Form 10KSB
period 1996-05-31
HIGH HOPES INC
filed 1996-11-20
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended: May 31, 1996

                         Commission File No. 33-8420-D

                                HIGH HOPES, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           NEVADA                                         84-1037630
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

              16178 East Prentice Place, Aurora, Colorado 80015
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's Telephone Number, Including Area Code:  (303) 690-6787

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -- No-X-

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-.

To the best of management's knowledge, no purchases or sales of the issuer's voting stock have occurred, and no market price for such stock has been quoted, in the past 60 days. As a result, the issuer is unable to compute the aggregate market value of the voting stock held by non-affiliates by reference to the price at which the stock was sold, or to the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of November 18, 1996, 1,400,230 shares of common stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     High Hopes, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Nevada on August 25, 1986 to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     From January 1992 until November 1994 the Company was engaged in a limited amount of real estate business in the State of Colorado. Effective November 30, 1994 High Hopes, Inc. transferred all of its assets, liabilities and real estate rental business to Antler, Inc., its wholly owned subsidiary. Also effective November 30, 1994 the Company sold Antler, Inc. to the majority shareholders of High Hopes, Inc. in exchange for assumption of the liabilities. The Company has been released from liability on all notes payable for which it was previously liable. One property acquired by the Company during July, 1994 was purchased subject to an existing mortgage of approximately $34,000. Antler, Inc. has taken this property subject to the existing loan and the shareholders of Antler, Inc. have personally agreed to hold High Hopes, Inc. harmless from any potential liability related to this loan balance. High Hopes, Inc. did not assume this mortgage but acquired the property subject to the existing balance on the note.

     Since the Company does not have any cash, it must locate a potential acquisition or merger candidate that is only interested in the liquidity of a public company.

     On December 28, 1995, the Company effected a 1 for 3 reverse split of the Company's outstanding Common Stock. All numbers of shares stated herein give retroactive effect to the reverse split.

     The Company's offices are located at 16178 East Prentice Place, Aurora, Colorado 80015, and its telephone number is (303) 690-6787.

DESCRIPTION OF BUSINESS

     The Company believes it has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Company will be incapable of acquiring the assets or business of other entities except in those instances where the Company exchanges its common stock with those held by the target company and/or the target company's shareholders. Another possibility, although less likely, is that the Company may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Company's common stock in a merger or acquisition, if ever, would require the Company to issue a substantial number of its common stock. Accordingly, the percentage of common stock held by the Company's then-shareholders would be reduced as a result of the increased number of common stock issued and outstanding following any such merger or acquisition.

     The Company expects to continue to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connec-tion with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will continue its efforts.

     Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a mater-ial adverse affect on the price of the Company's common stock. There is no assurance, if the Company acquires a target company with assets or earnings, or both, that the price of the Company's common stock will increase.

PLAN OF ACQUISITION

     The Company will follow a systematic approach to identify its most suitable acquisition candidates.

     First, management will continue to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or by virtue of the very limited advertising campaign the Company will conduct. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass to look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For instance, at this stage management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or ac-quisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisi-tion. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

     Management anticipates that the Company may have to seek additional financing in order to continue operations.

COMPETITION

     The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors.

EMPLOYEES

     The Company has no full time employees. Its officers devote as much time as is necessary to conduct the Company's business.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Effective Octrober 2, 1995, the Company maintains its office in space provided by Timothy J. Brasel, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended May 31, 1996.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. To the best of management's knowledge, no public market for any securities of the Company has existed since November of 1991, and no firm has undertaken to make a market in the Company's securities since completion of its public offering.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.001 par value common stock at November 18, 1996, was approximately 444. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended May 31, 1996, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(11,035) during the fiscal year ended May 31, 1996, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses.

     For the remainder of the current fiscal year, the Company anticipates losses similar in magnitude to those experienced historically. Should the Company intensify its search for an acquisition candidate, however, losses are likely to accrue at a greater rate than experienced historically. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of May 31, 1996, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-9 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The sole Director and Executive Officer of the Company is as follows:

           NAME            AGE                POSITION

     Timothy J. Brasel     37        President, Secretary, Treasurer
                                     and Director

     Timothy J. Brasel has served as the Company's sole Officer and Director since October 2, 1995. He also serves as President and a Director of three other publicly-held "shells": Capital 2000, Inc., Beechport Capital Corp., and Universal Capital Corporation. Mr. Brasel has served as President of a number of other publicly-held, blind-pool companies, including Prentice Capital, Inc. (March 1990 - August 1994); Eagle Eye Enterprises, Inc. (July 1987 - October
1994); Extare Corporation; Brasel Ventures (March 1990 - August 1993); Eagle Vision, Inc. (July 1987 - April 1990); L.I. Inc. (November 1988 - June 1990); and Fox Ridge Capital, Inc. (February 1987 - March 1989). Since 1987, Mr. Brasel has also served as President and a director of Bleu Ridge Consultants, Inc., a business and management consulting firm in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa, in 1980.

     The sole Director of the Company holds office until the next annual meeting of the shareholders and until his successors have been elected and qualified.

     Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Nevada law.

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company's sole Officer and Director currently receives no salary from the Company.

     It is possible that the Company's Officers and Directors will sell part or all of their shares of the Company's Common Stock pursuant to the successful completion of a potential acquisition of a business opportunity. However, this is dependent upon arm's length negotiations between the Company's Officers and Directors and management of the potential merger entity. There currently is no agreement or understanding of any kind whereby Officers and Directors of the Company will dispose of part or all of their shares of the Common Stock of the Company pursuant to an acquisition of the business opportunity.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of November 18, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                 AMOUNT AND
NAME AND ADDRESS                 NATURE OF BENE-             PERCENT
OF BENEFICIAL OWNER              FICIAL OWNERSHIP            OF CLASS
Timothy J. Brasel                  280,632 <FN1>             20.0%
16178 East Prentice Place
Aurora, Colorado 80015

Paul H. Dragul                     561,264 <FN2>             40.1%
950 East Harvard, No. 500
Denver, Colorado 80210

All Directors and Officers         280,632 <FN1>             20.0%
Of the Company (1 Person)
__________________

<FN1>
Includes 280,632 shares held by Bleu Ridge Consultants, Inc. Profit Sharing Plan and Trust, of which Timothy J. Brasel is the trustee.
<FN2>
Includes 261,815 shares held by Trust Company of America FBO Paul H. Dragul.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has borrowed $21,600 in the form of unsecured notes payable from stockholders of the Company. These notes are payable on demand and bear interest at 8% per annum.

     During the year ended May 31, 1996, the Company advanced $12,000 to a stockholder of the Company. The advance bears interest at 7% per annum and is due and payable on demand.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation,     Incorporated by reference to
            as amended                     Registrant's Form S-18 Registration
                                           Statement (No. 33-8420-D)

 3          Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18 Registration
                                           Statement (No. 33-8420-D)

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended May 31, 1996.

                  INDEX TO FINANCIAL STATEMENTS

          HIGH HOPES, INC. AND CONSOLIDATED SUBSIDIARIES

     Report of Independent Certified Public Accountants       F-2

     Consolidated Financial Statements:

          Consolidated Balance Sheet                          F-3

          Consolidated Statements of Operations               F-4

          Consolidated Statement of Changes in                F-5
            Stockholders' Equity

          Consolidated Statements of Cash Flows               F-6

          Notes to Consolidated Financial Statements          F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
High Hopes, Inc.
Englewood, CO 80112

We have audited the accompanying consolidated balance sheet of High Hopes, Inc. and Consolidated Subsidiaries as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended May 31, 1995 and 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company had certain transactions with related parties as more fully described in Notes 2,3,4 and 5 to the consolidated financial statements. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of High Hopes, Inc. as of May 31, 1996, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May 31, 1995 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency as of May 31, 1996 and has no ongoing business operations, subsequent to the spin-off of the rental activities. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                               /s/ Miller & McCollom
                                   Miller and McCollom
                                   Certified Public Accountants
                                   3900 E. Mexico, Suite 504
                                   Denver, Colorado  80210
September 26, 1996

          HIGH HOPES, INC. AND CONSOLIDATED SUBSIDIARIES

                          BALANCE SHEET
                           May 31, 1996

                              ASSETS

Current Assets:
     Cash                                       $   1,016
     Advances, related party (Note 7)              12,000
     Accrued interest                               1,628

       Total Current Assets                        14,644

TOTAL ASSETS                                    $  14,644

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Notes payable - related party (Note 6)     $  21,600
     Accrued interest payable - related party         787

          Total Current Liabilities                22,387

TOTAL LIABILITIES                                  22,387

Stockholders' Equity (Notes 1 and 4)

  Common stock, $.001 par value
    100,000,000 shares authorized,
    1,400,230 shares issued and
    outstanding                                     1,400
  Additional paid-in capital                      534,747
  Accumulated (deficit)                          (543,890)

TOTAL STOCKHOLDERS' EQUITY                         (7,743)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                         $  14,644

The accompanying notes are an integral part of the financial statements.

          HIGH HOPES, INC. AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended May 31,

                                                  1995          1996
                                               ----------   --------------
Revenue:

   Rent income                                 $   30,969     $         -
   Interest income                                      -             428
   Gain on sale of properties
    and other income (Note 5):
      Related party                                 7,921               -
   Other                                              351               -
                                                   39,241             428
Expenses:
   Management fees, related
    parties (Note 2)                                9,000               -
   Stock issued for services (Note 4)                   -           1,292
   Legal and accounting                                 -           7,869
   Depreciation                                     5,442               -
   Interest                                        13,483             787
   Real estate taxes                                2,541               -
   Association dues                                 6,561               -
   Repairs and maintenance                          4,261               -
   Other                                            2,554           1,515
                                                   43,842          11,463

Net Income (Loss)                              $   (4,601)     $  (11,035)

Per Share                                      $      nil      $     (.01)

Weighted Average Shares Outstanding               751,103       1,360,250

The accompanying notes are an integral part of the financial statements.

             HIGH HOPES, INC. AND CONSOLIDATED SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  From May 31, 1994 through May 31, 1996
                                                           Additional
                               Common Stock     Paid-in   Accumulated
                            No./Shares  Amount  Capital    (Deficit)  Total
                            ----------  ------  --------  ---------- -------
Balance at May 31, 1994      227,702    $  228  $529,485  $(528,254) $ 1,459

Common stock issued
(Note 4)                   1,047,260     1,047     2,095          -    3,142

Net loss-year ended
May 31, 1995                       -         -         -     (4,601)  (4,601)

Balance at May 31, 1995    1,274,962     1,275   531,580   (532,855)       -

Common stock issued
for cash (Note 4)             75,268        75     1,925          -    2,000

Common stock issued for
services (Note 4)             50,000        50     1,242          -    1,292

Net loss year ended
May 31, 1996                       -         -         -    (11,035) (11,035)

Balance at May 31, 1996    1,400,230     1,400  $534,747  $(543,890) $(7,743)

The accompanying notes are an integral part of the financial statements.

            HIGH HOPES, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years Ended May 31,
                                                     1995             1996
Cash Flows Operating Activities:
  Net income (loss)                              $   (4,601)      $  (11,035)
  Stock issued for services                               -            1,292
  Increase in management fee payable                  9,000                -
  Depreciation                                        5,442                -
  (Gain) on real estate                              (8,272)               -
  (Increase) in prepaid expenses                       (941)          (1,200)
  Increase in accounts payable
   and accrued expenses                               1,290              787
  Other, net                                            534             (428)
Net Cash Provided by Operating Activities             2,452          (10,584)

Cash Flows from Investing Activities:
  Acquisition of real estate investments            (11,573)               -
  Advances to related party                               -          (12,000)
  Proceeds from sale of real estate                  (1,012)               -
Net Cash Provided by Investing Activities           (12,585)         (12,000)

Cash Flows from Financing Activities:
  Proceeds from sale of stock                             -            2,000
  Proceeds from notes payable                             -           21,600
  Proceeds from notes payable                        15,022                -
  Repayment of notes payable                        (10,083)               -
Net Cash Provided by (Used in)
  Financing Activities                                4,939           23,600

Increase (Decrease) in Cash                          (5,194)           1,016

Cash, Beginning of Period                             5,194                -

Cash, End of Period                              $        -       $    1,016

Interest Paid                                    $   15,583       $        -

Income Taxes Paid                                $        -       $        -

Schedule of non cash financing and investing activity:

1.  The Company acquired real estate for debt assumption of $34,429.
2. The Company issued common stock at par value of $3,142 in exchange for a reduction of liabilities payable to related parties.
3. The Company sold real estate for assumption of liabilities of $354,700 less assets transferred of $941 and cash transferred of $1,012.

The accompanying notes are an integral part of the financial statements.

             HIGH HOPES, INC. AND CONSOLIDATED SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 31, 1995 and 1996

(1)  SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet includes the accounts of High Hopes, Inc. (High Hopes) incorporated in August 28, 1986 as of May 31, 1996. The consolidated statements of operations, cash flows and changes in stockholders' equity include the accounts of High Hopes, as well as its inactive subsidiaries Birch Branch, Inc. and Antler, Inc. until November 30, 1994. Both subsidiaries were incorporated in Colorado on September 29, 1989. The Company was in the real estate ownership and rental business. Effective November 30, 1994 all of the assets and liabilities of High Hopes were contributed to Antler, Inc. and Antler, Inc. was sold to the majority shareholders of High Hopes, Inc. See
Note 5 below for a description of the transaction. Also, effective November 30, 1994, Birch Branch, Inc. was also spun-off. The majority shareholders of the Company entered into an agreement to sell their shares of the High Hopes, Inc. to others which resulted in a change of control of the Company. All intercompany account balances have been eliminated in the consolidation. The Company has selected the last day of May as its year end.

     (b)  PER SHARE INFORMATION

Per share information is based upon the weighted average number of shares outstanding during the period.

     (c)  INCOME TAXES

As of May 31, 1996, High Hopes, Inc. had net operating losses available for carry-over to future years of approximately $675,000, expiring in 2011. Because of a change in control of the company, future utilization of these loss carryovers has been limited, consequently no deferred tax asset has been recorded.

     (d)  REVERSE STOCK SPLIT

Effective August 31, 1994 the Company effected a one-for-one hundred reverse stock split. Effective December 22, 1995, the Company effected a one-for-three
reverse stock split.   All references to common stock in the financial
statements have been retroactively adjusted for these reverse stock splits.

     (e)  INVESTMENT IN REAL ESTATE AND RELATED DEPRECIATION

The Company's investments in rental real estate were carried at cost, net of accumulated depreciation. Depreciation was computed using the straight-line method over estimated useful lives of 30 years. Major renovations were capitalized. Repairs and maintenance costs were expensed as incurred.

             HIGH HOPES, INC. AND CONSOLIDATED SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 31, 1995 and 1996

(1)  SUMMARY OF ACCOUNTING POLICIES, Continued

     (f)  USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported period. Actual results could differ from those estimates.

     (g)  CONCENTRATION OF CREDIT RISK

The concentration of credit risk for the Company is the advance to a related party in the amount of $12,000. This advance is not collateralized and is receivable from one person.

     (h)  GOING CONCERN

At May 31, 1996 the Company has a net capital deficiency. Subsequent to the spin-off of its rental operations as disclosed in Note 5, the company has not attained any ongoing business operations. If the Company does not establish business operations or obtain additional financing, the company may be unable to continue as a going concern. Management is exploring various business opportunities.

(2)  MANAGEMENT FEES/RELATED PARTIES

From January 1, 1992 through November 30, 1994 the Company utilized the management services of shareholders of the Company. The shareholders agreed to defer payment for these services until such time that the Company had sufficient cash flow to pay for the services. The Company accrued $1,500 per month for these services which totaled $43,500 as of May 31, 1994 and $52,500 as of November 30, 1994. This liability was assumed by Antler, Inc. as of November 30, 1994. See Note 5 below.

(3)  ADVANCES FROM RELATED PARTY

As of May 31, 1994 a stockholder had unreimbursed advances of $3,000 to the Company. This balance bears interest at 8% per annum and had no collateral or written repayment terms. The stockholder has advanced various other amounts to the Company on a short term basis which are payable with interest at 8% per annum. The balance of $18,022 at November 30, 1994 was assumed as part of the sale transaction described in Note 5.
                                   F-8

             HIGH HOPES, INC. AND CONSOLIDATED SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 31, 1995 and 1996

(4)  COMMON STOCK ISSUED

During the year ended May 31, 1995 the Company issued 1,047,260 shares (as restated) of restricted common stock for $3,142, pursuant to an option granted effective January 1, 1992. At the time the option was granted, the Company did not have sufficient authorized comm6on stock. Subsequent to the August 31, 1994 reverse stock split, the options were exercised.

During the year ended May 31, 1996, the Company issued 75,268 shares (as restated) of common stock for $2,000 cash and 50,000 shares (as restated) for $1,292 of services.

(5)  SALE OF SUBSIDIARIES

Effective November 30, 1994 High Hopes, Inc. transferred all of its assets, liabilities and real estate rental business to Antler, Inc., its wholly owned subsidiary. Also effective November 30, 1994 the Company sold Antler, Inc. to the majority shareholders of High Hopes, Inc. in exchange for assumption of the liabilities. The Company has been released from liability on all notes payable for which it was previously liable. One property acquired by the Company during July, 1994 was purchased subject to an existing mortgage of approximately $34,000. Antler, Inc. has taken this property subject to the existing loan and the shareholders of Antler, Inc. have personally agreed to hold High Hopes, Inc. harmless from any potential liability related to this loan balance. High Hopes, Inc. did not assume this mortgage but acquired the property subject to the existing balance on the note.

The Company recorded a gain of $7,921 related to the sale of Antler, Inc. resulting from the amount of liabilities being assumed in excess of assets at the date of sale. Subsequent to November 30, 1994, the real estate appraised for approximately $151,000 greater than that assumed in the sale transaction.

(6)  NOTES PAYABLE - RELATED PARTIES

The Company has borrowed $21,600 in the form of unsecured notes payable from stockholders of the Company. These notes are payable on demand and bear interst at 8% per annum.

(7)  ADVANCES TO RELATED PARTY

During the year ended May 31, 1996 the Company advanced $12,000 to a stockholder of the Company. The advance bears interest at 7% per annum and is due and payable on demand.

(8)  FAIR VALUE OF FINANCIAL STRUMENTS

Fair value of cash, advances receivable and notes payable approximate carrying value due to the short-term nature of the obligation and interest rates assumed thereon approximate current market rates.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   HIGH HOPES, INC.

Dated: November 18, 1996           By: /s/ Timothy J. Brasel
                                       Timothy J. Brasel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                      TITLE                    DATE

/s/ Timothy J. Brasel         President, Secretary,     November 18, 1996
Timothy J. Brasel             Treasurer (Principal
                              Financial and Account-
                              ing Officer) and
                              Director