Form 10QSB
period 1996-08-31
HIGH HOPES INC
filed 1996-11-20
CIK 800181

            U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 1996

                 Commission File Number: 33-8420-D

                         HIGH HOPES, INC.
 ----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

            Nevada                                    84-1037630
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

       16178 East Prentice Place, Aurora, Colorado 80015
   ----------------------------------------------------------
   (Address of principal executive offices including zip Code)

                          (303) 690-6787
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [  ] Yes        ( X ] No

As of August 31, 1996, Registrant had 1,400,230 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]     No  [ X ]

                              INDEX

                                                    Page
                                                    Number

Part I.   Financial Information

Item I.   Financial Statements

          Balance Sheets as of August 31, 1996
            and May 31, 1996                          3

          Statements of Operations, Three Months
            Ended August 31, 1996                     4

          Statements of Cash Flows, Three Months
            Ended August 31, 1996                     5

          Notes to Financial Statements               6

Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                7

Part II.  Other Information                           7

                         HIGH HOPES, INC.

                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                             August 31       May 31
                                                1996          1996

Current Assets
 Cash                                        $      616     $   1,016
 Advances - related party                        12,000        12,000
 Other                                            1,838         1,628
  Total Current Assets                           14,454        14,644

  Total Assets                               $   14,454     $  14,644

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                            $       82     $       -
 Notes payable                                   21,600        21,600
 Other                                            1,219           787
 Total Current Liabilities                       22,901        22,387

Stockholders' Equity:
 Common Stock, no par value,
   100,000,000 shares authorized
   1,400,230 shares issued and
   outstanding                                    1,400         1,400
 Additional paid-in capital                     534,747       534,747
 Accumulated deficit                           (544,594)     (543,890)
Total Stockholders' Equity                       (8,447)       (7,743)

Total Liabilities and Stockholders' Equity   $   14,454     $  14,644

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

               Three Months Ended August 31, 1996

     Revenues                                $       210

     Operating Expenses:
          Legal and accounting                        78
          Interest                                   432
          Other                                      404
            Total Operating Expenses                 914

     Net Loss                                $      (704)

     Per Share                               $       nil

     Weighted Average Number of Shares
      Outstanding                              1,400,230

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                Three Months Ended August 31, 1996

     Cash Flows Operating Activities:
          Net (loss)                              $     (704)
          (Increase) in accrued interest
           receivable                                   (210)
          Increase in accrued interest payable           432
          Increase in accounts payable                    82

     Net Cash (Used in) Operating Activities            (400)

     Cash Flows from Investing Activities                  -

     Cash Flows from Financing Activities                  -

     (Decrease) in Cash                                 (400)

     Cash, Beginning of Period                         1,016

     Cash, End of Period                         $       616

     Interest Paid                               $         -

     Income Taxes Paid                           $         -

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                   August 31, 1996 (Unaudited)

(1) CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by High Hopes, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and High Hopes, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by High Hopes, Inc. later in the year.

The management of High Hopes, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                              ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

High Hopes, Inc. (the "Company") was organized as a Nevada corporation on August 24, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated minimal revenues during the quarter ended August 31, 1996, and management does not anticipate more than minimal revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At August 31, 1996, the Company had no material commitments for capital expenditures.

                    PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS - None.

Item 2.  CHANGES IN SECURITIES - None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5.  OTHER INFORMATION - None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT 27 - Financial Data Schedule: Filed herewith electronically

         REPORTS ON FORM 8-K - None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HIGH HOPES, INC.


Dated: November 18, 1996         By:/s/ Timothy J. Brasel
                                    Timothy J. Brasel, President