Form 10QSB
period 1996-11-30
HIGH HOPES INC
filed 1997-01-21
CIK 800181

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 1996

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

                     [  ] Yes        ( X ] No

As of November 30, 1996, Registrant had 1,400,230 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]     No  [ X ]

                                 INDEX
                                                               Page
                                                              Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of November 30, 1996
                 and May 31, 1996                               3

               Statements of Operations, Three Months
                 Ended November 30, 1996                        4

               Statements of Operations, Six Months
                 Ended November 30, 1996                        4

               Statements of Cash Flows, Three Months
                 Ended November 30, 1996                        5

               Statements of Cash Flows, Six Months
                 Ended November 30, 1996                        6

               Notes to Financial Statements                    7

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                       8

Part II.  Other Information                                     8

                             HIGH HOPES, INC.

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                                November 30      May 31
                                                   1996           1996
Current Assets
 Cash                                          $        52     $    1,016
 Advances - related party                           12,000         12,000
 Other                                                 848          1,628
  Total Current Assets                              12,900         14,644

  Total Assets                                 $    12,900     $   14,644

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                          $     2,180      $       -
     Notes payable                                  22,200         21,600
     Other                                           1,657            787
  Total Current Liabilities                         26,037         22,387

Stockholders' Equity:
     Common Stock, no par value,
          100,000,000 shares authorized
          1,400,230 shares issued and
          outstanding                                1,400          1,400
     Additional paid-in capital                    534,747        534,747
     Accumulated deficit                          (549,284)      (543,890)
Total Stockholders' Equity                         (13,137)        (7,743)

Total Liabilities and Stockholders' Equity     $    12,900    $    14,644

The accompanying notes are an integral part of the financial statements.

                          HIGH HOPES, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

              Three Months Ended November 30, 1996

Revenues                                                 $       210

Operating Expenses:
     Legal and accounting                                      4,205
     Interest                                                    438
     Other                                                       257
       Total Operating Expenses                                4,900

Net Loss                                                  $   (4,690)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,400,230

               Six Months Ended November 30, 1996

Revenues                                                 $       420

Operating Expenses:
     Legal and accounting                                      4,283
     Interest                                                    870
     Other                                                       661
       Total Operating Expenses                                5,814

Net Loss                                                  $   (5,394)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,400,230

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

               Three Months Ended November 30, 1996

Cash Flows Operating Activities:
     Net (loss)                                           $   (4,690)
     (Increase) in accrued interest
      receivable                                                (210)
     Increase in accrued interest payable                        438
     Increase in accounts payable                              2,098
     Other                                                     1,200
  Net Cash (Used in) Operating
   Activities                                                 (1,164)

Cash Flows from Investing Activities         -

Cash Flows from Financing Activities:
     Proceeds from notes payable                                 600
  Net Cash Provided by Financing
   Activities                                                    600

(Decrease) in Cash                                              (564)

Cash, Beginning of Period                                        616

Cash, End of Period                                       $       52

Interest Paid                                             $        -

Income Taxes Paid                                         $        -

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                Six Months Ended November 30, 1996

Cash Flows Operating Activities:
     Net (loss)                                           $   (5,394)
     (Increase) in accrued interest
      receivable                                                (420)
     Increase in accrued interest payable                        870
     Increase in accounts payable                              2,180
     Other                                                     1,200
  Net Cash (Used in) Operating
   Activities                                                 (1,564)

Cash Flows from Investing Activities                               -

Cash Flows from Financing Activities:
     Proceeds from notes payable                                 600
  Net Cash Provided by Financing
   Activities                                                    600

(Decrease) in Cash                                              (964)

Cash, Beginning of Period                                      1,016

Cash, End of Period                                       $       52

Interest Paid                                             $        -

Income Taxes Paid                                         $        -


The accompanying notes are an integral part of the financial statements.

                          HIGH HOPES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  November 30, 1996 (Unaudited)

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

The Company generated minimal revenues during the quarter ended November 30, 1996, and management does not anticipate more than minimal revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At November 30, 1996, the Company had no material commitments for capital expenditures.

                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HIGH HOPES, INC.


Dated: January 21, 1997         By:/s/ Timothy J. Brasel
                                   Timothy J. Brasel, President