Form 10QSB
period 1997-03-31
HIGH HOPES INC
filed 1997-06-18
CIK 800181

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 1997

                       Commission File Number: 33-8420-D

                             HIGH HOPES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                      84-1037630
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                    P.O. Box 460363, Aurora, Colorado 80046
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

                              (303) 690-6787
                        --------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of February 28, 1997, 1,400,230 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX

                                                         Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of February 28, 1997
                 and May 31, 1996                               3

               Statements of Operations, Three Months
                 Ended February 28, 1997                        4

               Statements of Operations, Nine Months
                 Ended February 28, 1997                        5

               Statements of Cash Flows, Three Months
                 Ended February 28, 1997                        6

               Statements of Cash Flows, Nine Months
                 Ended February 28, 1997                        7

               Notes to Financial Statements                    8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     8

Part II.  Other Information                                     9

Signatures                                                      9

                         HIGH HOPES, INC.
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                         February 28      May 31
                                             1997          1996
Current Assets
 Cash                                   $         52   $    1,016
 Advances - related party                     12,000       12,000
 Other                                         1,058        1,628
  Total Current Assets                        13,110       14,644

  Total Assets                          $     13,110   $   14,644


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                   $      3,509   $        -
     Notes payable                            22,200       21,600
     Other                                     2,101          787
  Total Current Liabilities                   27,810       22,387

Stockholders' Equity:
     Common Stock, no par value,
          100,000,000 shares authorized
          1,400,230 shares issued and
          outstanding                         1,400         1,400
     Additional paid-in capital             534,747       534,747
     Accumulated deficit                   (550,847)    (543,890)
Total Stockholders' Equity                  (14,700)      (7,743)

Total Liabilities and
     Stockholders' Equity              $     13,110   $   14,644

The accompanying notes are an integral part of the financial statements.
                                3
                         HIGH HOPES, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                   Three Months Ended
                                                       February 28,
                                                          1997

Revenues                                               $       210

Operating Expenses:
     Legal and accounting                                    1,050
     Interest                                                  444
     Other                                                     279
       Total Operating Expenses                              1,773

Net Loss                                               $    (1,563)

Per Share                                              $       nil

Weighted Average Number of Shares
 Outstanding                                             1,400,230

The accompanying notes are an integral part of the financial statements.
                                4
                         HIGH HOPES, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                 Nine Months Ended
                                                  February 28,
                                                       1997
                                                    -----------


Revenues                                         $       630

Operating Expenses:
     Legal and accounting                              5,332
     Interest                                          1,314
     Other                                               941
       Total Operating Expenses                        7,587

Net Loss                                         $    (6,957)

Per Share                                        $      (.01)

Weighted Average Number of Shares
 Outstanding                                       1,400,230

The accompanying notes are an integral part of the financial statements.
                                5
                         HIGH HOPES, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   Three Months Ended
                                                       February 28,
                                                          1997
                                                      -------------
Cash Flows Operating Activities:
     Net (loss)                                        $   (1,563)
     (Increase) in accrued interest
      receivable                                             (210)
     Increase in accrued interest payable                     444
     Increase in accounts payable                           1,329
  Net Cash (Used in) Operating
   Activities                                                   -

Cash Flows from Investing Activities                            -

Cash Flows from Financing Activities                            -

(Decrease) in Cash                                              -

Cash, Beginning of Period                                      52

Cash, End of Period                                    $       52

Interest Paid                                          $        -

Income Taxes Paid                                      $        -

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                 Nine Months Ended
                                                   February 28,
                                                       1997
                                                    -----------
Cash Flows Operating Activities:
     Net (loss)                                   $   (6,957)
     (Increase) in accrued interest
      receivable                                       (630)
     Increase in accrued interest payable              1,314
     Increase in accounts payable                      3,509
     Other                                             1,200
  Net Cash (Used in) Operating
   Activities                                         (1,564)

Cash Flows from Investing Activities                       -

Cash Flows from Financing Activities:
     Proceeds from notes payable                         600
  Net Cash Provided by Financing
   Activities                                            600

(Decrease) in Cash                                      (964)

Cash, Beginning of Period                              1,016

Cash, End of Period                               $       52

Interest Paid                                     $        -

Income Taxes Paid                                 $        -

The accompanying notes are an integral part of the financial statements.
                                7
                         HIGH HOPES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                  February 28, 1997 (Unaudited)

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

The Company generated minimal revenues during the quarter ended February 28, 1997, and management does not anticipate more than minimal revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At February 28, 1997, the Company had no material commitments for capital expenditures.

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

                             HIGH HOPES, INC.

Date: June 17, 1997          By:/s/ Timothy J. Brasel
                                Timothy J. Brasel
                                President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically