Form 10KSB
period 1997-05-31
HIGH HOPES INC
filed 1997-11-10
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: May 31, 1997

                      Commission file number: 33-8420-D

                                HIGH HOPES, INC.
               ----------------------------------------------
               (Name of small business issuer in its Charter)

           Nevada                                          84-1037630
-------------------------------                         -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                   P.O.Box 460363, Aurora, Colorado 80046
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                              (303) 221-7376
                        ---------------------------
                        (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $840.

As of October 30, 1997, 1,400,230 shares of $.001 par value common stock were outstanding.

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

     The Company's offices are located at 5770 South Beech Court, Greenwood Village, Colorado 80121, and its telephone number is (303) 221-7376.

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

     Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of the Company's common stock. There is no assurance, if the Company acquires a target company with assets or earnings, or both, that the price of the Company's common stock will increase.

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

EMPLOYEES

     The Company has no full time employees. Its sole officer devotes as much time as is necessary to conduct the Company's business.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Since October 2, 1995, the Company has maintained its office in space provided by Timothy J. Brasel, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended May 31, 1997.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  MARKET INFORMATION.   To the best of management's knowledge, no
public market for any securities of the Company existed prior to September 16, 1997. The Company's common stock is currently traded in the over-the-counter market, and prices for the common stock are quoted on the OTC Bulletin Board.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at October 29, 1997, was approximately 444. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended May 31, 1997, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(7,830) during the fiscal year ended May 31, 1997, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses.

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

     As of May 31, 1997, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-8 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

           NAME            AGE                  POSITION
     -----------------     ---       -------------------------------
     Timothy J. Brasel     38        President, Secretary, Treasurer
                                     and Director

     Timothy J. Brasel has served as the Company's sole Officer and Director since October 2, 1995. He also serves as President and a Director of five other publicly-held "shells": Aspen Capital, Inc., Cypress Capital, Inc., Beechport Capital Corp., Mahogany Capital, Inc. and Walnut Capital, Inc. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. From April 1990 to February 1992, Mr. Brasel served as President, a Director and sole shareholder of Central Securities Transfer Corporation, a stock transfer company which is no longer in business. From January 1989 to May 1992, Mr. Brasel served as a Director of Coalmont, Inc., a publicly-held blank-check company that completed an acquisition of MCC Holdings, Inc. during May 1992. From July 1987 until May 1990, Mr. Brasel served as President of Eagle Vision, Inc., a publicly-held blank-check company that completed an acquisition of UMA Management Associates, Inc. From November 1988 to June 1990, he also served as President and a Director of L.I. Inc., a publicly-held blank-check company which completed an acquisition of Imaging Management Associates, Inc. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Nevada law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Company's officers, directors and 10% or greater beneficial owners are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President. No executive officer received any compensation for the fiscal year ended May 31, 1997:

                          SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
NAME AND PRINCIPAL                                        OTHER ANNUAL
     POSITION               YEAR     SALARY     BONUS     COMPENSATION
------------------          ----     ------     -----     ------------
Timothy J. Brasel,          1996      -0-        -0-          -0-
President                   1997      -0-        -0-          -0-

                                           LONG-TERM COMPENSATION
                                          AWARDS           PAYOUTS    ALL
                                 RESTRICTED    OPTIONS/               OTHER
NAME AND PRINCIPAL               STOCK         SARs        LTIP       COMPEN-
     POSITION            YEAR    AWARDS        (NUMBER)    PAYOUTS    SATION
------------------       ----    ----------    --------    -------    ------
Timothy J. Brasel,       1997       -0-           -0-        -0-        -0-
 President               1996       -0-           -0-        -0-        -0-

     The Company's sole Officer and Director currently receives no salary from the Company.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of October 31, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                 AMOUNT AND
NAME AND ADDRESS                 NATURE OF BENE-             PERCENT
OF BENEFICIAL OWNER              FICIAL OWNERSHIP            OF CLASS
Timothy J. Brasel                  561,264 <FN1>              40.1%
16178 East Prentice Place
Aurora, Colorado 80015

Paul H. Dragul                     561,264 <FN2>              40.1%
950 East Harvard, No. 500
Denver, Colorado 80210

All Directors and Officers         561,264 <FN1>              40.1%
Of the Company (1 Person)
__________________

<FN1>
Includes 280,632 shares held by Charitable Remainder Trust of Timothy J. Brasel; and 280,632 shares held by Bleu Ridge Consultants Inc. Profit Sharing Plan and Trust. Timothy J. Brasel is the trustee of each of these trusts.
<FN2>
Includes 299,449 shares held of record by Dr. Dragul and 261,815 shares held in Dr. Dragul's IRA.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHBIIT
NUMBER      DESCRIPTION                    LOCATION
-------     --------------------------     -----------------------------------
 3          Articles of Incorporation,    Incorporated by reference to
            as amended                    Registrant's Form S-18 Registration
                                          Statement (No. 33-8420-D)

 3          Bylaws                        Incorporated by reference to
                                          Registrant's Form S-18 Registration
                                          Statement (No. 33-8420-D)

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended May 31, 1997.

                  INDEX TO FINANCIAL STATEMENTS
                      May 31, 1996 and 1997

     Report of Independent Certified Public Accountants          F-2

     Financial Statements:

          Balance Sheet                                          F-3
          Statements of Operations                               F-4
          Statement of Changes in                                F-5
            Stockholders' Equity
          Statements of Cash Flows                               F-6
          Notes to Financial Statements                          F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
High Hopes, Inc.
Aurora, CO 80016

We have audited the accompanying balance sheet of High Hopes, Inc. as of May 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the two years ended May 31, 1996 and 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The Company had certain transactions with related parties as more fully described in Notes 2,3,4 and 5 to the financial statements. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of High Hopes, Inc. as of May 31, 1997, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May 31, 1996 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency as of May 31, 1997 and has no ongoing business operations, subsequent to the spin-off of the rental activities. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                /s/ MILLER AND MCCOLLOM
                                   Miller and McCollom
                                   Certified Public Accountants
                                   1285 W. Byers Place
                                   Denver, Colorado 80223
August 25, 1997

                         HIGH HOPES, INC.
                          BALANCE SHEET
                           May 31, 1997

                              ASSETS
Current Assets
     Cash                                             $        862
     Advances - related party (Note 5)                      12,000
     Other assets                                            1,268
                                                      ------------
       Total Current Assets                                 14,130
                                                      ------------
TOTAL ASSETS                                          $     14,130
                                                      ------------

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
     Accounts Payable                                 $        808
     Notes payable - related party (Note 5)                 26,314
     Accrued interest payable - related party                2,581
                                                      ------------
       Total Current Liabilities                            29,703
                                                      ------------

TOTAL LIABILITIES                                           29,703

Stockholders' (Deficit): (Notes 1 and 2)

     Common stock, $.001 par value
       100,000,000 shares authorized,
       1,400,230 shares issued and
       outstanding                                           1,400
     Additional paid-in capital                            534,747
     Accumulated (deficit)                                (551,720)
                                                      ------------
TOTAL STOCKHOLDERS' (DEFICIT)                              (15,573)
                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)         $     14,130
                                                      ------------
The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                     STATEMENTS OF OPERATIONS
                   For the Years Ended May 31,

                                              1996              1997
                                          -----------       -----------
Revenue:
     Interest                             $       428       $       840
                                          -----------       -----------
                                                  428               840
                                          -----------       -----------
Expenses:
     Stock issued for services (Note 2)         1,292                 -
     Legal and accounting                       7,869             5,677
     Interest                                     787             1,794
     Other                                      1,515             1,199
                                          -----------       -----------
                                               11,463             8,670
                                          -----------       -----------
Net Income (Loss)                         $   (11,035)      $    (7,830)
                                          -----------       -----------

Per Share                                 $      (.01)      $      (.01)
                                          -----------       -----------
Weighted Average Shares Outstanding         1,360,250         1,400,230
                                          -----------       -----------
The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
          STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIT)
              From May 31, 1995 through May 31, 1997

                                        Additional
                   Common Stock          Paid-in    Accumulated
               No./Shares    Amount      Capital     (Deficit)     Total
               ----------  ----------  -----------  ------------  ---------
Balance at
 May 31, 1995   1,274,962  $    1,275  $   531,580  $  (532,855)  $       -

Common stock
 issued for
 cash (Note 2)     75,268          75        1,925            -       2,000

Common stock
 issued for
 services
 (Note 2)          50,000          50        1,242            -       1,292

Net loss-
 year ended
 May 31, 1996           -           -            -      (11,035)    (11,035)

Balance at
 May 31, 1996   1,400,230       1,400      534,747     (543,890)     (7,743)

Net loss-year
 ended May 31,
 1997                   -           -            -       (7,830)     (7,830)

Balance at
 May 31, 1997   1,400,230  $    1,400  $   534,747  $  (551,720)  $ (15,573)

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                     STATEMENTS OF CASH FLOWS
                                                     Years Ended May 31,
                                                      1996          1997
                                                   ----------   -----------
Cash Flows from Operating Activities:
    Net income (loss)                              $ (11,035)   $   (7,830)
    Stock issued for services                          1,292             -
    (Increase) in prepaid expenses                    (1,200)            -
    Increase in accounts payable
      and accrued expenses                               787         2,602
    Other, net                                          (428)          360
                                                   ---------    ----------
Net Cash (Used in) Operating
 Activities                                          (10,584)       (4,868)
                                                   ---------    ----------
Cash Flows from Investing Activities:
    Advances to related party                        (12,000)            -
                                                   ---------     ----------
Net Cash (Used in) Investing
 Activities                                          (12,000)
                                                   ---------     ----------
Cash Flows from Financing Activities:
    Proceeds from sale of stock                        2,000              -
    Proceeds from notes payable                       21,600          4,714
                                                   ---------     ----------
Net Cash Provided by Financing
 Activities                                           23,600          4,714
                                                   ---------     ----------
Increase (Decrease) in Cash                            1,016           (154)

Cash, Beginning of Period                                  -          1,016
                                                   ---------     ----------
Cash, End of Period                                $   1,016     $      862
                                                   ---------     ----------
Interest Paid                                      $     787     $    1,794
                                                   ---------     ----------
Income Taxes Paid                                  $       -     $        -
                                                   ---------     ----------
The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      May 31, 1996 and 1997

(1)  SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  ORGANIZATION AND HISTORY OF CONSOLIDATION

The balance sheet includes the accounts of High Hopes, Inc. (High Hopes) incorporated on August 28, 1986 as of May 31, 1997. The Company formerly owned two subsidiaries, Birch Branch, Inc. and Antler, Inc. The Company was in the real estate ownership and rental business. Effective November 30, 1994 all of the assets and liabilities of High Hopes were contributed to Antler, Inc. and Antler, Inc. was sold to the majority shareholders of High Hopes, Inc. See
Note 5 below for a description of the transaction. Also, effective November 30, 1994, Birch Branch, Inc. was also spun-off. The majority shareholders of the Company entered into an agreement to sell their shares of High Hopes, Inc. to others which resulted in a change of control of the Company. The Company has selected the last day of May as its year end.

     (b)  PER SHARE INFORMATION

Per share information is based upon the weighted average number of shares outstanding during the period.

     (c)  INCOME TAXES

As of May 31, 1997, High Hopes, Inc. had net operating losses available for carry-over to future years of approximately $552,000, expiring in 2012. Because of a change in ownership of the Company, future utilization of these loss carryovers has been limited, consequently no deferred tax asset has been recorded.

     (d)  REVERSE STOCK SPLIT

Effective August 31, 1994 the Company effected a one-for one hundred reverse stock split. Effective December 22, 1995, the Company effected a one-for-three reverse stock split. All references to common stock in the financial statements have been retroactively adjusted for these reverse stock splits.

     (e)  USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported period. Actual results could differ from those estimates.

     (f)  CONCENTRATION OF CREDIT RISK

The concentration of credit risk for the Company is the advance to a related party in the amount of $12,000. This advance is not collateralized and is receivable from one person.

                         HIGH HOPES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      May 31, 1996 and 1997

(1)  SUMMARY OF ACCOUNTING POLICIES, CONTINUED

     (g)  GOING CONCERN

At May 31, 1997 the Company has a net capital deficiency. Subsequent to the spin-off of its rental operations as disclosed in Note 3, the company has not attained any ongoing business operations. If the Company does not establish business operations or obtain additional financing, the Company may be unable to continue as a going concern. Management is exploring various business opportunities.

(2)  COMMON STOCK ISSUED

During the year ended May 31, 1996, the Company issued 75,268 shares (as restated) of common stock for $2,000 cash and 50,000 shares (as restated) for $1,292 of services.

(3)  SALE OF SUBSIDIARIES

Effective November 30, 1994 High Hopes, Inc. transferred all of its assets, liabilities and real estate rental business to Antler, Inc. its wholly owned subsidiary. Also effective November 30, 1994 the Company sold Antler, Inc. to the majority shareholders of High Hopes, Inc. in exchange for assumption of the liabilities. The Company has been released from liability on all notes payable for which it was previously liable. One property acquired by the Company during July, 1994 was purchased subject to an existing mortgage of approximately $34,000. Antler, Inc. has taken this property subject to the existing loan and the shareholders of Antler, Inc. have personally agreed to hold High Hopes, Inc. harmless from any potential liability related to this loan balance. High Hopes, Inc. did not assume this mortgage but acquired the property subject to the existing balance on the note.

(4)  NOTES PAYABLE - RELATED PARTIES

The Company has borrowed $26,314 in the form of unsecured notes payable from stockholders of the Company. These notes are payable on demand and bear interest at 8% per annum.

(5)  ADVANCES TO RELATED PARTY

During the year ended May 31, 1996 the Company advanced $12,000 to a stockholder of the Company. The advance bears interest at 7% per annum and is due and payable on demand.

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                   HIGH HOPES, INC.

Date: November 7, 1997             By:/s/ Timothy J. Brasel
                                      Timothy J. Brasel
                                      President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically