Form 10QSB
period 1997-08-31
HIGH HOPES INC
filed 1997-11-14
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

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

                              (303) 221-7376
                        --------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of August 31, 1997, 1,400,230 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX
                                                          Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of August 31, 1997
                 and May 31, 1997                           3

               Statements of Operations, Three Months
                 Ended August 31, 1997                      4

               Statements of Cash Flows, Three Months
                 Ended August 31, 1997                      5

               Notes to Financial Statements                6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                 6

Part II.  Other Information                                 7

          Signature                                         7

                         HIGH HOPES, INC.
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                         August 31,      May 31,
                                            1997          1997
                                        -----------    ----------
Current Assets
 Cash                                   $       435    $      862
 Advances - related party                    12,000        12,000
 Other                                        1,478         1,268
                                        -----------    ----------
  Total Current Assets                       13,913        14,130
                                        -----------    ----------
  Total Assets                          $    13,913    $   14,130
                                        -----------    ----------

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                   $     2,476    $      808
     Notes payable                           28,314        26,314
     Other                                    3,119         2,581
                                        -----------    ----------
  Total Current Liabilities                  33,909        29,703
                                        -----------    ----------
Stockholders' (Deficit):
     Common Stock, no par value,
          100,000,000 shares authorized
          1,400,230 shares issued and
          outstanding                         1,400         1,400
     Additional paid-in capital             534,747       534,747
     Accumulated (deficit)                 (556,143)     (551,720)
                                        -----------    ----------
Total Stockholders' (Deficit)               (19,996)      (15,573)
                                        -----------    ----------
Total Liabilities and
  Stockholders' (Deficit)               $    13,913    $   14,130
                                        -----------    ----------
The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

               Three Months Ended August 31, 1997

Revenues                                              $       210
                                                      -----------
Operating Expenses:
     Legal and accounting                                   2,490
     Interest                                                 538
     Other                                                  1,605
                                                      -----------
       Total Operating Expenses                             4,633
                                                      -----------
Net Loss                                              $    (4,423)
                                                      -----------
Per Share                                             $       nil
                                                      -----------
Weighted Average Number of Shares
 Outstanding                                            1,400,230
                                                      -----------
The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                Three Months Ended August 31, 1997

Cash Flows Operating Activities:
     Net (loss)                                  $    (4,423)
     (Increase) in accrued interest
      receivable                                        (210)
     Increase in accrued interest payable                538
     Increase in accounts payable                      1,668
                                                  -----------
  Net Cash (Used in) Operating
   Activities                                         (2,427)
                                                  -----------

Cash Flows from Financing Activities:
     Proceeds from notes payable                       2,000
                                                  -----------
  Net Cash Provided by Financing
   Activities                                          2,000
                                                  -----------
Cash Flows from Financing Activities                       -
                                                  -----------
(Decrease) in Cash                                      (427)

Cash, Beginning of Period                                 862
                                                  -----------
Cash, End of Period                               $       435
                                                  -----------
Interest Paid                                     $         -
                                                  -----------
Income Taxes Paid                                 $         -
                                                  -----------
The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                   August 31, 1997 (Unaudited)

(1)  Condensed Financial Statements

The financial statements included herein have been prepared by High Hopes, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and High Hopes, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 1997 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by High Hopes, Inc. later in the year.

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

The Company generated minimal revenues during the quarter ended August 31, 1997, and management does not anticipate more than minimal revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At August 31, 1997, the Company had no material commitments for capital expenditures.

                    PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.  None.

Item 2.   CHANGES IN SECURITIES.  None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

Item 5.   OTHER INFORMATION.  None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  Exhibit
               27 - Financial Data Schedule       Filed herewith
                                                  electronically
          B.  Reports on Form 8-K - None

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HIGH HOPES, INC.

Date:  November 13, 1997      By:/s/ Timothy J. Brasel
                                  Timothy J. Brasel, President

                          EXHIBIT INDEX
     EXHIBIT                            METHOD OF FILING
27.  Financial Data Schedule       Filed herewith electronically