Form 10QSB
period 1997-11-30
HIGH HOPES INC
filed 1998-01-14
CIK 800181

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1997

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

                            Yes X             No___

As of November 30, 1997, 1,400,230 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX
                                                         Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of November 30, 1997
                 and May 31, 1997                               3

               Statements of Operations, Three Months
                 Ended November 30, 1997                        4

               Statements of Operations, Six Months
                 Ended November 30, 1997                        5

               Statements of Cash Flows, Three Months
                 Ended November 30, 1997                        6

               Statements of Cash Flows, Six Months
                 Ended November 30, 1997                        7

               Notes to Financial Statements                    8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     9

Part II.  Other Information                                    10

                             HIGH HOPES, INC.
                             BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                            November 30,       May 31,
                                               1997             1997
Current Assets
   Cash                                     $       234      $      862
   Advances - related party                      12,000          12,000
   Other                                          1,688           1,268
      Total Current Assets                       13,922          14,130

      Total Assets                          $    13,922      $   14,130


                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                         $     2,309      $      808
   Notes payable                                 29,814          26,314
   Other                                          3,696           2,581
      Total Current Liabilities                  35,819          29,703

Stockholders' (Deficit):
   Common Stock, no par value,
     100,000,000 shares authorized
     1,400,230 shares issued and
     outstanding                                  1,400           1,400
   Additional paid-in capital                   534,747         534,747
   Accumulated deficit                         (558,044)       (551,720)
      Total Stockholders' (Deficit)             (21,897)        (15,573)

      Total Liabilities and Stockholders'
       (Deficit)                            $    13,922     $    14,130

The accompanying notes are an integral part of the financial statements.

                               HIGH HOPES, INC.
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                              Three Months Ended
                                              November 30, 1997
Revenues                                      $       210

Operating Expenses:
  Legal and accounting                              1,246
  Interest                                            577
  Other                                               288
     Total Operating Expenses                       2,111

Net Loss                                      $    (1,901)

Per Share                                     $       nil

Weighted Average Number of Shares
 Outstanding                                    1,400,230

The accompanying notes are an integral part of the financial statements.

                               HIGH HOPES, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                              Six Months Ended
                                              November 30, 1997
Revenues                                      $       420

Operating Expenses:
  Legal and accounting                              3,736
  Interest                                          1,115
  Other                                             1,893
     Total Operating Expenses                       6,744

Net Loss                                      $    (6,324)

Per Share                                     $       nil

Weighted Average Number of Shares
 Outstanding                                    1,400,230

The accompanying notes are an integral part of the financial statements.

                               HIGH HOPES, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                              Three Months Ended
                                              November 30, 1997
Cash Flows Operating Activities:
  Net (loss)                                 $   (1,901)
  (Increase) in accrued interest
   receivable                                      (210)
  Increase in accrued interest payable              577
  (Decrease) in accounts payable                   (167)
  Other                                               -
  Net Cash (Used in) Operating Activities        (1,701)

Cash Flows from Investing Activities                  -

Cash Flows from Financing Activities:
  Proceeds from notes payable                     1,500
  Net Cash Provided by Financing
   Activities                                     1,500
  (Decrease) in Cash                               (201)

Cash, Beginning of Period                           435

Cash, End of Period                          $      234

Interest Paid                                $        -

Income Taxes Paid                            $        -

The accompanying notes are an integral part of the financial statements.

                                HIGH HOPES, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                              Six Months Ended
                                              November 30, 1997
Cash Flows Operating Activities:
  Net (loss)                                  $   (6,324)
  (Increase) in accrued interest
    receivable                                      (420)
  Increase in accrued interest payable             1,115
  Increase in accounts payable                     1,501
  Other                                                -
  Net Cash (Used in) Operating Activities         (4,128)

Cash Flows from Investing Activities                   -

Cash Flows from Financing Activities:
  Proceeds from notes payable                      3,500
  Net Cash Provided by Financing Activities        3,500
  (Decrease) in Cash                                (628)

Cash, Beginning of Period                            862

Cash, End of Period                           $      234

Interest Paid                                 $        -

Income Taxes Paid                             $        -

The accompanying notes are an integral part of the financial statements.

                               HIGH HOPES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         November 30, 1997 (Unaudited)


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

The Company generated minimal revenues during the quarter ended November 30, 1997, and management does not anticipate more than minimal revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At November 30, 1997, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.  None.
Item 2.   Changes in Securities.  None.
Item 3.   Defaults upon Senior Securities.  None.
Item 4.   Submission of Matters to a Vote of Security Holders.  None.
Item 5.   Other Information.  None.
Item 6.   Exhibits and Reports on Form 8-K.  None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HIGH HOPES, INC.

Date:  January 14, 1998              By:/s/ Timothy J. Brasel
                                            Timothy J. Brasel, President

                          EXHIBIT INDEX
     EXHIBIT                       METHOD OF FILING
27.  Financial Data Schedule       Filed herewith electronically