Form 10QSB
period 1998-02-28
HIGH HOPES INC
filed 1998-05-22
CIK 800181

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 1998

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

           5770 South Beech Court, Greenwood Village, Colorado 80121
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

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

                            Yes X             No___

As of February 18, 1998, 1,400,230 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX
                                                          Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of February 28, 1998
                 (Unaudited) and May 31, 1997              3

               Statements of Operations, Three Months
                 Ended February 28, 1998 and 1997
                 1997 (Unaudited)                          4

               Statements of Operations, Nine Months
                 Ended February 28, 1998 and 1997
                 1997 (Unaudited)                          5

               Statements of Cash Flows, Three Months
                 Ended February 28, 1998 and 1997
                   (Unaudited)                             6

               Statements of Cash Flows, Nine Months
                 Ended February 28, 1998 and 1997
                   (Unaudited)                             7

               Notes to Financial Statements               8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                8

Part II.  Other Information                                9

                         HIGH HOPES, INC.
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                                   February 28     May 31
                                                      1998         1997
Current Assets
 Cash                                             $       617    $      862
 Advances - related party                              12,000        12,000
 Other                                                  1,898         1,268
  Total Current Assets                                 14,515        14,130

  Total Assets                                    $    14,515     $  14,130


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                              $     2,703   $      808
     Notes payable                                      31,314       26,314
     Other                                               4,300        2,581
  Total Current Liabilities                             38,317       29,703

Stockholders' (Deficit):
     Common Stock, no par value,
          100,000,000 shares authorized
          1,400,230 shares issued and
          outstanding                                    1,400        1,400
     Additional paid-in capital                        534,747      534,747
     Accumulated deficit                              (559,949)    (551,720)
Total Stockholders' (Deficit)                          (23,802)     (15,573)

Total Liabilities and Stockholders' (Deficit)       $   14,515    $  14,130

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                              Three Months Ended February 28,
                                                   1998             1997
Revenues                                      $       210      $      210

Operating Expenses:
     Legal and accounting                             110           1,050
     Interest                                         604             444
     Other                                          1,402             279
       Total Operating Expenses                     2,116           1,773

Net Loss                                      $    (1,906)     $   (1,563)

Per Share                                     $       nil      $      nil

Weighted Average Number of Shares
 Outstanding                                    1,400,230       1,400,230

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                             Nine Months Ended February 28,
                                                 1998              1997
Revenues                                    $       630        $      630

Operating Expenses:
     Legal and accounting                         3,846             5,332
     Interest                                     1,719             1,314
     Other                                        3,294               941
       Total Operating Expenses                   8,859             7,587

Net Loss                                         (8,229)           (6,957)

Per Share                                    $     (.01)       $     (.01)

Weighted Average Number of Shares
 Outstanding                                  1,400,230         1,400,230

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Three Months Ended February 28,
                                                   1998             1997
Cash Flows Operating Activities:
     Net (loss)                                $   (1,906)      $   (1,563)
     (Increase) in accrued interest
      receivable                                     (210)            (210)
     Increase in accrued interest payable             604              444
     Increase in accounts payable                     395            1,329
  Net Cash (Used in) Operating
   Activities                                      (1,117)               -

Cash Flows from Investing Activities                    -                -

Cash Flows from Financing Activities
     Proceeds from notes payable                    1,500                -

  Net Cash Provided by Financing
   Activities                                       1,500                -

Increase in Cash                                      383                -

Cash, Beginning of Period                             234               52

Cash, End of Period                            $      617       $       52

Interest Paid                                  $        -       $        -

Income Taxes Paid                              $        -       $        -

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Nine Months Ended February 28,
                                                    1998           1997
Cash Flows Operating Activities:
     Net (loss)                                  $   (8,229)  $    (6,957)
     (Increase) in accrued interest
      receivable                                       (630)         (630)
     Increase in accrued interest payable             1,719         1,314
     Increase in accounts payable                     1,895         3,509
  Net Cash (Used in) Operating
   Activities                                        (5,245)        1,564

Cash Flows from Investing Activities                      -             -

Cash Flows from Financing Activities:
     Proceeds from notes payable                       5,000          600
  Net Cash Provided by Financing
   Activities                                          5,000          600

(Decrease) in Cash                                      (245)        (964)

Cash, Beginning of Period                                862        1,016

Cash, End of Period                               $      617   $       52

Interest Paid                                     $        -   $        -

Income Taxes Paid                                 $        -   $       -

The accompanying notes are an integral part of the financial statements.

                         HIGH HOPES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                  February 28, 1998 (Unaudited)

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

The Company generated minimal revenues during the quarter ended February 28, 1998, and management does not anticipate more than minimal revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At February 28, 1998, the Company had no material commitments for capital expenditures.

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

                             HIGH HOPES, INC.

Date:  May 20, 1998                 By:  /s/ Timothy J. Brasel
                                        Timothy J. Brasel, President