Form 10KSB
period 1998-05-31
HIGH HOPES INC
filed 1998-09-17
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: May 31, 1998

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

As of September 15, 1998, 1,400,230 shares of $.001 par value common stock were outstanding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended May 31, 1998.


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

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at September 15, 1998, was approximately 444. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended May 31, 1998, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(9,390) during the fiscal year ended May 31, 1998, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses.

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

     As of May 31, 1998, the Company had no material commitments for capital expenditures.

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
                                     and Director

     Timothy J. Brasel has served as the Company's sole Officer and Director since October 2, 1995. He also serves as President and a Director of two other publicly-held "shells": Aspen Capital, Inc. and Cypress Capital, Inc.
He also serves as a director of five other publicly-held shells: Beechport Capital, Inc., Westlake Capital Corp., Calneva Capital Corp., Studio Capital Corp., and Zirconium Capital Corp. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International, Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc., which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc., which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President,

Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. From April 1990 to February 1992, Mr. Brasel served as President, a Director and sole shareholder of Central Securities Transfer Corporation, a stock transfer company which is no longer in business. From January 1989 to May 1992, Mr. Brasel served as a Director of Coalmont, Inc., a publicly-held blank-check company that completed an acquisition of MCC Holdings, Inc. during May 1992. From July 1987 until May 1990, Mr. Brasel served as President of Eagle Vision, Inc., a publicly-held blank-check company that completed an acquisition of UMA Management Associates, Inc. From November 1988 to June 1990, he also served as President and a Director of L.I. Inc., a publicly-held blank-check company which completed an acquisition of Imaging Management Associates, Inc. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President. No executive officer received any compensation for the fiscal year ended May 31, 1998:

                          SUMMARY COMPENSATION TABLE

                                                            LONG-TERM COMPENSATION
                                                     ---------------------------------
                           ANNUAL COMPENSATION            AWARDS           PAYOUTS
                     ------------------------------  ----------------- ---------------
                                                             SECURI-
                                                             TIES
                                                             UNDERLY-
                                          OTHER    RE-       ING               ALL
                                          ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     SARs     LTIP    COMPEN-
POSITION            YEAR SALARY   BONUS   SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ---- ------   -----   ------   --------  -------- ------- -------
Timothy J. Brasel,  1998  -0-      -0-     -0-      -0-        -0-      -0-     -0-
 President          1997  -0-      -0-     -0-      -0-        -0-      -0-     -0-


     The Company's sole Officer and Director currently receives no salary from the Company.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 15, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                   AMOUNT AND
  NAME AND ADDRESS               NATURE OF BENE-             PERCENT
OF BENEFICIAL OWNER              FICIAL OWNERSHIP            OF CLASS
-------------------              ----------------            ---------

Timothy J. Brasel                  561,264 (1)                 40.1%
16178 East Prentice Place
Aurora, Colorado 80015

Paul H. Dragul                     561,264 (2)                 40.1%
950 East Harvard, No. 500
Denver, Colorado 80210

All Directors and Officers         561,264 (1)                 40.1%
Of the Company (1 Person)
__________________

(1)  Includes 280,632 shares held by Charitable Remainder Trust of Timothy
     J. Brasel; and 280,632 shares held by Bleu Ridge Consultants Inc. Profit Sharing Plan and Trust. Timothy J. Brasel is the trustee of each of these trusts.

(2) Includes 299,449 shares held of record by Dr. Dragul and 261,815 shares held in Dr. Dragul's IRA.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHBIIT
NUMBER     DESCRIPTION                   LOCATION
-------    -----------                   ---------

 3         Articles of Incorporation,    Incorporated by reference to
           as amended                    Registrant's Form S-18 Registration
                                         Statement (No. 33-8420-D)

 3         Bylaws                        Incorporated by reference to
                                         Registrant's Form S-18 Registration
                                         Statement (No. 33-8420-D)

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended May 31, 1998.

                        INDEX TO FINANCIAL STATEMENTS

                               HIGH HOPES, INC.



                             FINANCIAL STATEMENTS

                                    with

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            May 31, 1997 and 1998


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

          Statements of Cash Flows                            F-6

          Notes to Financial Statements                       F-7

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
High Hopes, Inc.
Aurora, CO 80016

We have audited the accompanying balance sheet of High Hopes, Inc. as of May 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the two years ended May 31, 1997 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of High Hopes, Inc. as of May 31, 1998, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May 31, 1997 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency as of May 31, 1998 and has no ongoing business operations, subsequent to the spin-off of the rental activities. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.




                                   Schumacher & Associates, Inc.
                                   Certified Public Accountants
                                   12835 E. Arapahoe Road
                                   Tower II, Suite 110
                                   Englewood, Colorado 80112
September 10, 1998

                               HIGH HOPES, INC.

                                BALANCE SHEET
                                 May 31, 1998

                                    ASSETS

Current Assets
   Cash                                               $     617
   Advances - related party (Note 5)                     12,000
   Other assets                                           2,108
                                                      ---------
      Total Current Assets                               14,725

TOTAL ASSETS                                          $  14,725
                                                      =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts Payable                                   $   3,448
   Notes payable - related party (Note 5)                31,314
   Accrued interest payable - related party               4,926
                                                      ---------
      Total Current Liabilities                          39,688
                                                      ---------

TOTAL LIABILITIES                                        39,688

Stockholders' (Deficit): (Notes 1 and 2)

   Common stock, $.001 par value
     100,000,000 shares authorized,
     1,400,230 shares issued and
     outstanding                                          1,400
   Additional paid-in capital                           534,747
   Accumulated (deficit)                               (561,110)
                                                      ---------

TOTAL STOCKHOLDERS' (DEFICIT)                           (24,963)
                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)         $  14,725
                                                      =========












The accompanying notes are an integral part of the financial statements.

                                HIGH HOPES, INC.

                           STATEMENTS OF OPERATIONS

                          For the Years Ended May 31,

                                                         1997       1998
                                                      ---------   ---------

Revenue:

   Interest                                           $     840   $     840
                                                      ---------   ---------
                                                            840         840
                                                      ---------   ---------

Expenses:
   Legal and accounting                                   5,677       4,049
   Interest                                               1,794       2,344
   Other                                                  1,199       3,837
                                                      ---------   ---------
                                                          8,670      10,230
                                                      ---------   ---------

Net Income (Loss)                                     $  (7,830)  $  (9,390)
                                                      =========   =========

Per Share                                             $    (.01)  $    (.01)
                                                      =========   =========

Weighted Average Shares Outstanding                   1,400,230   1,400,230
                                                      =========   =========
























The accompanying notes are an integral part of the financial statements.

                                HIGH HOPES, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIT)

                     From May 31, 1995 through May 31, 1998

                                        Additional
                   Common Stock          Paid-in    Accumulated
               No./Shares    Amount      Capital     (Deficit)     Total
               ----------  ----------  -----------  ------------  ---------
Balance at
 May 31, 1995   1,274,962  $    1,275  $   531,580  $  (532,855)  $       -

Common stock
 issued for
 cash (Note 2)     75,268          75        1,925            -       2,000

Common stock
 issued for
 services
 (Note 2)          50,000          50        1,242            -       1,292

Net loss-
 year ended
 May 31, 1996           -           -            -      (11,035)    (11,035)
               ----------  ----------  -----------  ------------  ---------

Balance at
 May 31, 1996   1,400,230       1,400      534,747     (543,890)     (7,743)

Net loss-year
 ended May 31,
 1997                   -           -            -       (7,830)     (7,830)
               ----------  ----------  -----------  ------------  ---------
Balance at
 May 31, 1997   1,400,230  $    1,400  $   534,747  $  (551,720)  $ (15,573)

Net loss-year
 ended May 31,
 1998                   -           -            -       (9,390)     (9,390)
               ----------  ----------  -----------  ------------  ---------
Balance at
 May 31, 1998   1,400,230  $    1,400  $   534,747  $  (561,110)  $ (24,963)













The accompanying notes are an integral part of the financial statements.

                               HIGH HOPES, INC.

                           STATEMENTS OF CASH FLOWS

                                                       Years Ended May 31,
                                                         1997       1998
                                                      ---------   ---------
Cash Flows from Operating Activities:
   Net income (loss)                                  $  (7,830)  $  (9,390)
   Increase in accounts payable
    and accrued expenses                                  2,602       4,985
   Other, net                                              (360)       (840)
                                                      ---------   ---------
Net Cash (Used in) Operating Activities                  (4,868)     (5,245)
                                                      ---------   ---------


Cash Flows from Financing Activities:
   Proceeds from notes payable                            4,714       5,000
                                                      ---------   ---------
Net Cash Provided by Financing Activities                 4,714       5,000
                                                      ---------   ---------

Increase (Decrease) in Cash                                (154)       (245)

Cash, Beginning of Period                                 1,016         862
                                                      ---------   ---------

Cash, End of Period                                   $     862   $     617
                                                      =========   =========

Interest Paid                                         $   1,794   $   2,344
                                                      =========   =========

Income Taxes Paid                                     $       -   $       -
                                                      =========   =========




















The accompanying notes are an integral part of the financial statements.

                                HIGH HOPES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                              May 31, 1997 and 1998

(1)  Summary of Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  Organization and History of Consolidation

          The balance sheet includes the accounts of High Hopes, Inc., (High Hopes) incorporated on August 28, 1986 as of May 31, 1998. The company formerly owned two subsidiaries, Birch Branch, Inc. and Antler, Inc. The Company was in the real estate ownership and rental business. Effective November 30, 1994 all of the assets and liabilities of High Hopes were contributed to Antler, Inc. and Antler, Inc. was sold to the majority shareholders of High Hopes, Inc. See Note 5 below for a description of the transaction. Also, effective November 30, 1994, Birch Branch, Inc. was also spun-off. The majority shareholders of the Company entered into an agreement to sell their shares of High Hopes, Inc. to others which resulted in a change of control of the Company. The Company has selected the last day of May as its year end.

     (b)  Per Share Information

          Per share information is based upon the weighted average number of shares outstanding during the period.

     (c)  Income Taxes

          As of May 31, 1998, High Hopes, Inc. had net operating losses available for carry-over to future years of approximately $552,000, expiring in 2012. Because of a change in ownership of the Company, future utilization of these loss carryovers has been limited, consequently no deferred tax asset has been recorded.

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

                              HIGH HOPES, INC.
                       NOTES TO FINANCIAL STATEMENTS

                           May 31, 1997 and 1998

(1)  Summary of Accounting Policies, Continued

     (f)  Concentration of Credit Risk

          The concentration of credit risk for the Company is the advance to a related party in the amount of $12,000. This advance is not collateralized and is receivable from one person.

     (g)  Going Concern

          At May 31, 1998 the Company has a net capital deficiency.
Subsequent to the spin-off of its rental operations as disclosed in Note 3, the company has not attained any ongoing business operations. If the Company does not establish business operations or obtain additional financing, the Company may be unable to continue as a going concern. Management is exploring various business opportunities.

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

                              HIGH HOPES, INC.
                       NOTES TO FINANCIAL STATEMENTS

                           May 31, 1997 and 1998

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

                                   HIGH HOPES, INC.

Date: September 19, 1998           By:/s/ Timothy J. Brasel
                                      Timothy J. Brasel
                                      President

                                EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically