Form 10QSB
period 1998-08-31
HIGH HOPES INC
filed 1998-10-14
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1998

                       Commission File Number: 33-8420-D

                                 HIGH HOPES, INC.
        -----------------------------------------------------------------
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

                            Yes X             No___

As of August 31, 1998, 1,400,230 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX
                                                          Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of August 31, 1998
                 (Unaudited) and May 31, 1998              3

               Statements of Operations, Three Months
                 Ended August 31, 1998                     4

               Statements of Cash Flows, Three Months
                 Ended August 31, 1998                     5

               Notes to Financial Statements               6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                7

Part II.  Other Information                                8

                                HIGH HOPES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                                   August 31,     May 31,
                                                      1998         1998
                                                  -----------    ----------
Current Assets
 Cash                                             $     2,857    $      617
 Advances - related party                              12,000        12,000
 Other                                                  2,318         2,108
                                                  -----------    ----------
    Total Current Assets                               17,175        14,725

    Total Assets                                  $    17,175    $   14,725
                                                  ===========    ==========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                $     4,523    $    3,448
  Notes payable                                        35,314        31,314
  Other                                                 5,576         4,926
                                                  -----------    ----------
    Total Current Liabilities                          45,413        39,600
                                                  -----------    ----------

Stockholders' (Deficit):
  Common Stock, no par value,
   100,000,000 shares authorized
   1,400,230 shares issued and
   outstanding                                          1,400         1,400
  Additional paid-in capital                          534,747       534,747
  Accumulated deficit                                (564,385)     (561,110)
                                                  -----------    ----------
    Total Stockholders' (Deficit)                     (28,238)      (24,963)
                                                  -----------    ----------
     Total Liabilities and Stockholders'
      (Deficit)                                   $    17,175    $   14,725
                                                  ===========    ==========














The accompanying notes are an integral part of the financial statements.

                                HIGH HOPES, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                        Three Months Ended August 31, 1998


Revenues                                      $       210
                                              -----------

Operating Expenses:
  Legal and accounting                              2,152
  Interest                                            650
  Other                                               683
                                              -----------
     Total Operating Expenses                       3,485
                                              -----------

Net Loss                                      $    (3,275)
                                              -----------

Per Share                                     $       nil
                                              ===========

Weighted Average Number of Shares
 Outstanding                                    1,400,230
                                              ===========





























The accompanying notes are an integral part of the financial statements.

                                HIGH HOPES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                       Three Months Ended August 31, 1998

Cash Flows Operating Activities:
 Net (loss)                                  $   (3,275)
 (Increase) in accrued interest
   receivable                                      (210)
 Increase in accrued interest payable               650
 Increase in accounts payable                     1,075
                                              ---------
    Net Cash (Used in) Operating
     Activities                                  (1,760)
                                              ---------

Cash Flows from Investing Activities                  -
                                              ---------

Cash Flows from Financing Activities:
  Proceeds from notes payable                     4,000
                                              ---------
    Net Cash Provided by Financing
     Activities                                   4,000
                                              ---------

Increase in Cash                                  2,240

Cash, Beginning of Period                           617
                                              ---------

Cash, End of Period                           $   2,857
                                              =========

Interest Paid                                 $       -
                                              =========

Income Taxes Paid                             $       -
                                              =========
















The accompanying notes are an integral part of the financial statements.

                                HIGH HOPES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          August 31, 1998 (Unaudited)



(1)     CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by High Hopes, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and High Hopes, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by High Hopes, Inc. later in the year.

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

The Company generated minimal revenues during the quarter ended August 31, 1998, and management does not anticipate more than minimal revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At August 31, 1998, the Company had no material commitments for capital expenditures.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 27    Financial Data Schedule    Filed herewith
                                                  electronically.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIGH HOPES, INC.


Date:  October 14, 1998             By:/s/ Timothy J. Brasel
                                        Timothy J. Brasel, President