Form 10QSB
period 1998-11-30
MEDTECH INC
filed 1999-01-19
CIK 800181

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

                       Commission File Number: 33-8420-D

                               MEDTECH, INC.
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

         20750 VENTURA BOULEVARD, SUITE 202, WOODLAND HILLS, CA 91364
         ------------------------------------------------------------
          (Address of principal executive offices including zip code)

                              (818) 710-9813
                        --------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of November 30, 1998, Registrant had 1,400,230 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX
                                                          Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of November 30, 1998
                 (Unaudited) and May 31, 1998              3

               Statements of Operations, Three Months
                 Ended November 30, 1998                   4

               Statements of Operations, Six Months
                 Ended November 30, 1998                   5

               Statements of Cash Flows, Three Months
                 Ended November 30, 1998                   6

               Statements of Cash Flows, Six Months
                 Ended November 30, 1998                   7

               Notes to Financial Statements               8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                9

Part II.  Other Information                                10

                                  MEDTECH, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                                   November 30,   May 31,
                                                      1998         1998
                                                  -----------    ----------
Current Assets
 Cash                                             $     1,238    $      617
 Advances - related party                              12,000        12,000
 Other                                                  2,528         2,108
                                                  -----------    ----------
    Total Current Assets                               15,766        14,725

    Total Assets                                  $    15,766    $   14,725
                                                  ===========    ==========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                $     4,442    $    3,448
  Notes payable                                        35,314        31,314
  Other                                                 6,282         4,926
                                                  -----------    ----------
    Total Current Liabilities                          46,038        39,688
                                                  -----------    ----------

Stockholders' (Deficit):
  Common Stock, no par value,
   100,000,000 shares authorized
   1,400,230 shares issued and
   outstanding                                          1,400         1,400
  Additional paid-in capital                          534,747       534,747
  Accumulated deficit                                (566,419)     (561,110)
                                                  -----------    ----------
    Total Stockholders' (Deficit)                     (30,272)      (24,963)
                                                  -----------    ----------
     Total Liabilities and Stockholders'
      (Deficit)                                   $    15,766    $   14,725
                                                  ===========    ==========














The accompanying notes are an integral part of the financial statements.

                                MEDTECH, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                     Three Months Ended November 30, 1998


Revenues                                      $       210
                                              -----------

Operating Expenses:
  Legal and accounting                                827
  Interest                                            706
  Other                                               711
                                              -----------
     Total Operating Expenses                       2,244
                                              -----------

Net Loss                                      $    (2,034)
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

                                MEDTECH, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                      Six Months Ended November 30, 1998


Revenues                                      $       420
                                              -----------

Operating Expenses:
  Legal and accounting                              2,980
  Interest                                          1,356
  Other                                             1,393
                                              -----------
     Total Operating Expenses                       5,729
                                              -----------

Net Loss                                      $    (5,309)
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

                                 MEDTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                      Three Months Ended November 30, 1998

Cash Flows Operating Activities:
 Net (loss)                                  $   (2,034)
 (Increase) in accrued interest
   receivable                                      (210)
 Increase in accrued interest payable               706
 (Decrease) in accounts payable                     (81)
                                              ---------
    Net Cash (Used in) Operating
     Activities                                  (1,619)
                                              ---------

Cash Flows from Investing Activities                  -
                                              ---------

Cash Flows from Financing Activities:
  Proceeds from notes payable                         -
                                              ---------
    Net Cash Provided by Financing
     Activities                                       -
                                              ---------

(Decrease) in Cash                               (1,619)

Cash, Beginning of Period                         2,857
                                              ---------

Cash, End of Period                           $   1,238
                                              =========

Interest Paid                                 $       -
                                              =========

Income Taxes Paid                             $       -
                                              =========
















The accompanying notes are an integral part of the financial statements.

                                 MEDTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                       Six Months Ended November 30, 1998

Cash Flows Operating Activities:
 Net (loss)                                  $   (5,309)
 (Increase) in accrued interest
   receivable                                      (420)
 Increase in accrued interest payable             1,356
 Increase in accounts payable                       994
                                              ---------
    Net Cash (Used in) Operating
     Activities                                  (3,379)
                                              ---------

Cash Flows from Investing Activities                  -
                                              ---------

Cash Flows from Financing Activities:
  Proceeds from notes payable                     4,000
                                              ---------
    Net Cash Provided by Financing
     Activities                                   4,000
                                              ---------

Increase in Cash                                    621

Cash, Beginning of Period                           617
                                              ---------

Cash, End of Period                           $   1,238
                                              =========

Interest Paid                                 $       -
                                              =========

Income Taxes Paid                             $       -
                                              =========
















The accompanying notes are an integral part of the financial statements.

                                  MEDTECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         NOVEMBER 30, 1998 (Unaudited)



(1)     CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Medtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Medtech, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Medtech, Inc. later in the year.

The management of Medtech, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                                   ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Medtech, Inc. (the "Company") was organized as a Nevada corporation under the name "High Hopes, Inc." on August 24, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships.

The Company generated minimal revenues during the quarter ended November 30, 1998, and the Company's capital as of November 30, 1998 was very limited.

At November 30, 1998, the Company had no material commitments for capital expenditures.

On January 7, 1999, Medtech, Inc. (formerly "High Hopes, Inc.") (the "Company") completed the acquisition of certain rights to a JAVA-based, on-line healthcare management system in exchange for 41,417,176 shares (post-split) of the Company's common stock (approximately 80% of the shares now outstanding). In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999.

Please see the Company's report on Form 8-K dated January 7, 1999 for further information on this transaction.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Prior to the recent transaction discussed above, the Company had assessed these issues as they related to the Company, and since the Company had no operating business and did not use any computers, and since it has no customers or suppliers, it did not have any year 2000 issues to disclose.

Now that the Company has a business and new management, a reassessment of the year 2000 issues is necessary. Management intends to complete this assessment during the first calendar quarter of 1999 and the results will be reported on the next Form 10-Q.

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

                                    MEDTECH, INC.


Date:  January 19, 1999             By:/s/ John F. Andrews
                                       John F. Andrews, President