Form 10QSB
period 1999-02-28
E-MEDSOFT COM
filed 1999-04-19
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended February 28, 1999


                       Commission File Number: 33-8420-D


                                 E-MEDSOFT.COM
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                         84-1037630
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


         20750 Ventura Boulevard, Suite 202, Woodland Hills, CA  91364
         -------------------------------------------------------------
          (Address of principal executive offices including zip code)


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

                            Yes X             No___


As of April 10, 1999, 51,771,470 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                            Page No.

PART I.  FINANCIAL STATEMENTS ..............................   3

     Balance Sheets dated February 28, 1999 (unaudited)
     and May 31, 1998 ......................................   3

     Statement of Operations (unaudited) for the Three and
     Nine Months ended February 28, 1999 ...................   4

     Statement of Cash Flows (unaudited) for the Three
     and Nine Months ended February 28, 1999 ...............   5

     Notes to Financial Statements - February 28, 1999
     (unaudited) ...........................................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....   8

PART II.  OTHER INFORMATION ................................   10

     ITEM 1.  LEGAL PROCEEDINGS ............................   10

     ITEM 2.  CHANGES IN SECURITIES ........................   10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............   10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS .............................   10

     ITEM 5.  OTHER INFORMATION ............................   10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............   11

SIGNATURES .................................................   11
e-MedSoft.com
Balance Sheets

                                              February 28,       May 31,
                                                 1999             1998
                                              (unaudited)
ASSETS

Current Assets
  Cash                                        $    90,729       $     617
  Related party receivables, net                  635,270          12,000
  Other                                                 -           2,108
                                              -----------       ---------
                                                  725,999          14,725
Other Assets
  Other assets                                      6,965               -
                                              -----------       ---------

     TOTAL ASSETS                             $   732,964       $  14,725

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                            $    28,750           3,448
  Notes payable                                         -          31,314
  Other                                                 -           4,926
                                              -----------       ---------
                                                   28,750          39,688

Deferred Revenues                                 750,000               -

Shareholders' (Deficit)
  Common Shares                                    51,771           1,400
  Paid in Capital                                  36,414         534,747
  Retained (Deficit)                             (133,971)       (561,110)
                                              -----------       ---------
                                                  (45,786)        (24,963)
                                              -----------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIT)                        $   732,964       $  14,725
                                              ===========       =========
e-MedSoft.com
Statement of Operations
(Unaudited)
Three and Nine Months Ended February 28, 1999

                                                     Three         Nine
                                                     Months       Months

REVENUE                                           $         -   $         -

OPERATING EXPENSES
  Research and development                              7,090         7,090
  Sales and marketing expense                          14,605        14,605
  General and administrative                           19,816        24,189
                                                  -----------   -----------
     Total Operating Expenses                          41,511        45,884

Depreciation and Amortization                               -             -

OTHER INCOME (EXPENSE)                                      -           420

INTEREST EXPENSE                                            -         1,356
                                                  -----------   -----------

PRE TAX LOSS                                          (41,511)      (46,820)

TAX BENEFIT                                                 -             -
                                                  -----------   -----------

NET LOSS                                          $   (41,511)  $   (46,820)
                                                  ===========   ===========
NET LOSS PER SHARE                                $     (0.00)  $     (0.00)

AVERAGE WEIGHTED SHARES OUTSTANDING                37,061,363    14,996,203
e-MedSoft.com
Statement of Cash Flow
(Unaudited)
Three and Nine Months Ended February 28, 1999

                                                    Three          Nine
                                                    Months        Months

CASH FLOW FROM OPERATING ACTIVITIES
  Net operating loss                              $ (41,511)    $ (46,820)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Decrease in accrued interest receivable           2,528         2,108
    Increase in accrued interest payable              1,356         1,356
    Increase in accounts payable                     24,308        25,302
    (Increase) in related party receivables, net   (638,869)     (638,869)
                                                  ---------     ---------
                                                   (653,544)     (656,923)
                                                  ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Increase in other assets                           (6,965)       (6,965)
                                                  ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from notes payable                             -         4,000
  Proceeds from deferred revenues                   750,000       750,000
                                                  ---------     ---------
                                                    750,000       754,000
                                                  ---------     ---------

INCREASE IN CASH                                     89,491        90,112

CASH AT THE BEGINNING OF THE PERIOD                   1,238           617
                                                  ---------     ---------

CASH AT THE END OF THE PERIOD                     $  90,729     $  90,729
                                                  =========     =========

NON CASH TRANSACTIONS
Issuance of restricted stock for
 payment of debt                                     41,596        41,596
                                                  ---------     ---------
                                                  $  41,596     $  41,596
                                                  =========     =========
                                 e-MedSoft.com
                         Notes to Financial Statements
                        February 28, 1999  (Unaudited)


(1)  CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by e-MedSoft.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and e-MedSoft.com believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended February 28, 1999, are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by e-MedSoft.com later in the year. It is suggested that these financial statements be read in conjunction with the May 31, 1998 audited financial statements and the accompanying notes thereto, and the Forms 8-K filed by the Company on January 7, 1999 and March 19, 1999 and the amendments thereto.

The management of e-MedSoft.com believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2) ACQUISITION OF HEALTHCARE MANAGEMENT SYSTEM

On January 7, 1999, the Company acquired from Sanga e-Health, LLC ("SEH"), the rights to a JAVA-based, on-line healthcare management system in exchange for 41,417,176 restricted shares (post-split) of the Company's common stock. In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999. In addition, as consideration for finder's fees, the Company issued 2,553,144 restricted shares of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock exercisable at $.25 per share over five years. As a result of these transactions, SEH owned approximately 80% of the outstanding shares and is the acquiring company for accounting purposes. This transaction is considered a reverse acquisition and as a capital transaction that results in a capital reorganization. Accordingly, the Company's assets have been reflected at fair value and the acquiring company's assets at acquisition date have been reflected at their carryover basis. There has been no goodwill or intangible assets recognized for this acquisition in the financial statements.

(3) SOFTWARE LICENSE/ASSIGNMENT OF RIGHTS UNDER FINANCING AGREEMENTS

On January 23, 1999, the Company approved and ratified the termination of the Software License Agreement which was entered into on December 2, 1998 between SEH and Sanga International ("Sanga") for the sub-licensing of the healthcare management system's software ("Software") to end-users thereof. The effect of this termination was the assignment and transfer from Sanga to the Company of all right, title and interest under or with respect to all of Sanga's contractual rights and privileges arising from their agreements with various healthcare providers for the sub-leasing of the Software. In connection therewith and in connection with certain other transactions, previous funding received by Sanga from such healthcare agreements was transferred to the Company. The previous funding received by Sanga was based on an agreement with various third parties whereby is was anticipated that $1.5 million would be received based upon accounts receivable to be derived from signed Master Agreements and Memorandums of Understanding. The Company has reflected funds received per this agreement as deferred revenues.

(4) RELATED PARTY TRANSACTIONS

The Company has reflected on its books various transactions with related parties primarily as a result of the realignment of its operations in connection with the acquisition and development of the healthcare management system. As of February 28, 1999 the Company had receivables from it's parent company, SEH, and members of the parent company LLC totaling $635,270. In addition, the parent company has received services from persons connected with it in furtherance of the continuing development and marketing of the Software. These services have been absorbed by SEH and are, therefore, not reflected on the Company's financial statements included herein.

(5) SUBSEQUENT EVENT

On March 19, 1999, the Company completed the acquisition of all of the issued and outstanding stock of Palm Technology Holdings Ltd. ("Palm"), a UK based company which owns all of the issued and outstanding stock of UK based Relay Business Systems Ltd. ("Relay"). Relay is a diversified computer services company, providing consulting services, training, technical support, computer software and computer hardware to a broad range of customers. This acquisition will be accounted for under the purchase method and therefore, the financial statements presented herein do not reflect the operations of Relay or any of the transactions described below.

The Company purchased the shares of Palm pursuant to a Share Acquisition Agreement, which was originally entered into on July 22, 1998 between the shareholders and Sanga International. At the close, the Company paid $2,200,000 in cash. Of this amount $1,500,000 was borrowed and the balance was paid out of working capital. In addition, the parent company, SEH, contributed and transferred 3 million of its restricted shares to Sanga in consideration for Sanga's assignment of all rights and obligations under this agreement. There were other costs relative to the financing of the $1,500,000.

In addition to the Palm acquisition, the Company has entered into various agreements and letters of understanding relative to investments in the Company or advances to the Company of between $7,500,000 and $12,000,000. The Company believes these transactions will be completed by June 1, 1999, however, there is no guarantee that any of the deals will actually close. The Company is actively pursuing these and various other sources of financing but the Company is unable to announce with certainty the results of any of these efforts.

                                  ITEM 2

                              e-MedSoft.com

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

e-MedSoft.com (the "Company") was initially organized in Nevada on August 24, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On January 7, 1999, the Company acquired from Sanga e-Health, LLC ("SEH"), the rights to a JAVA-based, on-line healthcare management system in exchange for 41,417,176 restricted shares (post-split) of the Company's common stock. In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999. In addition, as consideration for finder's fees, the Company issued 2, 553,144 restricted shares of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock exercisable at $.25 per share over five years. As a result of these transactions, SEH owned approximately 80% of the outstanding shares and is the acquiring company for accounting purposes. This transaction is considered a reverse acquisition and as a capital transaction that results in a capital reorganization. Accordingly, the Company's assets have been reflected at fair value and the acquiring company's assets at acquisition date have been reflected at their carryover basis. There has been no goodwill or intangible assets recognized for this acquisition in the financial statements.

In addition, subsequent to the quarter end, the Company acquired all of the issued and outstanding stock of Palm Technology Holdings Ltd. ("Palm"), a UK based company which owns all of the issued and outstanding stock of UK based Relay Business Systems Ltd. ("Relay"). Relay is a diversified computer services company, providing consulting services, training, technical support, computer software and computer hardware to a broad range of customers. This acquisition will be accounted for under the purchase method and, therefore, the financial statements presented herein do not reflect the operations of Relay or any of the transactions incurred with respect to this acquisition.

The results of operations presented herein reflect costs of development and marketing the Company's Software product acquired on January 7, 1999 (see above). There have been no revenues reflected in this period. Prior to the acquisition on January 7, 1999, the Company's operating expenses, interest income and expense were minimal.

The operating costs of the Company have been funded by members of the Company's parent (Sanga e-Health, LLC) and have also been financed through receipt of funds from a financing company. The financing company provided approximately $750,000 under a commitment to fund the Company based on future receivables of the Company for certain signed healthcare Master Agreements or Memorandums of Understanding. As of February 28, 1999, the Company had $697,249 in working capital, including cash of $90,729.

The Company believes that funds available from its current credit facilities and operations will be sufficient to meet its current working capital needs for the next twelve months. The Company is actively pursuing additional financing to support future operations, expansion of the business and working capital needs of the Company. The Company has entered into various agreements and letters of understanding relative to investments in the Company or advances to the Company of between $7,500,000 and $12,000,000. The Company believes these transactions will be completed by June 1, 1999, however, there is no guarantee that any of the deals will actually close. The Company is actively pursuing these and other sources of financing, but the Company is unable to announce with certainty the results of any of these efforts. It is management's belief that the Company should vigorously attempt to raise additional funds to support (a) the implementation and roll out of its newly acquired healthcare management system to customers under contract, (b) the expansion of its customer base, (c) potential acquisitions that may arise from time to time; (d) the development and enhancement of new applications and services; and (e) repayment of bridge financing incurred in connection with the acquisition of Palm. However, there can be no assurances that funding will be available on terms acceptable to the Company, or at all.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has reviewed its proprietary healthcare management software systems that were acquired in January 1999 and which the Company has started marketing to customers. The Company believes that these systems and applications, which the Company has continued to develop are designed to be year 2000 compliant.

     The Company's UK-based Relay Business Systems, which was acquired on March 19, 1999, has implemented programs to identify and correct year 2000 problems. This program was initiated in the early part of 1997 and a company-wide program was carried out and steps taken to re-write software and take any other actions necessary to ensure that the Company's software and hardware is year 2000 compliant. The risk analysis undertaken also considered the impact on the business of year 2000 related failures by the Company's significant suppliers and customers. The predominant supplier, Sun Microsystems Limited, provided the Company with a formal confirmation that they are fully year 2000 compliant. In the case of other significant suppliers and customers the Company has been in communication so as to ensure that any potential problems are rectified. However, given the complexity of the problems, it is the Company's belief that they can not guarantee that no year 2000 problems will remain. The UK-based company's management believes that it has achieved an acceptable state of readiness and it also has the appropriate resources available to deal promptly with significant subsequent failures or issues that might arise.

     The Company is just starting to work with some of the customers for the healthcare management system and one of the items which will be addressed is whether the customers existing computer systems are year 2000 compliant. Management expects that many of the companies it will be selling to in the healthcare industry are not year 2000 compliant. Until the Company learns more about the specific facts of its customers, it is not able to determine what the impact will be on the Company if these customers are not year 2000 compliant.

     The Company may be vulnerable to the failure of various third party vendors and suppliers to be year 2000 compliant. Its business will be dependent on the operation of numerous systems that could potentially be impacted by year 2000 related problems. Those systems include hardware and software systems used by the Company to deliver services to its customers; communications networks such as the internet and private intranets, which the Company will depend on to provide electronic transactions to its customers; the internal systems of the customers; and non-information technology systems and services used by the Company in its business, such as telephone systems and building systems. The Company will be conducting as assessment of third party hardware and systems used in providing services to its customers and in otherwise conducting its business during the second and third calendar quarters of 1999.

     The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company of any year 2000 problems, but the Company intends to complete this process by September 30, 1999.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During December 1998, the Company issued a total of 800,000 shares (as adjusted for the 5 for 1 forward split) to two persons as consideration for outstanding loans that they converted. One of these persons was the Company's President and the other was a shareholder. There shares were issued in reliance on the exemption provided by Section 4(2).

     On January 7, 1999, the Company issued 41,417,176 shares of its Common Stock to Sanga e-Health LLC in connection with the acquisition of certain rights to a JAVA-based online healthcare management system. With respect to this transaction, the Company relied on Section 4(2) of the Act. Sanga e-Health LLC executed a Stock Acquisition and Technology Agreement in which it represented that it was acquiring the shares for investment only and not for the purpose of resale or distribution. In connection with the foregoing transaction, the Company issued a total of 2,553,144 shares to two persons as finder's fees and it issued 1,035,429 warrants to one person as a finder's fee. These shares and warrants were issued in reliance on the exemption provided by Section 4(2). The appropriate restrictive legend was placed on all certificates and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During December 1998, shareholders owning more than a majority of the shares outstanding signed consent minutes which approved a change of the Company's name from High Hopes, Inc. to Medtech, Inc., and during February 1999, shareholders owning more than a majority of the shares outstanding signed consent minutes which approved a change of the Company's name from Medtech, Inc. to e-MedSoft.com.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

          27   Financial Data Schedule            Filed herewith
                                                  electronically

         (b) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K dated January 7, 1999, which reported on Items 1, 2 and 7.




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    e-MedSoft.com


Date:  April 19, 1999               By:/s/ Margaret A. Harris
                                       Margaret A. Harris, Chief
                                       Financial Officer