Form 10KSB
period 1999-03-31
E-MEDSOFT COM
filed 1999-09-15
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period ended: March 31, 1999

                      Commission file number: 0-26567


                                 e-MedSoft.com
                ---------------------------------------------
                (Name of small business issuer in its Charter)

           Nevada                                          84-1037630
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


      1300 Marsh Landing Parkway, Suite 106, Jacksonville, Florida 32250
      ------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                 (904) 543-1001
                          --------------------------
                          (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its transition period ended March 31, 1999 were $2,649,563.

As of September 1, 1999, 55,038,443 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $55,900,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     e-MedSoft.com ("e-MedSoft" or the "Company") was initially organized in Nevada on August 25, 1986, under the name of High Hopes, Inc., in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     On January 7, 1999, the Company acquired from Sanga e-Health LLC ("SEH") the rights to a 100% JAVA-based, on-line health care management system in exchange for 41,417,176 restricted shares (post-split) of the Company's common stock. In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999. As a result of this transaction, SEH owned approximately 80% of the outstanding shares. The transaction is considered a reverse acquisition that results in a capital reorganization. The assets and equity of SEH have been recorded on the Company's financial statements at their carryover basis. Accordingly, the Company recognized no goodwill or intangible assets in connection with this acquisition.

     On March 19, 1999, the Company acquired all of the issued and outstanding stock of e-Net Technology Ltd. ("e-Net", formerly Palm Technology Holdings Ltd.), a U.K. based company. e-Net is a diversified computer services company providing consulting services, training, technical support, computer software and computer hardware to a broad range of customers. This acquisition was accounted for under the purchase method. Accordingly, the operations of e-Net have been consolidated in the financial statements presented herein only for the 13-day period ended March 31, 1999.

     On May 28, 1999, the Company changed its year-end from May 31 to March 31 to better align its reporting with e-Net's year-end of March 31.

DESCRIPTION OF BUSINESS

GENERAL

     e-MedSoft.com has developed an Internet-based information and transaction platform application and software designed to facilitate and streamline interactions among physicians, payers, suppliers, providers and patients.
This software is designed to provide a comprehensive set of connectivity, content and commerce solutions to simplify workflows, decrease administrative costs and improve the quality of patient care throughout the health care industry. It allows the user to operate a web browser to access relevant clinical, administrative and patient data, in real-time, to facilitate more informed decision-making at the point-of-care.

     As part of its service offerings, e-MedSoft implements these applications in its data center and enables its clients to access and utilize the applications over the Internet. The Company takes full responsibility for providing these services to its clients, freeing them from the need to own and manage related computer systems, networks and software.

     The Company has entered into agreements with Advanced Reproductive Care, Fred Hutchinson Cancer Research Center, Chrishard Medical Group, University

Affiliates IPA Medical Group (an affiliate of the University of Southern California School of Medicine), American Healthguard, Home Health of America and other health care providers. The Company's web-enabled systems have been tested through beta site phases, are running and are currently in operation at limited facilities. Under the above contracts, the Company intends to implement and expand the proliferation of its systems beyond the current operational reach.

     The Company's hosted solution system requires minimal capital expenditures and is intended to complement the administrative and clinical work flows and existing computer systems in the physician's office. The Company's connectivity services, transaction management and patient encounter solutions are designed to assist physicians in providing appropriate patient care consistent with payer guidelines. The connectivity and content services are designed to work together to alert and advise the physician's office on patient treatment compliance, ordering and renewing prescriptions, and scheduling and receiving laboratory tests and results. Content services are integrated throughout the transaction management, patient encounter and administrative solutions process through directories and databases that provide physicians with convenient access to patient and payer specific information and general medical reference material. Together, these solutions provide the context for informed decision making.

     The Company has formed strategic relationships with Sun Microsystems ("Sun") and National Century Financial Enterprises ("NCFE") which Management believes will enhance the Company's application portfolio, provide industry expertise, increase market penetration, provide working and investment capital and generate revenues. e-MedSoft was chosen and endorsed by Sun as its web based health care solution, as Sun announced on February 22, 1999. The Company has also been endorsed by Sun as a Premier Partner and as a "JavaStar," allowing e-MedSoft direct access to Sun's installed base of customers, sales force, and confidential research and development. The Company also has a strategic relationship with NCFE, a major financier in the health care industry, which represents access to over 2000 health care organizations. NCFE and e-MedSoft are currently developing a plan under which e-MedSoft would be NCFE's exclusive vehicle for providing health care information services throughout its network of physicians, clinics, hospitals and managed care organizations. There is no assurance that this plan will be fully implemented.

     e-MedSoft recently acquired e-Net Technologies Ltd. ("e-Net"), formally known as Palm Technology Holding, Ltd., a U.K.-based web technology solutions and computer software and hardware distributor. e-Net's management team along with its customers, products and services compliment the Company's base in the U.S. e-Net intends to market e-MedSoft's software into its installed base of customers which should enhance the Company's overall internal growth.

     The Company's products and services are designed to ensure security, scalability, reliability, availability and flexibility. The platform includes a Java-based application that allows for reliable and simultaneous access by a large number of users. The Company has ensured security by combining advanced technologies, including digital encryption, digital certificates and audit trail tracking. The platform is deployed on redundant, fault tolerant servers with associated software to create 24-hour availability.

     e-Net markets, sells, installs and supports Sun Microsystems hardware and software, Oracle Web technology solutions, as well as related professional services and Internet hosting. e-Net also develops and markets web based software solutions for use in Internet commerce. e-MedSoft and e-Net are in the process of integrating their product and service offerings and selected business functions such as development and implementation. e-Net's customer base of over 900 companies, including many large health care institutions, provides an international channel for e-MedSoft to deliver its Internet based products and services.

TECHNOLOGY

     e-MedSoft's solutions are based on its 4-Tier Distributed Computing Architecture (DCA), which is an open, distributed object computing framework, written entirely in the Java programming language. Java is an object oriented programming language, similar to C++ and Smalltalk, but with features not found in other object-oriented languages. Object-oriented software development is based on the design and construction of independent, reusable building blocks, or "objects", that directly represent real-world entities. Sun Microsystems is the designer of Java.

     e-MedSoft's operating platform includes an Enterprise Java Beans[TM]
(EJB) compliant application server platform that provides traditional transaction processing services to ensure the integrity of the transaction processing, load balancing, systems management and monitoring features for manageability, and security services.

     Security is a crucial component of any e-business solution, but especially of one containing the sensitive information of a health care application. e-MedSoft's solutions employ effective security and encryption solutions. As a part of these solutions, all of the transmissions are fully encrypted and authenticated, all of the data stored is encrypted and authenticated, and the site is housed in a secure facility.

     e-MedSoft's systems are interactive with existing systems and may co-exist in the consumer's environment. The Company's JavaDOC Integrator technology, using the multi-platform support of the Java language together with a collection of system integration tools and the highly flexible 4-tier DCA, enables e-MedSoft to integrate with an almost infinite variation of legacy systems and platforms. Combined with the Company's proprietary Business Rules Engine and Workflow Agents, the e-MedSoft system is tailored to the unique needs of the individual business and integrated with their existing systems and data stores.

     e-MedSoft has selected MCI/WorldCom to provide a global network to support its healthcare solutions. The MCI network is designed to provide fast response time, a high level of security and a high level of availability to its clients. The Company's network is linked to the Internet through C3 connections to MCI's fully redundant OC-12 backbone and its sites are registered as primary addresses with most major Internet Service Providers.

     e-MedSoft has a strong commitment to Sun Microsystem products, services, and open computing strategy. The Company embraces Sun's Java direction, enterprise computing, and reliance on network computing. The Company will continue to work closely with Sun to take advantage of emerging capabilities.

MARKETS AND CUSTOMERS

     The Company's target customers include providers, payers, suppliers and consumers. Because the Company believes that the value and benefit of its services are directly related to the number of participants using its software, the volume of transactions and the breadth of functionality supported, the Company intends to penetrate the market by initially focusing on selected regions and its network of existing relationships. The Company is actively pursuing relationships with physicians, hospitals, clinics, government agencies and others. The Company sells its solutions as services, not as a technology. Accordingly, its clients sign long-term contracts, ranging from one to ten years, with fixed or variable payments made as the service is delivered. The Company believes that selling its solutions as a service reduces their clients' initial capital expenditures and makes it easier for the non-technical health professional to purchase its products.

     PROVIDERS. The Company's target provider customers include aggregators of individual physicians such as large medical groups, independent practice associations, physician practice management companies and other large, organized physician entities. In particular, e-MedSoft seeks to form strategic relationships with providers with a high degree of involvement in managed care, especially providers that are involved in activities such as capitation, which requires them to bear some level of insurance risk for each enrolled member. The rules are often complex requiring administrative personnel to spend significant time navigating the cumbersome administrative procedures of a large number of health plans often after the medical care has been given or referrals have been written. This complexity has created demand for real-time information exchange across all patients and all payers to streamline cumbersome and time-consuming clinical and administrative processes such as benefit eligibility determinations, referrals and authorizations, claims processing, ordering of clinical tests and delivery of results and maintenance of patient histories. The Company also targets the large integrated delivery networks and multi-care health systems, such as acute care hospitals, outpatient facilities, home-based services, labs and diagnostic centers, that have identified in their strategic plan to "push" technology out to physicians and /or affiliate with physicians and physician groups to coordinate care, contract managed care lives and manage health care resource utilization.

     PAYERS. The Company's target payer customers include managed care organizations, indemnity insurers, third-party administrators and federal and state governmental agencies. As managed care penetration increases and risk-based medicine becomes more prevalent, payers are finding less incremental value in the historical levels of managed care. In order to stem the growth in health care costs, payers must do more than automate the administrative and financial processes that govern the provision of services and the payment of claims. The cost of care itself, approximately 85% of annual health care expenditures, is the primary driver in the overall growth in health care expenditures. Compliance with benefit guidelines at the point-of-care will promote more efficient use of resources and adherence to best practices, which will ultimately result in significant cost reductions and improvements in the quality of care. As such, payers are seeking an efficient channel to communicate their benefit plan rules and care guidelines that are provided at the point-of-care. e-MedSoft services for these customers include eligibility determination, member customer service functions, referral and authorization management, coordination of provider files and directories, and submission and tracking of claims and patient encounter reports.

     SUPPLIERS. The Company's target supplier customers include large national laboratory companies, pharmaceutical companies and pharmacy benefit managers. These customers are being forced to become more efficient in managing their business as managed care organizations have negotiated significant reductions in price and demanded measurable improvements in quality. Pharmacies continue to incur substantial inefficiencies in the process of managing orders with physicians and patients. Physicians have been slow to adopt electronic systems processing because they tend to be proprietary and limited to results reporting. Consequently, clinical laboratories incur unnecessary administrative costs associated with processing and reporting on orders and incur significant losses related to tests for which reimbursement is not authorized. e-MedSoft's services for laboratory companies include eligibility verification, ordering clinical tests and reporting test results.

     CONSUMERS. The Company's target consumers include employers, health plans and health plan brokers. e-MedSoft's services in this area include a consumer web portal, health plan enrollment, benefits administration and membership coordination. The Company's target employer group includes mid-sized and large employers and, particularly, self-funded employers that have complex benefits management needs.

COMPETITION AND REGULATION

     The market for health care information systems and services is highly competitive, rapidly evolving and subject to rapid technological change. Many of the Company's actual and potential competitors have announced or plan to introduce Internet strategies. The Company's competitors can be divided into the following groups:

     - health care information software vendors, including Healtheon Corporation, CareInsite, Inc., Abaton.com, McKesson HBOC, Inc. and Shared Medical Systems Corporation;

     - health care electronic data interchange companies, including ENVOY Corporation and National Data Corporation;

     - large information technology consulting service providers, including Andersen Consulting, International Business Machines Corporation and Electronic Data Systems Corporation; and

     -  smaller regional organizations.

     Each of these companies can be expected to compete with the Company. Furthermore, major software vendors and others, including those specializing in the health care industry that are not presently offering applications that compete with those offered by the Company, may enter its market. In some cases, large customers may have the ability to compete directly with the Company as well. Many of the Company's competitors and potential competitors have significantly greater financial, technical, development, marketing and other resource capacity as well as greater market recognition than the Company. Many of the Company's competitors also have, or can develop or acquire, a substantial established and installed customer base in the health care industry. As a result of these factors, e-MedSoft's competitors may be able to respond much faster to new or emerging technologies and to devote greater resources to the development, promotion, sales and delivery of their applications or services than the Company.

SOFTWARE DEVELOPMENT

     The Company is continually investigating the feasibility of enhancing its existing system and developing new systems to meet the information processing needs of health care providers and organizations. The Company expenses all software development costs, which generally consist of costs incurred to establish the technological feasibility of internally produced computer systems software. These expenses, which are primarily for salaries of personnel and computer costs, were approximately $38,600 in 1999.

EMPLOYEES

     The Company currently employs approximately 80 employees, including approximately 70 in the U.K. and 10 in the U.S. These employees often work in tandem to provide significant services in development and engineering, delivery and support, sales and marketing, and corporate finance and administration. The Company also leverages an established network of consultants and contractors to augment their employee base so they can better manage the resource demand requirements. This enables the Company to provide a constant high level of service and productivity at the lowest cost.

     None of the Company's employees is represented by a labor union, and e-MedSoft has never experienced a work stoppage. e-MedSoft believes its relationship with its employees to be good. The Company's ability to achieve its financial and operational objectives depends in large part upon its continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of its senior management and key sales and technical personnel, most of whom are not bound by an employment agreement.

RISK FACTORS

     Shareholders and investors in shares of the Company's Common Stock should consider the following Risk Factors, in addition to other information in this Report.

     1. LIMITED OPERATING HISTORY. Because the Company has recently begun its Internet operations, it is difficult to evaluate its Internet business and its prospects. The Company's revenue and income potential from its Internet solutions business is unproven and its business model is still emerging. Although the Company has acquired e-Net, a company based in the United Kingdom, the Company's historical financial information reflects its computer hardware and software operations and is of limited value in projecting its future operating results because of its limited operating history as a combined organization and the emerging nature of its markets.

     2. NEED FOR ADDITIONAL CAPITAL. While the Company believes that it has sufficient funding to meet the working capital needs of its U.S. and U.K. operations through at least fiscal 2000, the Company will need to raise additional capital to carry out its long-term (post fiscal year 2000) domestic and foreign business plans and to service its current and prospective customers at a rate acceptable to management. Financing will also be needed to support expansion, develop new or enhanced applications and services, respond to competitive pressures, and acquire complementary businesses or technologies. The Company may attempt to raise additional funds through debt or equity securities, by entering into strategic relationships or through other arrangements. The Company may be unable to raise any additional amounts on reasonable terms.

     3. FOREIGN OPERATIONS. The Company currently derives all its revenues from its recently acquired U.K. subsidiary, and it intends to seek other significant acquisitions outside the United States. The element of risk in this growth strategy is that if problems develop in a foreign subsidiary, which local management is unable to handle, it will be difficult for the Company's management to react in a timely manner due to the geographical separation and time differences.

     4. RELIANCE ON STRATEGIC RELATIONSHIPS. To be successful, the Company believes that it must establish and maintain strategic relationships with leaders in a number of health care industry segments. This is critical because the Company is counting on these relationships to:

     - extend the reach of its applications and services to the various participants in the health care industry;

     -  obtain specialized health care expertise;

     -  develop and deploy new applications;

     -  further enhance the e-MedSoft brand; and

     -  generate revenue.

     Entering into strategic relationships is complex because some of the Company's current and future partners may compete with it. In addition, the Company may not be able to establish relationships with key participants in the health care industry if it has established relationships with their competitors. Consequently, it is important that the Company is independent of any particular customer or partner. Once the Company has established strategic relationships, it will depend on its partners' ability to generate increased acceptance and use of its platform, applications and services. For example, the Company is depending upon NCFE, to recommend to its clients that they use the Company's software system. If NCFE fails to encourage its clients to use the Company's software or if NCFE backs out of its relationship with the Company, the Company will not be able to grow according to its plans.

     5. ACCEPTANCE OF THE COMPANY'S SOLUTION BY THE HEALTH CARE INDUSTRY. To be successful, the Company must attract a significant number of customers throughout the health care industry. The Company believes that complexities in the nature of the health care transactions that must be processed have hindered the development and acceptance of information technology solutions by the industry. Conversion from traditional methods to electronic information exchange may not occur as rapidly as the Company expects. Even then, health care industry participants may use applications and services offered by others.

     6. ACCEPTANCE OF ELECTRONIC INFORMATION EXCHANGE BY THE HEALTH CARE INDUSTRY. The Company's business could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. Growth in demand for the Company's applications and services depends on the adoption of Internet solutions by health care participants, which requires the acceptance of a new way of conducting business and exchanging information. To maximize the benefits of the Company's platform, health care participants must be willing to allow sensitive information to be stored in the Company's proprietary databases in order to process transactions for them. The benefits of the Company's connectivity and information management solution are, however, limited under these circumstances. Customers using legacy and client-server systems may nonetheless refuse to adopt new systems when they have made extensive investment in hardware, software and training for older systems.

     7. RISKS ASSOCIATED WITH ACQUISITIONS. The Company plans to expand its business by making acquisitions of other companies in the health care information services industry. There are a number of risks associated with financing these acquisitions and integrating them into the Company's business, including the following:

     - The Company's profitability could be affected by servicing the additional debt and amortizing the expenses related to goodwill and intangible assets;

     - The issuance of additional equity would dilute the interests of current shareholders;

     - It could be difficult to assimilate the acquired company's employees, equipment and operations;

     - The acquisition could divert management's attention from other business concerns;

     - The acquired company could operate in markets with which the Company has little or no familiarity;

     - There could be undisclosed or unforeseen liabilities associated with the acquired company; and

     - The Company could lose key employees or customers of the acquired company.

     8. MANAGEMENT OF GROWTH. The Company has expanded its operations through the acquisition of e-Net and expects to expand its domestic and international operations. This growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, financial and other resources.

     9. PERFORMANCE OR SECURITY PROBLEMS. Customer satisfaction and the Company's business could be harmed if the Company's customers experience any system delays, failures or loss of data. The occurrence of a major catastrophic event or other system failure at the Company's facilities could interrupt data processing or result in the loss of stored data. In addition, the Company depends on the efficient operation of Internet connections from customers to the Company's systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which could have periodic operational problems or outages.

     A material security breach could damage the Company's reputation or result in liability to the Company. The Company retains confidential customer and patient information in its processing centers. Therefore, it is critical that its facilities and infrastructure remain secure and that they are perceived by the marketplace to be secure. Despite the implementation of security measures, the Company's infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptions.

     10. TECHNOLOGY CHANGE. Health care information exchange and transaction processing is a relatively new and evolving market. The pace of change in the Company's markets is rapid and there are frequent new product introductions and evolving industry standards. The Company may be unsuccessful in responding to technological developments and changing customer needs. In addition, its applications and services offerings may become obsolete due to the adoption of new technologies or standards.

     11. COMPETITION. The market for health care information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of the Company's competitors have greater financial, technical, product development, marketing and other resources than the Company. These organizations may be better known and have more customers than the Company. The Company may be unable to compete successfully against these organizations. Certain competitors have announced or introduced Internet strategies that will compete with the Company's applications and services, including:

     - health care information software vendors, including Healtheon Corporation, CareInsite, Inc., Abaton.com, McKesson HBOC, Inc. and Shared Medical Systems Corporation;

     - health care electronic data interchange companies, including ENVOY Corporation and National Data Corporation;

     - large information technology consulting service providers, including Andersen Consulting, International Business Machines Corporation and Electronic Data Systems Corporation; and

     -  smaller regional organizations.

     In addition, the Company expects that major software information systems companies and others specializing in the health care industry will offer competitive applications or services.

     12. CHANGES IN THE HEALTH CARE INDUSTRY. The health care industry is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of health care organizations. Changes in current health care financing and reimbursement systems could necessitate that the Company make unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of its applications and services by health care participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level. Future such programs may increase governmental involvement in health care, lower reimbursement rates or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's applications and services.

     13. GOVERNMENT REGULATION. The Company's business is subject to U.S. and international government regulation. Existing as well as new laws and regulations could adversely affect the Company's business. Laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for the Company's applications and services may be affected by additional regulation of the Internet.

     The Company is subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with new legislation. Moreover, the Company may be restricted or prevented from delivering patient records electronically.
For example, until recently, Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet.

     Legislation currently being considered at the federal level could affect the Company's business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. The Company is designing its platform and applications to comply with these proposed regulations; however, until these regulations become final, they could change, which could cause the Company to use additional resources and lead to delays as the Company revises its platform and applications. In addition, the Company's success depends on other health care participants complying with these regulations.

     14. PRODUCT-RELATED LIABILITIES. Although the Company and its customers test its applications, they may contain defects or result in system failures. In addition, the Company's platform may experience problems in security, availability, scalability or other critical features. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to the Company's reputation or increased insurance costs.

     The Company's services agreements involve providing critical information technology services to clients' businesses. If the Company fails to meet its clients' expectations, the Company's reputation could suffer and it could be liable for damages. In addition, patient care could suffer and the Company could be liable if systems fail to deliver correct information in a timely manner. The Company's insurance may not protect it from this risk. Finally, the Company could become liable if confidential information is disclosed inappropriately.

     The Company currently has general liability insurance for an aggregate coverage of $2,000,000, $1,000,000 each occurrence, and is in the process of obtaining Directors and Officers coverage, including coverage for errors and omissions. Assuming that the Company is able to obtain such insurance, the Company may not be able to maintain it on reasonable terms in the future. In addition, the Company's insurance may not be sufficient to cover large claims, or the insurer could disclaim coverage on claims.

     15. INFRINGEMENT. The Company's intellectual property is important to its business. The Company expects that it could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of its applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to resolve and divert management's attention from operating the Company. If the Company becomes liable to a third party for infringing its intellectual property rights, the Company would be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. The Company may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. In addition, the Company may not be able to protect against misappropriation of its intellectual property. Third parties may infringe upon the Company's intellectual property rights and the Company may not detect this unauthorized use or it may be unable to enforce its rights.

     16. DEPENDENCE ON KEY PERSONNEL. The Company's operations are dependent on the continued efforts of the executive officers and management, in particular, John F. Andrews, CEO, and Marshall Gibbs, Executive Vice President. If either of these persons becomes unable or unwilling to continue in his role with the Company, or if the Company is unable to attract and retain other qualified employees, the Company's business or prospects could be adversely affected. The success of the Company is also dependent to a significant degree on its ability to attract, motivate and retain highly skilled sales, marketing and technical personnel, including software programmers and systems architects skilled in the computer language with which the Company's products operate. Competition for such personnel in the software and information services industries is intense. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's results of operations, financial condition or business.

     17. RISKS RELATED TO THE YEAR 2000. Issues with respect to the Year 2000 could affect the performance of the Company's customers' computer systems.
The Company believes that its systems are Year 2000 compliant, and in certain of the Company agreements, the Company warrants that its applications and services are Year 2000 compliant. If they are not compliant, the Company's customers could terminate the agreements and the Company could be liable for damages. If customers' computer systems are not Year 2000 compliant, their ability to use the Company's systems could be adversely affected which would lead to reduced revenues to the Company. In addition, the Company has not determined what effect this would have on its systems.

     18. NO ASSURANCE OF TRADING MARKET FOR COMMON STOCK. The Company's Common Stock is not listed on NASDAQ or any exchange. Trading is conducted in the over-the-counter market on the OTC Bulletin Board, which was established for securities that do not meet the NASDAQ or exchange listing requirements. Only 21 market makers are currently making quotations on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. Consequently, selling the Company's Common Stock is more difficult because smaller quantities of shares are bought and sold and security analysts' and the news media's coverage of the Company is limited. These factors could result in lower prices and larger spreads in the bid and ask prices for the Company's shares.

     19. NO DIVIDENDS. The Company has paid no dividends on its Common Stock since incorporation. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.

     20. FOREIGN CURRENCY. The Company currently has significant operations in the U.K. and intends to seek other operations outside of the United States. The Company's investment in foreign subsidiaries could be affected by fluctuations in the foreign operations' functional currency.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

     The Company has principal offices in Jacksonville, Florida, Los Angeles, California and Bath, England. The Company currently has five additional facilities in England. These offices and facilities are leased. In addition, the Company owns or leases computer and communication equipment necessary to operate its businesses.

OFFICE LEASES

     1300 Marsh Landing Parkway, Suite 106
     Jacksonville, Florida

     20750 Ventura Boulevard, Suite 320
     Woodland Hills, California

     Sir William Lyons Road
     Coventry, England

     6 Kings Parade
     Cambridge, England

     Unit 29
     Barclays Venture Centre
     27 New Street
     Charfield, England

     3 Riverside Court
     Riverside Road
     Bath, England

     57 Great Eastern Street
     London, England

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During December 1998, Shareholders owning more than a majority of the shares outstanding signed consent minutes which approved a change of the Company's name from High Hopes, Inc. to Medtech, Inc., and during February 1999, shareholders owning more than a majority of the shares outstanding signed consent minutes which approved a change of the Company's name from Medtech, Inc., to e-MedSoft.com.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock trades in the over-the-counter market, under the symbol "MDTK". The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions. On January 4, 1999, the Company completed a 5-for-1 stock split. Accordingly, all bid prices listed below are restated to reflect this split. On May 28, 1999, the Company changed its year end from May 31 to March
31. As a result, the quarter ending March 31, 1999 represents only one month of trading.

             QUARTER ENDED          HIGH BID     LOW BID
             -------------          --------     -------
            August 31, 1998         $0.600       $0.206
            November 30, 1998       $0.650       $0.200
            February 28, 1999       $7.000       $0.206
            March 31, 1999          $4.437       $2.312
            June 30, 1999           $4.875       $2.625

     (b) HOLDERS. As of August 27, 1999, the Company had 496 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During March 1999, the Company issued 45,000 restricted shares to Howard Bronson as consideration for a consulting agreement. These shares were issued in reliance on the exemption provided by Section 4(2). The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL HISTORY

     e-MedSoft was initially organized in Nevada on August 25, 1986 in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     On January 7, 1999, the Company acquired the rights to a JAVA-based, on-line health care management system from SEH in exchange for 41,417,176 restricted shares (post-split) of the Company's common stock. In addition, as consideration for finder's fees and services, the Company issued 2,553,144 restricted shares of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock exercisable at $.25 per share over five years. As a result of these transactions, SEH owned approximately 80% of the outstanding shares. The transaction is considered a reverse acquisition that results in a capital reorganization. The assets and equity of SEH have been recorded on the Company's financial statements at their carryover basis. Accordingly, the Company recognized no goodwill or intangible assets in connection with this acquisition.

     On March 19, 1999, the Company acquired all of the issued and outstanding stock of e-Net Technology Ltd. ("e-Net"), formerly Palm Technology Holdings Ltd., a U.K. based company. e-Net is a diversified computer services company, providing consulting services, training, technical support, computer software and computer hardware to a broad range of customers. This acquisition was accounted for under the purchase method. Accordingly, the operations of e-Net have been consolidated in the financial statements presented herein only for the 13-day period ended March 31, 1999.

OVERVIEW AND OPERATING RESULTS

     The Company began operations with the acquisition of the internet-based health care management system on January 7, 1999. The statement of operations reflects the operations of SEH since inception (December 1, 1998) to the date of the reverse acquisition and of e-MedSoft from the date of the reverse acquisition to March 31, 1999. During the period ended March 31, 1999, the Company continued the development and testing of the system and acquired e-Net. Accordingly, there is no historical prior period information included in the financial statements and the results discussed herein include only thirteen days of operations consolidated from e-Net.

NET SALES

     Although the Company has entered into several contracts and strategic partnerships to implement and roll out the Internet based health care management system, no revenues for the period ended March 31, 1999 were generated from the sale of these services. Depending on the terms of the contracts, revenues from these contracts will begin to be recognized upon the customer's acceptance, installation and operation of the system. In addition, the Company will recognize subscription revenues on a monthly basis for sales made over the Internet. The revenues of $2,650,000 for the period ended March 31, 1999 reflect approximately thirteen days of operations consolidated from the U.K. subsidiary that was acquired on March 19, 1999.

COST OF SALES

     The cost of sales represents the U.K. subsidiary's cost of hardware and software products plus the cost of installation and delivery. Cost of sales for e-Net were approximately $1,999,000 or 75% of revenues. For the period, there are no cost of sales related to the sale of the Company's U.S. Internet based healthcare management system. However, it is anticipated that cost of sales for this product will include the cost of product delivery, customer service and systems maintenance. While the cost of providing Internet services should generally be minimal, installations of large operations such as managed care organizations and third party claims processors will require hands-on training and systems maintenance. Also, there may be additional costs associated with product development that are capitalizable and amortized into cost of sales in the future.

OPERATING EXPENSES

     Operating expenses include $240,000 from the U.K. operations and $800,000 from the U.S. operations. These amounts include software development costs, sales and marketing costs, general and administrative costs and depreciation and amortization.

     SOFTWARE DEVELOPMENT

     Development costs of approximately $39,000 represent development of software in the U.K. and enhancement of the Company's internet based health care management system.

     SALES AND MARKETING

     Sales and marketing costs of approximately $188,000 include $139,000 for the U.K. operations that consisted primarily of salaries and travel costs of the U.K.'s sales force, marketing literature and advertising. In addition, approximately $49,000 of these costs reflect the U.S. operation's outside marketing costs related to the Company's Internet health care management system.

     GENERAL AND ADMINISTRATIVE

     General and administrative costs of approximately $767,000 include general office costs, executive and administrative salaries and professional fees. These costs were approximately $701,000 and $66,000 for the operations in the U.S. and U.K., respectively. General and administrative costs in the U.S. include $380,000 of non-cash compensation expense.

     DEPRECIATION AND AMORTIZATION

     Depreciation of approximately $17,000 related solely to the depreciation of equipment and vehicles in the United Kingdom. Amortization of approximately $29,000 represents the Company's amortization of goodwill as a result of the acquisition of e-Net. The Company is amortizing the goodwill over a ten-year period.

FINANCE COSTS

     Finance costs of approximately $377,000, include $6,000 of interest from the debt and capital leases in the United Kingdom. The remaining expense of $371,000 is mainly a result of the amortization of deferred financing incurred in connection with the financing of the e-Net acquisition. Subsequent to March 31, 1999, the Company entered into agreements with the lenders to exchange a portion of the debt for warrants and extend the remaining portion over two years.

LIQUIDITY AND CAPITAL RESOURCES

     During the period ended March 31, 1999, the operating costs and acquisition costs of the Company's U.S. Operations were funded (a) by members or affiliates of members of the Company's majority shareholder, SEH, (b) through receipt of funds from a financing company, and (c) through loans from third parties. A finance company has provided approximately $1,500,000 of financing under an agreement to fund the Company based on future receivables of the Company for certain signed Health Care Master Agreements or Memorandums of Understanding. The e-Net acquisition for approximately $7,600,000 consisted of $2,200,000 in cash and stock valued at $5,400,000. The Company financed the acquisition through the issuance of debt. The operating costs of the Company's U.K. Operations have been funded by a 900,000 pound credit facility with the Bank of Wales and through working capital generated by operations.

     At March 31, 1999, the Company had approximately $52,000 in cash and approximately $138,000 of cash for restricted purposes and working capital deficit of approximately $1,642,000.

     Subsequent to year-end, the Company renegotiated the financing terms on the debt obtained in connection with the e-Net acquisition. As a result, $750,000 of the debt was exchanged for warrants to acquire 150,000 shares of the Company's common stock at $.01, and the remaining debt was extended 24 months to May 19, 2001. The Company agreed to make a principal payment of $300,000 in September 1999 to obtain this extension. Also, the Company entered into a financing arrangement with its strategic partner to fund the Company's operations and acquisition of managed care computer software technology in an amount not to exceed $5,500,000. The obligation bears interest at prime plus 1%, is secured by the Company's assets and is due one year from the draw date or if the Company successfully obtains refinancing for the amounts loaned under the financing arrangement, whichever is the earlier date. The Company has borrowed $2,500,000 through September 10, 1999, of which $2,000,000 was used to fund the purchase of managed care software technology.

     Subsequent to year-end, e-Net's management advanced the subsidiary approximately 260,000 pounds to provide working capital. The advance is scheduled for repayment on September 30, 1999. The credit facility for 900,000 pounds expired on July 31, 1999, and was extended to September 30, 1999 and increased to 1,300,000 pounds. The Company has reached an interim agreement with the bank to renew the line for 900,000 pounds through July 31, 2000. The Company is currently in negotiations to increase the funding on the renewed line to 1,300,000 pounds.

     Subsequent to year-end, the Company issued 1,500,000 restricted shares of its common stock for $745,000 in cash to fund the Company's operating expenses.

     The Company believes that the funds available on the $5,500,000 financing agreement are sufficient to meet the working capital needs of its U.S. and U.K. operations through at least fiscal 2000. It is management's belief that the long range operations (post fiscal year 2000) of the Company are dependent upon the ability of the Company to obtain additional debt or equity funding to support the 1) implementation and roll-out of its newly acquired healthcare management system to customers under contract, 2) to expand its customer base and 3) develop, acquire or enhance new applications and services. The Company is actively pursuing additional financing and equity arrangements to accomplish these goals, however, there can be no assurance that funding will be available on terms acceptable to the Company, or at all.

     In May 1999, the Company entered into a one year exclusive agreement with an investment banking firm to provide numerous services to the Company including, but not limited to, assistance on corporate developments and financing strategies, identifying prospective investors and acquisition targets, performing due diligence and valuation analyses of targets. In connection with this agreement, the Company issued three separate warrants of 1,725,715 each to purchase an aggregate of 5,177,145 shares of common stock representing approximately 3.33% of the Company's outstanding common stock and common stock equivalents. The warrants were immediately exercisable at prices of $3.50, $5.00 and $7.00 per share. The warrants issued by the Company in favor of the investment banking firm are cancelable by the Company in certain events arising out of circumstances where the investment banking firm fails to abide by the terms of its investment banking agreements with the company.

     As of March 31, 1999 the Company had approximately $52,000 in cash and $486,000 available through its bank credit facility.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has reviewed its proprietary health care management software systems that were acquired in January 1999 and which the Company has started marketing to customers. The Company believes that these systems and applications, which the Company has continued to develop, are designed to be Year 2000 compliant. Accordingly, the Company did not incur any costs or reflect any expenses during the period for implementation of Year 2000 programming code corrections and does not anticipate any such costs in the future.

     e-Net has implemented programs to identify and correct year 2000 problems. This program was initiated in the early part of 1997 and a company-wide program was carried out and steps were taken to re-write software and take other actions necessary to ensure that the Company's software and hardware is year 2000 compliant. The risk analysis also considered the impact on the business of year 2000 related failures by the Company's significant suppliers and customers. The predominant supplier, Sun Microsystems provided the Company with a formal confirmation that they are fully year 2000 compliant. The Company has been in communication with its other significant suppliers and customers to ensure that any potential problems are rectified. However, given the complexity of the issue, it is the Company's belief that they can not guarantee that no year 2000 problems will remain. e-Net's management believes that it has achieved an acceptable state of readiness and it also has the appropriate resources available to deal promptly with significant subsequent failures or issues that might arise.

     The Company is just starting to work with some of its customers of the health care management system and one of the items which will be addressed is whether the customers' existing computer systems are year 2000 compliant. Management expects that many of the companies it will be selling to in the health care industry are not year 2000 compliant. Until the Company learns more about the specific facts of its customers, it is not able to determine what the impact will be on the Company if these customers are not year 2000 compliant. However, the Company shall have no liability for any failure of customers' or third party's software, hardware, applications, databases or other systems to be year 2000 compliant or any year 2000 issues not solely caused by the Company's system.

     The Company may be vulnerable to the failure of various third party vendors and suppliers to be year 2000 compliant. Its business will be dependent on the operation of numerous systems that could potentially be impacted by year 2000 related problems. Those systems include hardware and software systems used by the Company to deliver services to its customers; communications networks such as the internet and private intranets, which the Company will depend on to provide electronic transactions to its customers; the internal systems of the customers; and non-information technology systems and services used by the Company in its business, such as telephone systems and building systems. The Company will be conducting an assessment of third party hardware and systems used in providing services to its customers and in otherwise conducting its business during the second and third calendar quarters of 1999.

     The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company of any year 2000 problems, but the Company intends to complete this process by September 30, 1999.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-25 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

         NAME          AGE           POSITIONS HELD AND TENURE
         ----          ---           -------------------------

  John F. Andrews      45    Chairman, President and Chief Executive
                             Officer, e-MedSoft.com

  Margaret A. Harris   51    Chief Financial Officer, e-MedSoft.com

  Ian McPherson        51    Managing Director, e-Net Technology Limited

  Marshall Gibbs       33    Chief Technology Officer and Executive Vice
                             President, e-MedSoft.com

  Gayle M. Consiglio   46    Vice President of Sales, e-MedSoft.com

  Ronald A. Wing       50    Vice President of Marketing, e-MedSoft.com

  Sam J.W. Romeo       59    Director, e-MedSoft.com

  Mitchell J. Stein    41    Director, e-MedSoft.com

     There is no family relationship between any Director or Executive Officer of the Company.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     JOHN F. ANDREWS, has served as President, Chief Executive Officer and as Chairman of e-MedSoft since January 7, 1999. He served as CEO of Sanga International from April 1998 until July 30, 1999. Mr. Andrews continues to serve on the Board of Sanga International, along with Masood Jabbar, the President of the Computer Division of Sun Microsystems. Prior to joining Sanga, Mr. Andrews was Chief Information Officer of CSX Corporation and Chief Executive Officer of CSX Technology. Under John Andrews' leadership, CIO magazine named CSX Corporation as one of its top Information Technology (IT) achievers in 1996, 1997 and 1998. During the same period, CSX Corporation was also named as one of the Top 100 IT Organizations by Computerworld. In 1997, Computerworld also selected CSX Corporation as the number one information technology company and the best place of employment. In 1997, Mr. Andrews was nominated CIO of The Year by Information Week and received the Visionary Award from Internet Week. Before his association with CSX, Mr. Andrews was Vice President and General Manager of GTE Health Systems for over two years.
During his tenure at GTE Health Systems Mr. Andrews led the company's international business units which developed, sold and deployed Hospital Information systems, Managed Care Systems and Health care electronic transaction processing. Mr. Andrews also served as Vice President and General Manager at several other business units at GTE and held positions in information technology, finance, marketing and field operations. Mr. Andrews earned a Bachelor's Degree in Business Administration from Whitworth College and a Master of Business Administration degree from the University of Puget Sound.

     MARGARET A. HARRIS has served as the Company's Chief Financial Officer since March 1999. She was employed by American Medical International, Inc. ("AMI") for 18 years from June 1973 until July 1991 where she served as Vice President-Assistant Corporate Controller from 1984 until 1988 and as Vice President-Finance from 1988 until 1991. While she was with AMI their revenues grew to over $3 billion before a leveraged buy-out. She then had the financial responsibility for the $1.2 billion divestiture program following the buy-out. From 1993 until March 1999, Ms. Harris worked as an independent contractor/consultant providing financial services to various companies including the following: HemaCare Corporation - July 1993 until July 1994; American Outpatient Services Corp. - from July 1994 until October 1995, she was the acting chief financial officer; GCI Renal Care, Inc. - from December 1995 until December 1996 she served as the Chief Financial Officer; MediManager, Inc. - from December 1996 until March 1999 she was the acting Chief Financial Officer. She received a Bachelor of Science Degree from California State University at Northridge in June 1970 and she is a Certified Public Accountant.

     IAN MCPHERSON, Managing Director of e-Net - Prior to Mr. McPherson's current position as Managing Director of e-Net, he acquired Relay Systems (now called e-Net) in 1997 and merged it into Network Wales Limited, where Mr. McPherson was Chairman and Managing Director. Mr. McPherson formed Network Wales Limited, an internet services business operating in Wales, in 1996 as a joint venture with the government of the U.K. From 1992-1997, he was Chairman and Managing Director of Syntech Computer Systems, Ltd. where he led a leveraged buy-out of the Syntech software business of Ryan International.

From 1989-1992, Mr. McPherson was the Chief Information Officer for Ryan
International PLC, a publicly traded quoted company in the U.K.   Mr.
McPherson received a B.S. degree from Sunderland University.

     MARSHALL GIBBS has served as the Company's Chief Operating Officer since June 1999. Mr. Gibbs is known for his expertise in Distributing Computing Architectures and server-side Java systems implementation. From June 1998 until May 1999, Mr. Gibbs was employed by Sanga International, Inc. From March 1993 until May 1998, Mr. Gibbs was employed by CSX Technology where he served the last six months as Vice President of Enterprise Technology Services. During his tenure, CSX Technology application development transformed from almost 100% mainframe-centric maintenance work with no appreciable return on investment to 80% new application development in leading-edge technology with an audited 10:1 benefit-to-cost ratio. Prior to CSX Technology, Mr. Gibbs was with Price Waterhouse, where he was in the Management Consulting Services organization. He holds a B.A. degree in Business Administration/Computer Information Systems and a Masters in Business Administration from the University of Florida.

     GAYLE M. CONSIGLIO has served as the Company's Vice President of Sales since June 1999. Ms. Consiglio is responsible for the Company's domestic and international health care sales and business development. From July 1998 until May 1999, Ms. Consiglio was employed by Sanga International. From June 1997 until July 1998, Ms. Consiglio was Executive Vice President of Professional Services Group, a subsidiary of Stonehouse Technologies. From June 1992 until May 1997, she served as the Vice President of sales and marketing for DAOU Systems, and was responsible for Business Development during their IPO process. Prior to DAOU, Ms. Consiglio was the National Accounts Manager for GTE Health Systems responsible for managing the large integrated health systems throughout the U.S. Ms. Consiglio received a B.S. degree from Wayne State University in Detroit, Michigan.

     RONALD A. WING has served as the Company's Vice President of Marketing since June 1999. Mr. Wing is responsible for public relations and advertising, corporate communications, trade shows, conferences, product and channel development. From June 1998 until May 1999, Mr. Wing was employed by Sanga International. From September 1993 until June 1998, Mr. Wing served as the Vice President of Program Management for CSX Technology in charge of the company's technology programs and plans. While at CSX, Mr. Wing's key responsibilities included commercial marketing of information technology products and services to Fortune 100 companies. Mr. Wing was also responsible for the development and introduction of best practices and procedures for managing complex IT programs and projects for the Company's Worldwide Technology organization. Prior to CSX, Mr. Wing served for 2 years as the Vice President of Marketing for GTE Health Systems where he was responsible for designing and implementing new marketing strategies. During his 12 year tenure at GTE Health Systems, Mr. Wing led all product management, planning and marketing for the division hospital, managed care and EDI product lines. Mr. Wing holds a B.S. in Mathematics and BA in Finance and Accounting from the University of Washington.

     DR. SAM J. W. ROMEO has served as a Director of the Company since September 1, 1999. Dr. Romeo, who has more than 30 years of experience in the health care field, currently serves as the President and Chief Executive Officer of University Affiliates IPA, Inc., an affiliate of the University of Southern California. In addition to having held senior faculty positions at the USC School of Medicine, the Medical College of Wisconsin, and the St. Louis University School of Medicine, Dr. Romeo has also served as the Medical Director of several HMOs in California, Florida and New York, and is licensed to practice medicine in the States of California, Florida, Idaho, Missouri and Wisconsin. Dr. Romeo received the prestigious Physician Executive of the Year Award given by the American College of Medical Practice Executives in October of 1998.

     Dr. Romeo received his medical degree from the St. Louis University School of Medicine and then received his MBA with Magna Cum Laude honors from National University. Dr. Romeo, who was a Commander in the United States Navy, is a former Associates Dean of Clinical Affairs of both the Medical College of Wisconsin as well as the University of Southern California School of Medicine.

     MITCHELL J. STEIN has served as a Director of the Company since September 1, 1999, when he was added to the Board as an ex officio member representing Sanga e-Health, LLC, a principal shareholder. Mr. Stein is the Chairman of Sanga e-Health, LLC. Mr. Stein was the managing partner of the law firm of Stein, Perlman & Hawk from 1991 to 1998. Mr. Stein served as the President and Chairman of MediManager, Inc. from 1994 to 1998. Mr. Stein served as a director of Net Plus, Inc. from 1994 to 1995.

     Mr. Stein was admitted to the California bar in 1985 and the U.S. District Court, Central and Southern District of California, in 1986. Mr. Stein received his Bachelor of Arts from the University of Pittsburgh summa cum laude in 1982 and his Juris Doctorate from the University of Pittsburgh in 1985. Mr. Stein has maintained a very active philanthropic schedule and was the inaugural recipient of the Mitchell J. Stein philanthropic award issued by the National Organization of Victims Assistance for its 25th anniversary.

BOARD COMPOSITION

     The board currently has three members. The Company intends to add further directors, including other independent board members within 90 days and to appoint such independent directors to serve on the audit committee.

COMMITTEES OF THE BOARD

     The Company presently has no committees. The board will establish an audit committee and a compensation committee within 90 days.

     Audit Committee. The audit committee's primary responsibilities are to meet with and consider the suggestions from members of management and the Company's independent public accountants concerning the financial operations of the Company. The audit committee also reviews the audited financial statements of the Company and considers and recommends the employment of, and approves the fee arrangement with, independent public accountants for audit functions and advisory and other consulting services. The audit committee will be comprised of two independent directors to be appointed within 90 days.

     Compensation Committee. The compensation committee's responsibilities are to make determinations with respect to salaries and bonuses payable to executive officers and to administer stock option plans. The compensation committee will be comprised of two independent directors to be appointed within 90 days.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company was not subject to the requirements of Section 16 during the ten months ended March 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the ten months ended March 31, 1999:



                                  SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                           ANNUAL COMPENSATION         AWARDS        PAYOUTS
                          -----------------------  ----------------- --------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
John F. Andrews,    1999  125,000    0      --       --        --       --       --
  Chairman & CEO           <FN1>

________________

<FN1>  During the ten months ended March 31, 1999, Mr. Andrews was also advanced $30,000 toward the next years' salary.

     The Company currently has six executive officers which are paid annual salaries in excess of $100,000: John Andrews -- $500,000; Marshall Gibbs -- $250,000; Margaret Harris -- $220,000; Gayle Consiglio -- $160,000; and Ronald Wing -- $140,000.

EMPLOYMENT AGREEMENT WITH JOHN ANDREWS

     On August 31, 1999, the Company entered into an Executive Employment Agreement with John F. Andrews, the Company's Chairman of the Board, President and Chief Executive Officer. The initial term of the Agreement is from January 15, 1999 through January 15, 2002. The Agreement will be automatically renewed for additional one year periods unless terminated. In the event of a termination by the Company without cause, or by Mr. Andrews for "good reason," Mr. Andrews will receive full compensation for the remainder of the initial term or eighteen months from the date of termination, whichever is longer. In the event of a termination by the Company with cause, he will receive full compensation for the remainder of the initial term or twelve months from the date of termination, whichever is longer. In the event of a termination by Mr. Andrews without a "good reason," he will receive no further compensation.

     The base salary under the Agreement is $500,000 per year, which is to be increased by at least 10% at the end of each year. Mr. Andrews is also to receive a whole life insurance policy with a face amount of $2,000,000 for his benefit; the use of a fully insured automobile; club dues for one country club and one luncheon club; disability and medical insurance; an allowance of up to $12,500 per year for professional counseling and services; and four to five weeks of vacation per year.

     Mr. Andrews also has the right to immediately receive shares of the Company's Common Stock without any required payment upon the occurrence of the following events:

     a.  5,000 shares for each month he is employed by the Company.

     b. 50,000 shares for each quarter in which the Company has gross revenues in excess of $7,000,000.

     c. An additional 175,000 shares for each quarter in which the Company has gross revenues in excess of $20,000,000.

     d. An additional 350,000 shares for each quarter in which the Company has gross revenues in excess of $50,000,000.

     In addition to the above, Mr. Andrews is entitled to receive a percentage of the Company's net profit before taxes as follows:

     a. One percent (1%) of net profit before taxes for each quarter such profit exceeds $1,000,000, plus

     b. Two percent (2%) of net profit before taxes for each quarter such profit exceeds $3,000,000, plus

     c. Three percent (3%) of net profit before taxes for each quarter such profit exceeds $10,000,000, plus

     d. Four percent (4%) of net profit before taxes for each quarter such profit exceeds $20,000,000.

     In the event of a "change in control" of the Company, as defined in the Agreement, Mr. Andrews has the right to terminate the Agreement and receive a $2,500,000 payment. The Company believes it critical and vital to compensate Mr. Andrews in this manner as Mr. Andrews has chosen to be critical to the Company's success and is likely to be so as the Company continues its attempts to achieve its business objectives and maximize its growth.

STOCK OPTION PLAN

     In February 1999, the Company's Board of Directors approved the establishment of the 1999 Stock Compensation Plan (the "1999 Plan"). This plan has not yet been submitted to the Company's shareholders for their approval. The Board of Directors believes that the 1999 Plan advances the interests of the Company by encouraging and providing for the acquisition of an equity interest in the Company by employees, officers, directors and consultants, and by providing additional incentives and motivation toward superior Company performance. The Board believes it will also enable the Company to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

     The 1999 Plan allows the Board, or a committee established by the Board, to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the

Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options may only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted.

     The total number of shares of Common Stock subject to options under the 1999 Plan may not exceed 5,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.

     The 1999 Plan also provides that the Board, or a committee, may issue restricted stock pursuant to restricted stock right agreements which will contain such terms and conditions as the Board determines.

     The Board of Directors may amend the 1999 Plan at any time, provided that the Board may not amend the 1999 Plan to materially increase the number of shares available under the 1999 Plan, materially increase the benefits accruing to Participants under the 1999 Plan, or materially change the eligible class of employees without shareholder approval.

     During March 1999, the Board granted a total of 209,000 options to persons who, at the time, were consultants for the Company. The options had an exercise price of $2.5625 and the options are subject to the approval of the 1999 Plan by the Company's shareholders by February 2000. As of March 31, 1999, 72,000 of these options were forfeited and 137,000 remained outstanding.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 1, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------

Sanga e-Health LLC                 26,581,460 (1)            48.3%
Suite 320
20750 Ventura Boulevard
Woodland Hills, CA  91364

Mitchell J. Stein                  26,581,460 (2)            48.3%
4332 St. Clair Avenue
Studio City, CA  91604

John F. Andrews                    26,621,460 (3)            48.3%
197 Admirals Way South
Ponte Vedra Beach, FL 32082

HealthMed Inc.                     26,581,460 (2)            48.3%
Suite 320
20750 Ventura Boulevard
Woodland Hills, CA 91364

Trayton Securities LLC              3,506,700                 6.4%
Suite 7056
8306 Wilshire Boulevard
Beverly Hills, CA  90211

Sanga International                 9,000,000                16.4%
John McLennan
c/o Watson C. Gale
GOWLING, STRATHY & HENDERSON
Barristers & Solicitors
Patent & Trade Mark Agents
Suite 2600
160 Elgin Street
Ottawa, ON K1P 1C3

Sam J. W. Romeo                             0                   0
1000 S. Fremont Avenue, A-11
Allambra, CA  91807

All Directors and Officers         26,621,460                48.3%
as a Group (4 persons)
__________________

(1) These shares are deemed to be beneficially owned by Messrs. Stein and Andrews by virtue of their positions as Managers of Sanga e-Health LLC. HealthMed Inc. holds the controlling interest in the shares held by Sanga e-Health LLC.

(2)  Represents shares held of record by Sanga e-Health LLC

(3) Includes 26,581,460 shares held of record by Sanga e-Health and 40,000 Shares which Mr. Andrews has the right to have issued to him pursuant to the terms of his employment agreement.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF TECHNOLOGY FROM SANGA E-HEALTH LLC

     On January 7, 1999, the Company acquired certain rights to a JAVA-based, on-line, healthcare management system from Sanga e-Health LLC ("SEH") in exchange for 41,417,176 shares of the Company's common stock. SEH is a joint venture which was formed during December 1998 between Sanga International, Inc. ("Sanga") and HealthMed, Inc. ("HealthMed").

     The rights acquired by the Company from SEH were subject to a Software License Agreement between SEH and Sanga dated December 2, 1998. On January 23, 1999, the Company approved and ratified the termination of the Software License Agreement which was entered into on December 2, 1998, between SEH and Sanga for the sublicensing of the healthcare management system's software ("Software") to end-users thereof. The effect of this termination was the assignment and transfer from Sanga to the Company of all right, title and interest under or with respect to all of Sanga's contractual rights and privileges arising from their agreements with various healthcare providers for the sub-leasing of the Software. In connection therewith, previous funding received by Sanga from such healthcare agreements was transferred to the Company. The previous funding received by Sanga was based on certain financing rights owned by HealthMed, Inc., a member of SEH's LLC, which resulted in agreements (from third parties related to HealthMed, Inc.) to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandum of Understanding.

RELATED PARTY DISCLOSURE

     The Company's President, Chief Executive Officer and Chairman of the Board also served as President and Chief Executive Officer of Sanga International through July 30, 1999 and is a Co-Manager of Sanga e-Health, the controlling shareholder of e-MedSoft.

     In December, 1998, NCFE, one of the Company's strategic partners, transferred $750,000 to Sanga International in accordance with its agreement to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandum of Understanding. On January 23,1999, Sanga International assigned and transferred to the Company all right, title and interest under or with respect to all of Sanga International's contractual rights and privileges arising from its agreements with various healthcare providers. Additionally, the rights held by Sanga International in and to its funding agreement with NCFE was assigned to the Company. In connection with these activities, the previous funding received by Sanga International from such healthcare agreements was legally transferred to the Company and has been reflected as other long-term liabilities. Subsequent to and arising out of this assignment, Sanga International transferred $604,970 of the NCFE funding to e-MedSoft.com. The remaining balance of $145,030 is reflected as a related party receivable from Sanga International to the Company.

     During the period ended March 31, 1999 HealthMed, Inc., a controlling member of Sanga e-Health, LLC, paid certain expenses on behalf of the Company and Sanga e-Health. In addition, the Company has reimbursed HealthMed for certain of these expenses and has paid certain expenses associated with its operation jointly as that operation has related to its parent, Sanga e-Health, LLC. As of March 31, 1999 the Company reflected approximately $15,800 as being due to the Company from HealthMed, Inc. and Sanga e-Health, LLC with respect to these transactions.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                   LOCATION

 3.1        Articles of Incorporation,    Incorporated by reference to
            as Amended                    the Registrant's Form S-18
                                          Registration Statement
                                          (No. 33-8420-D)

 3.2        Bylaws                        Incorporated by reference to
                                          Registrant's Form S-18
                                          Registration Statement
                                          (No. 33-8420-D)

 3.3        Restated Articles of          Filed herewith electronically
            Incorporation

10.0        Stock Acquisition and         Incorporated by reference to
            Technology Transfer Agree-    Exhibit 10 to the Registrant's
            ment dated December 22,       Form 8-K dated January 7, 1999
            1998, between MedTech,
            Inc. (formerly "High
            Hopes, Inc.") and Sanga
            e-Health LLC

10.1        Loan and Security Agreement   Incorporated by reference to
            dated March 19, 1999, among   Exhibit 10.1 to the Registrant's
            the Company, Trammel In-      Form 8-K dated March 19, 1999
            vestors LLC and Donald H.
            Ayers

10.2        Registration Rights Agree-    Incorporated by reference to
            ment among the Company,       Exhibit 10.2 to the Registrant's
            Trammel Investors LLC         Form 8-K dated March 19, 1999
            and Donald H. Ayers

10.3        Waiver, Rescission and        Incorporated by reference to
            Termination of Software       Exhibit 10.1 to Amendment No. 1
            License Agreement between     to the Registrant's Form 8-K
            Sanga e-Health LLC and        dated January 7, 1999
            Sanga Corporation dated
            December 2, 1998

10.4        Assignment of Rights Under    Filed herewith electronically
            Financing Agreements


10.5        Agreement with Donald H.      Filed herewith electronically
            Ayers dated June 14, 1999

10.6        Agreement with Trammel        Filed herewith electronically
            Investors LLC dated
            May 15, 1999

21          Subsidiaries of the           Filed herewith electronically
            Registrant

27          Financial Data Schedule       Filed herewith electronically

     (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K dated March 19, 1999, reporting under Item 2 the acquisition of Palm Technology Holdings, Ltd. The financial statements required under Item 7 were filed by amendment on June 2, 1999.

                         INDEX TO FINANCIAL STATEMENTS


                                                                PAGE

Report of Independent Public Accountants.....................    F-2

Financial Statements for e-MedSoft.com as an acquired entity of Sanga e-Health, LLC on January 7, 1999. The following consolidated financial statements reflect the operations of Sanga e-Health from its inception, December 1, 1998 through the acquisition date and the operations of the Company from the acquisition date through March 31, 1999 -

     Consolidated Balance Sheet, March 31, 1999 .............    F-3

     Consolidated Statement of Operations for the four
     months ended March 31, 1999.............................    F-4

     Consolidated Statement of Stockholders' Equity
     and Comprehensive Income (Loss) for the four months
     ended March 31, 1999....................................    F-5

     Consolidated Statement of Cash Flows for the four
     months ended March 31, 1999.............................    F-6

     Notes to Consolidated Financial Statements .............    F-7

Closing Financial Statements of e-MedSoft.com for the period from June 1, 1998 through the acquisition date of January 7, 1999 -

     Report of Independent Public Accountants................    F-20

     Statement of Operations for the period June 1,
     1998 to January 7, 1999.................................    F-21

     Statement of Stockholders' Equity for the period
     June 1, 1998 to January 7, 1999..........................    F-22

     Statement of Cash Flows for the period June 1,
     1998 to January 7, 1999.................................    F-23

     Notes to Closing Financial Statements...................    F-24

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of e-MedSoft.com:

     We have audited the accompanying consolidated balance sheet of e-MedSoft.com (a Nevada corporation) and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the four months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-MedSoft.com and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the four months ended March 31, 1999 in conformity with generally accepted accounting principles.


                                  /s/ Arthur Andersen LLP

                                  ARTHUR ANDERSEN LLP

Los Angeles, California
September 10, 1999
                                 e-MedSoft.com
                            Consolidated Balance Sheet
                                 March 31, 1999
ASSETS

Current Assets:
  Cash                                               $    51,712
  Restricted cash                                        138,435
  Accounts receivable, net of allowance
   for doubtful accounts of $89,271                    4,181,285
  Other receivables                                    1,062,133
  Inventory                                              713,002
  Related party receivables                              193,263
  Prepayments and other                                  381,591
  Deferred taxes                                          14,555
                                                     -----------
                                                       6,735,976
                                                     -----------
Long-Term Assets:
  Property and equipment, net                          1,308,863
  Goodwill, net of amortization of $28,810             8,054,630
  Deferred financing, net of amortization of
   $361,754                                            1,363,439
                                                     -----------
                                                      10,726,932
                                                     -----------
                                                     $17,462,908
                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                     $   967,425
  Accounts payable                                     6,017,183
  Accrued liabilities                                    412,405
  Income taxes payable                                   165,280
  Current maturities of bridge financing                 650,623
  Current maturities of capitalized leases               165,275
                                                     -----------
                                                       8,378,191
Long-Term Liabilities:
  Capital leases                                         416,409
  Bridge financing                                     1,361,877
  Other long-term liabilities                          1,193,581
                                                     -----------
                                                       2,971,867
Stockholders' Equity:
  Common shares, $.001 par value,
   100,000,000 shares authorized,
   51,816,470 issued and outstanding                      51,816
  Paid in capital                                      6,951,312
  Accumulated deficit                                   (904,617)
  Accumulated other comprehensive income                  14,339
                                                     -----------
                                                       6,112,850
                                                     -----------
                                                     $17,462,908
                                                     ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                                  e-MedSoft.com
                       Consolidated Statement of Operations
                     For The Four Months Ended March 31, 1999


NET SALES                                         $ 2,649,563

COST OF SALES                                       1,998,505
                                                  -----------

GROSS PROFIT                                          651,058

OPERATING EXPENSES:
  Software development costs                           38,619
  Sales and marketing expense                         188,340
  General and administrative                          767,017
  Depreciation and amortization                        46,303
                                                  -----------
     Total Operating Expenses                       1,040,279

OPERATING LOSS                                       (389,221)

OTHER INCOME (EXPENSE):
  Interest expense                                   (376,889)
  Other                                                   421
                                                  -----------
LOSS BEFORE INCOME TAXES                             (765,689)

TAX PROVISION                                         138,928
                                                  -----------

NET LOSS                                          $  (904,617)
                                                  ===========

BASIC AND DILUTED LOSS PER SHARE                  $     (0.02)
                                                  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                38,061,371
                                                  ===========

















The accompanying notes are an integral part of this consolidated financial statement.

                                 e-MedSoft.com
                    Consolidated Statement of Stockholders'
                     Equity and Comprehensive Income (Loss)
                    For The Four Months Ended March 31, 1999

                          Common Shares                               Accumulated
                                  Amount                                 Other
                                  (.001      Paid-In    Accumulated  Comprehensive    Total
                      Number    par value)   Capital     (Deficit)   Income (Loss)    Equity
                     ---------  ----------  ----------  -----------  -------------   -----------
Opening Balance,
 Sanga e-Health
 December 1, 1998            -   $     -     $        -  $        -     $     -       $        -

Recapitalization of
 e-MedSoft           7,801,150     7,801          2,476           -           -           10,277

Common stock
 issued for
 acquisition
 of SEH assets      43,970,320    43,970        (43,970)          -           -                -

Shares issued
 for services           45,000        45        155,113           -           -          155,158

Issue of warrants
 for services                -         -        225,000           -           -          225,000

Common stock
 contributed by
 Sanga e-Health
 for acquisition
 of e-Net                    -         -      5,400,000           -           -        5,400,000

Common stock
 contributed by
 Sanga e-Health
 for loan induce-
 ment                        -         -      1,212,693           -           -        1,212,693

Comprehensive income
 (loss):

  Operating losses of
   Sanga e-Health
   through acquisi-
   tion, January 7,
   1999                      -         -              -     (33,533)          -          (33,533)

  Operating losses of
  e-MedSoft for the
  period January 8,
  1999 to March 31, 1999     -         -              -    (871,084)          -         (871,084)

  Translation
  adjustment                 -         -              -           -      14,339           14,339
                                                                                      ----------
Comprehensive Income
(Loss)                       -         -              -           -           -         (890,278)
                    ----------   -------     ----------   ---------     -------       ----------
Balance,
  March 31, 1999    51,816,470   $51,816     $6,951,312   $(904,617)    $14,339       $6,112,850
                    ==========   =======     ==========   =========     =======       ==========

The accompanying notes are an integral part of this consolidated financial statement.

                                 e-MedSoft.com
                      Consolidated Statement of Cash Flow
                    For The Four Months Ended March 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (904,617)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                          17,493
    Amortization of goodwill                              28,810
    Amortization of deferred financing costs             361,754
    Issuance of shares and warrants for services
     provided                                            380,158
    (Increase)decrease in current assets:
      Accounts receivable                             (1,304,693)
      Inventory                                            6,713
      Prepayments and other                               78,665
      Related party receivables                         (185,567)
    Increase in current liabilities:
      Accounts payable and accrued liabilities         1,043,300
      Income taxes payable                                93,356
                                                      ----------
     Cash Used In Operating Activities                  (384,628)
                                                      ----------
CASH FLOWS FROM INVESTING ACTIVITIES--
  Net cash paid for acquisition of e-Net              (2,254,658)
                                                      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bridge financing for acquisition
   of e-Net                                           $1,500,000
  Proceeds from other long-term liabilities            1,500,000
  Payments on other long-term liabilities               (306,419)
  Net decrease in capital leases                          (2,583)
                                                      ----------
     Cash Provided by Financing Activities             2,690,998
                                                      ----------
INCREASE IN CASH                                          51,712
CASH AT THE BEGINNING OF THE PERIOD                         -
                                                      ----------
CASH AT THE END OF THE PERIOD                         $   51,712
                                                      ==========
SUPPLEMENTAL CASH FLOW DATA
  Cash paid during the year for:
    Interest                                          $    3,150
    Income taxes                                            -

NON-CASH TRANSACTIONS
  Transfer of restricted stock for acquisition
   of e-Net                                            5,400,000
  Transfer of restricted stock for inducement
   to lend                                             1,212,693
                                                      ----------
                                                      $6,612,693
                                                      ==========

The accompanying notes are an integral part of this consolidated financial statement.

                                 e-MedSoft.com
                 Notes to Consolidated Financial Statements
         As of March 31, 1999 and For The Four Months Then Ended

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation and Risk

e-MedSoft.com ("e-MedSoft" or the "Company") was initially organized in Nevada on August 25, 1986, under the name of High Hopes, Inc., in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On January 7, 1999, e-MedSoft.com acquired the assets of Sanga e-Health, LLC for 41,417,176 restricted shares of the Company's common stock which represented 80% of the then outstanding shares. This transaction was accounted for as a reverse acquisition. Therefore, the statements included herein combine the operations of Sanga e-Health from its inception, December 1, 1998, through the acquisition date and its assets at the acquisition date at carry over basis. In addition, the statements include the operations of e-MedSoft after the acquisition through March 31, 1999.

On March 19, 1999 the Company acquired all of the outstanding shares of e-Net Technology LTD ("e-Net", formerly Palm Technology LTD). This acquisition has been accounted for under the purchase method. On May 28, 1999, e-MedSoft.com changed its year-end from May 31 to March 31. Accordingly, the results of operations presented herein for the four month period ended March 31, 1999 reflect approximately 13 days of e-Net's operations.

e-MedSoft.com acquired and has continued to develop an Internet-based information and transaction platform application and software designed to facilitate and streamline interactions among physicians, payers, suppliers and patients. However, the Company's revenue and income potential from its Internet solutions business is unproven. For the period ended March 31, 1999, the Company generated all its revenue from e-Net's computer hardware and software sales. In addition to being subject to all the risks of an early stage enterprise, the Company is subject to numerous other risks, including rapidly changing and evolving standards, an unproven business model, lack of capital and other risks.

    Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, e-Net. All significant intercompany transactions and accounts have been eliminated.

    Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    Accounts Receivable

Accounts receivable consists primarily of trade receivables from the sale of hardware and software to the Company's customers. The Company continually reviews its trade receivables for collectibility and provides reserves as needed. Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base.

    Inventory

Inventory, which consists of purchased computer and software products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for the Company's foreign inventory. The Company did not have any domestic inventory at March 31, 1999.

    Other Receivables

Other receivables primarily consist of amounts due to e-Net from a major supplier for reimbursement of certain promotional and marketing costs.

    Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

    Property and Equipment

Property and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to six years.

Leasehold improvements and equipment acquired under capital leases are amortized over the shorter of the remaining lease term or the estimated useful life of the related asset.

    Goodwill

Goodwill related to the acquisition of e-Net is amortized over a ten year life. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related facility's undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

    Software Development Costs

The Company is internally developing software that it plans to market to providers, payers, suppliers and consumers. All costs incurred related to the development of the software have been expensed. Once the Company concludes that technological feasibility is obtained, all subsequent development costs will be capitalized and reported at the lower of unamortized cost or net realizable value. Software development costs are included in operating expenses in the accompanying consolidated statement of operations.

    Recognition of Revenues

The Company's products and services are provided based upon purchase orders and contractual agreements. Revenues from the sale of hardware and software are recorded upon delivery and installation of the equipment at the customer site. Revenues from services are recorded upon performance. To date, the Company has derived no revenues from the sale of its web-based services.

    Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," which uses the liability method to calculate defined income taxes.

    Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the current exchange rates, and the effects of these translation adjustments are reported as a separate component of stockholders' equity. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates that prevailed over the applicable period.

    Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

A summary of the shares used to compute net loss per share is as follows:

                                                   Four Months Ended
                                                    March 31, 1999
                                                   -----------------
     Weighted average common shares
      used to compute basic net loss
      per share..............................          38,061,371
     Effect of dilutive securities...........                --
                                                       ----------
     Weighted average common shares
      used to compute diluted net
      loss per share.........................          38,061,371
                                                       ==========

For the four months ended March 31, 1999, options and warrants to purchase 1,222,429 shares of common stock were excluded from the computation of diluted loss per share as such options and warrants were anti-dilutive.

    Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 for its year ending March 31, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the Company's financial condition or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 had no material effect on the Company's financial position or results of operations.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS No. 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement with the same prominence as other consolidated financial statements. The Company displays the components of other comprehensive income in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss).

2.  BUSINESS COMBINATIONS

    Acquisition of Health Care Management System

On January 7, 1999, the Company acquired from Sanga e-Health, LLC ("SEH"), the rights to a JAVA-based, on-line healthcare management system in exchange for 41,417,176 restricted shares (post-split) of the Company's common stock. In addition, in exchange for finder's fees and services, the Company issued 2,553,144 restricted shares of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock exercisable at $.25 per share over five years. As a result of these transactions, SEH owned approximately 80% of the then outstanding shares and is considered the acquiring company. This transaction is considered a reverse acquisition that resulted in a capital reorganization. Accordingly, the Company's assets have been reflected at book value and the acquiring company's assets at acquisition date have been reflected at their carryover basis.
There has been no goodwill or intangible assets recognized for this acquisition in the financial statements. No significant costs were incurred in preparing the software for commercial use prior to December 1, 1998. In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999, which has been reflected for all data presented.

    Acquisition of e-Net Technology LTD

On March 19, 1999, the Company completed the acquisition of all of the issued and outstanding stock of e-Net Technology Ltd. ("e-Net")(formerly Palm Technology Holdings LTD), a U.K. based company, for approximately $7,600,000 consisting of $2,200,000 in cash and $5,400,000 in stock. e-Net is a diversified computer services company, providing training, technical support, computer software and computer hardware to a broad range of customers. This acquisition has been accounted for under the purchase method and therefore, the financial statements presented herein include the operations of e-Net from the acquisition date.

The Company purchased the shares of e-Net pursuant to a Share Acquisition Agreement, which was originally entered into on July 22, 1998 between the shareholders and Sanga International ("Sanga"). (Sanga was during the period a member of e-MedSoft's principal shareholder, Sanga e-Health LLC., and it ceased being a member on July 30, 1999.) At the close, the Company paid $2,200,000 in cash. Of this amount $1,500,000 was borrowed and the balance was paid out of working capital (see Note 5). In addition, SEH contributed and transferred 3 million of its restricted shares to Sanga International for consideration of Sanga's assignment of all rights and obligations under its agreement. These shares have been valued by an independent appraiser at $5,400,000. The following table details the allocation of the e-Net purchase price:

Purchase price                                            $7,590,102
   Acquisition costs                                          65,336
                                                          ----------
   Adjusted purchase price                                 7,655,438

Less:  e-Net's historical net book value                    (428,002)
                                                          ----------
Goodwill                                                  $8,083,440
                                                          ==========

The Company considered other potential intangible assets for which it may be appropriate to assign value such as franchise agreements, leases and customer lists. The goodwill is preliminary and subject to adjustment and the 10-year amortization represents management's best estimate of the future benefit of this acquisition.

The 10-year amortization represents management's best estimate of the future benefit of this acquisition.

The following pro forma information, for the four months ended March 31, 1999, gives effect to the acquisition of e-Net as if such transaction had occurred at the beginning of the Company's operations on December 1, 1998 (unaudited):

Net sales                                                   $8,596,644
Cost of sales                                                6,523,159
Gross margin                                                 2,073,485
Operating expenses                                           2,410,393
Amortization of goodwill                                       269,629

Net loss                                                    $ (851,148)
Net loss per share                                               $(.02)

The pro forma information does not include amortization of financing costs of $361,754 incurred in connection with the transaction since these costs are considered to be one time only costs.

3.  SOFTWARE LICENSE/ASSIGNMENT OF RIGHTS UNDER FINANCING AGREEMENTS

On January 23, 1999, the Company approved and ratified the termination of the Software License Agreement which was entered into on December 2, 1998 between SEH and Sanga for the sub-licensing of the healthcare management system's software ("Software") to end-users thereof. The effect of this termination was the assignment and transfer from Sanga to the Company of all right, title and interest under or with respect to all of Sanga's contractual rights and privileges arising from their agreements with various healthcare providers for the sub-leasing of the Software. In connection therewith, previous funding received by Sanga from such healthcare agreements was transferred to the

Company. The funding received by Sanga was based on an agreement between a finance company and a member of SEH, to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandums of Understanding. The Company has reflected these funds as other long-term liabilities.

4.  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1999 consisted of the following:

Computer equipment                                        $  552,238
Office equipment, furniture and fixtures                     236,195
Automobiles                                                  537,923
                                                          ----------
                                                           1,326,356
Less accumulated depreciation                                (17,493)
                                                          ----------
Property and equipment, net                               $1,308,863
                                                          ==========

Property and equipment included assets acquired under capital lease obligations with a cost of approximately $915,496.

5.  DEBT AND CAPITAL LEASES

During the year the Company borrowed $750,000 from Trammel Investors, LLC ("Trammel") and $750,000 from Donald H. Ayers for the acquisition of e-Net. These loans were evidenced by secured promissory notes totaling $1,750,000 ("bridge financing"). Trammel's note was $250,000 more than the amount of its loan as payment of a finders fee and certain other costs. The Company also agreed to pay an origination fee to each lender in the amount of fifteen percent of the amount of the promissory notes with such fees to be payable in fifteen equal monthly payments commencing April 19, 1999. In connection with this financing the Company issued to each lender five year warrants to purchase 250,000 shares of the Company's common stock at $3.85 (average closing bid of the Company's stock during the five trading days before March 19, 1999). In addition, Sanga e-Health LLC, the Company's majority shareholder, guaranteed the loans and transferred to each lender one million restricted shares of the Company's common stock as an inducement to make the loans. The Company also entered into a registration rights agreement that provides certain registration rights to the lenders with respect to the two million shares and the shares underlying the warrants. The Company has obtained an independent valuation of these shares. The warrants have been valued by the Black Scholes option-pricing model. In line with these valuations the $1,500,000 received from the lenders has been allocated between debt and paid in capital. This allocation is based on the total estimated value of notes, shares and warrants received by the lenders. As a result, $1,212,693 has been allocated to paid in capital for the shares transferred and warrants issued and $287,307 has been allocated to bridge financing debt. The difference between the amount allocated to debt and the actual notes and fees payable resulting from this transaction is $1,725,193. This amount has been reflected as deferred financing costs that accrete to the bridge financing debt of $1,750,000 and finance costs payable of $262,500. In addition debt was assumed in the acquisition of e-Net.

During the four months ended March 31, 1999, the Company received $1,500,000 from one of the Company's strategic partners. These advances were provided in accordance with its agreement to provide an initial funding for accounts receivable to be derived from signed Master Agreements and Memorandum of Understanding. The Company has repaid approximately $306,000 of this liability at March 31, 1999. Repayment of the remaining balance will be based on the collection of revenue from those certain contracts that secure this liability. The Company anticipates repayment of such obligation to occur in the year ended March 31, 2001.

Debt at March 31, 1999 is as follows:

     Bridge financing secured by the Company's
      assets, 12% interest, due May 19, 1999 and related
      origination fees                                      $2,012,500
     Line of credit, interest at 2.5% above bank base rate
      (5.5% at March 31, 1999 and average rate), with
      a minimum interest of 6%, expiring July 31, 1999         967,425
     Capital leases, interest at various rates ranging
      from 9.75% to 11%, expiring from 2000 through 2003       581,684
     Other long-term liability                               1,193,581
                                                            ----------
     Total debt                                             $4,755,190

     Less current portion                                   $1,783,323
                                                            ----------

     Long-term portion                                      $2,971,867
                                                            ==========

Subsequent to year-end, the Company renegotiated the terms of the bridge financing. As a result, the $750,000 note payable to Don Ayers was exchanged for 150,000 warrants to acquire 150,000 shares of the Company's common stock at $.01. This transaction will be reflected as a reduction of debt and an increase to paid in capital. The payout terms on the remaining note to Trammel for $1,000,000 were extended 24 months to May 19, 2001. The Company agreed to make a $300,000 principal payment to Trammel to obtain this extension. The remaining unpaid origination fees of $210,000, in connection with the original transaction were waived by the debt holders.

The five year debt maturity schedule, adjusted for the above subsequent events, is as follows:

     Year ending March 31:

                 2000        $1,783,323
                 2001        $1,725,870
                 2002        $  285,997
                             ----------
                             $3,795,190
                             ==========

Also, subsequent to year-end, the Company entered into a financing arrangement with its strategic partner to fund the Company's operations in an amount not to exceed $5,500,000. The obligation, which is secured by the Company's assets, bears interest at prime plus 1% and is due one year from the draw date or on the date the Company successfully obtains refinancing for the amounts loaned under the financing arrangement, whichever is the earlier date. The Company borrowed $2,500,000 through September 10, 1999.

6.  OPERATING LEASE COMMITMENTS

At March 31, 1999, the Company had operating lease obligations for office space, primarily branch offices, in England expiring at various dates through 2005. The minimum aggregate annual rentals were $250,000, of which $11,500 is reflected in the Company's statement of operations since the e-Net acquisition date.

Subsequent to year-end, the Company entered into a lease agreement for office space in California which expires in 2004. Also, the Company is negotiating an agreement for additional lease space it currently occupies under an interim agreement for $19,000 per month. The minimum annual rental for the California office space is approximately $86,000.

Future minimum lease payments on noncancelable operating leases, adjusted for the above subsequent events, is as follows:

     Year ending March 31:

                  2000          $  306,116
                  2001             265,356
                  2002             236,134
                  2003             206,912
                  2004             206,912
                  Thereafter       136,347
                                ----------
                                $1,357,777
                                ==========

7.  DEFERRED FINANCING

Deferred financing costs resulting from the acquisition bridge financing (see
Note 5) will be amortized over the life of the bridge financing. During the year ended March 31, 1999, $361,754 was reflected in financing costs.

8.  RELATED PARTY TRANSACTIONS

The Company has transactions with related parties, primarily as a result of the realignment of its operations in connection with the acquisition and development of the healthcare management system. At March 31, 1999, the Company had related party receivables of $193,263.

In December, 1998, a finance company, transferred $750,000 to Sanga in accordance with an agreement to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandum of Understanding. On January 23,1999, Sanga assigned and transferred to the Company all rights, title and interest under or with respect to all of Sanga's contractual rights and privileges arising from their agreements with various healthcare providers for the sub-leasing of the Software. Additionally, the rights held by Sanga International, Inc. in and to its funding agreement with the finance company was assigned to the Company. In connection with these activities, the previous funding received by Sanga from such healthcare agreements was legally transferred to the Company and has been reflected as other long-term liabilities. Subsequent to and arising out of this assignment, Sanga International, Inc. transferred $604,970 of that funding to e-MedSoft.com. The remaining balance of $145,030 is reflected as a related party receivable from Sanga International, Inc. to the Company at March 31, 1999.

The Company's President, Chief Executive Officer and Chairman of the Board also served as President and Chief Executive Officer of Sanga International through July 30, 1999 and is a Co-Manager of Sanga e-Health, the majority shareholder of e-MedSoft.

During the period, HealthMed, a member to Sanga e-Health, LLC, has paid certain expenses on behalf of the Company and Sanga e-Health. In addition, the Company has reimbursed HealthMed for certain of these expenses and has paid certain expenses on behalf of Sanga e-Health. As of March 31, 1999 the Company had a total receivable due from HealthMed and Sanga e-Health of approximately $15,800.

In addition, prior to the Company's acquisition of e-Net, e-Net paid certain expenses on the behalf of Sanga's U.K. operations. As of March 31, 1999, the Company had a receivable of $32,433 in this regard.

9. STOCKHOLDERS' EQUITY

On January 7, 1999, the Company issued 43,970,320 restricted shares (post-split) of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock for the acquisition of a healthcare management system. This transaction resulted in a reverse acquisition with SEH as the acquiring company (see Note 2). In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999 increasing the shares outstanding by 6,240,920. The 5 for 1 forward stock split is reflected in the Company's closing financial statements presented herein.

In March 1999, the Company issued 45,000 shares of restricted stock as payment for consulting services. The fair market value of these restricted common shares has been expensed as general and administrative expense.

Subsequent to year-end, the Company amended its Articles of Incorporation to provide that the Company has the authority to issue 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. The preferred stock has all rights and privileges as determined by the Company's Board of Directors.

10.  WARRANTS AND STOCK OPTIONS

Warrants

In January 1999, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 to a consultant in exchange for professional services. The Company recorded an expense of $225,000 which represents the Company's estimate of the fair market value of services rendered. Had the Company valued the warrants using the Black Scholes option-pricing model, the value of the warrants would have been comparable.

At March 31, 1999, the Company had issued 1,585,429 warrants to purchase 1,585,429 restricted shares of the Company's common stock. The purchase price of the warrants ranged from $.25 to $3.85 over a five year period with an aggregate purchase price of $2,196,357. Of these warrants, 1,035,429 were issued in connection with the acquisition of the Internet based health care management software and 500,000 were issued in connection with the funding of the e-Net acquisition.

In May 1999, the Company entered into a one year exclusive agreement with an investment banking firm to provide numerous services to the Company including, but not limited to, assistance to the Company on corporate developments and financing strategies, identifying prospective investors and acquisition targets, performing due diligence and valuation analyses of such targets. In connection with this agreement, the Company issued three separate warrants of 1,725,715 each to purchase an aggregate of 5,177,145 shares of the Company's common stock. The warrants were immediately exercisable at prices of $3.50, $5.00 and $7.00 per share. The warrants issued by the Company in favor of the investment banking firm are cancelable by the Company in certain events arising out of circumstances where the investment banking firm fails to abide by the terms of its investment banking agreements with the company.

In June 1999, the Company issued warrants to purchase 150,000 shares of common stock at $.01 each in satisfaction of a $750,000 note payable (see Note 5).

Stock Options

In February 1999, the Company's Board of Directors approved the establishment of the 1999 Stock Compensation Plan (the "1999 Plan"). The 1999 plan has not yet been submitted to the Company's stockholders for their approval. The total number of shares of common stock subject to options under the 1999 Plan is 5,000,000 plus an annual increase on the first day of the fiscal year beginning April 1, 1999, the lesser of 1,000,000 common shares or 4% of the outstanding common shares on such date, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.

The 1999 Plan also provides that the Board may issue restricted stock pursuant to restricted stock right agreements which will contain such terms and conditions as the Board determines.

The Company has granted stock options to officers and employees subject to the approval of the 1999 Plan by the Company's stockholders. The options expire in 10 years on March 4, 2009, and vest over a three year period. The Company has elected to follow APB No. 25 in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for option plans. Had the determination of compensation costs been based on the fair market value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, the Company's net loss would have been $(910,560) and basic and diluted loss per share would have been $(0.02) for the four months ended March

31, 1999. At March 31, 1999, the Company's officers and employees held 137,000 of the Company's outstanding stock options of which none were exercisable. Information relating to stock options during 1999 is as follows:

                                                 Option Price
                                     Number of     Per Share
                                      Shares       Average
                                     ---------   ------------

     Shares under option at
      December 1, 1998                   -             -
     Granted                          209,000       $ 2.56
     Exercised                           -             -
     Forfeited                        (72,000)      $ 2.56
                                      -------       ------
     Shares under option at
      March 31, 1999                  137,000       $ 2.56
                                      =======       ======

The fair value of each option grant is estimated on the date of grant by using the Black Scholes option-pricing model. The following weighted average assumptions were used:

          Expected dividend yield .........    0%
          Expected volatility .............    110%
          Risk-free interest rates ........    5.55%
          Expected option lives (years)....    3
          Weighted average fair value
           of options granted during
           the period .....................    $1.76

Subsequent to year-end, the Company entered into an employment agreement with its Chairman and Chief Executive Officer for an initial term of three years beginning January 15, 1999. The agreement provides for a base salary, bonus and other benefits. The agreement also provides that the Chairman and Chief Executive Officer earns 5,000 shares of the Company's common stock for each month of employment and additional shares if the Company meets certain net sales targets.

On September 9, 1999, the Company committed to issue 195,000 common shares at $1.00 per share to certain members of management of e-Net in connection with short-term financing obtained from such executives.

The Company's subsidiary, e-Net, contributed approximately $1,500 to a defined contribution pension plan from the date of the acquisition through March 31, 1999.

11.  INCOME TAXES

The provision for income taxes consists of the following:

          Current:
            Domestic ......................    $      -
            Foreign .......................     138,228
          Deferred ........................         700
                                               --------
          Provision for income taxes ......    $138,928
                                               ========

Loss before income taxes is net of approximately $448,153 of income related to the Company's U.K. operations.

The components of the Company's net deferred tax asset are as follows:

     Net operating loss                          $ 709,462
     Depreciation                                   14,555
                                                 ---------
                                                   724,017
     Valuation reserve                            (709,462)
                                                 ---------
     Net deferred tax asset                      $  14,555
                                                 =========

A reconcilation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

     Federal income tax at statutory rate        $(307,570)
     State income tax, net of federal benefit      (52,958)
     Foreign taxes at rates less than domestic
      rates                                         13,444
     Change in valuation reserve                   485,462
     Permanent differences                             550
                                                 ---------
                                                 $ 138,928
                                                 =========

The net operating losses expire in 2012. Because of a change in ownership of the Company, future utilization of these loss carryovers has been limited, and consequently, the deferred tax asset has been fully reserved.

12.  SEGMENT INFORMATION

In June 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued effective for fiscal years beginning after December 15, 1997.

e-MedSoft.com derives its revenue from two operating segments: (1) transaction and information services, primarily healthcare, delivered over the Internet, private intranets or other networks and consulting contracts related to these services and (2) the sale and installation of hardware and software products. During the current fiscal period, the Company derived all of its revenues from its operations in the United Kingdom, primarily from computer hardware and software sales.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

The Company's revenues from external customers and the long-lived assets at March 31, 1999, classified by geographic area, were as follows (in thousands):

                                         United     United
                                         States     Kingdom     Total
                                         ------     -------     -----

     Revenues ........................   $  -       $2,650      $ 2,650
     Long-lived assets ...............    9,654      7,794       17,448

The Company's U.K. subsidiary, e-Net, has three customers who sales represent a significant portion of e-Net's net sales for the 13 days in the period ended March 31, 1999. Sales to these customers were 24%, 15% and 11% of net sales for the thirteen days in the period ended March 31, 1999. e-Net also had two significant suppliers that amounted to 71% and 14% of purchases for the 13 days ended March 31, 1999.

13.  SUBSEQUENT EVENTS

On September 1, 1999, the Company acquired from University Affiliates IPA ("UA," an affiliate of University of Southern California School of Medicine) a managed care computer software technology for approximately $6,500,000, including a cash payment of $2,000,000 and the issuance of 1,721,973 shares of the Company's common stock with an approximate value of $4,500,000. In addition, the Company entered into a ten-year contract with UA for exclusive access to UA's network of more than 2,500 physicians. The agreement includes revenue sharing of UA's network and exclusive use of the technology in connection with UA's expansion of its physician network. In addition, the Company has agreed to finance certain costs to further develop the software.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of e-MedSoft.com:

     We have audited the accompanying statements of operations, stockholders' equity and cash flows for the period June 1, 1998 to January 7, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements of e-MedSoft.com referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period June 1, 1998 to January 7, 1999 in conformity with generally accepted accounting principles.


                                  /s/ Arthur Andersen LLP

                                  ARTHUR ANDERSEN LLP

Los Angeles, California
September 10, 1999
                                e-MedSoft.com
                           Statement of Operations
                For The Period June 1, 1998 to January 7, 1999


NET SALES                                         $         -

COST OF SALES                                               -
                                                  -----------

GROSS PROFIT                                                -

OPERATING EXPENSES
  Sales and marketing expense                             812
  General and administrative                            4,607
                                                  -----------
     Total Operating Expenses                           5,419

OPERATING LOSS                                         (5,419)

OTHER INCOME (EXPENSE)
  Interest expense                                       (937)
                                                  -----------

LOSS BEFORE INCOME TAXES                               (6,356)

TAX PROVISION                                               -
                                                  -----------
NET LOSS                                          $    (6,356)
                                                  ===========
BASIC AND DILUTED LOSS PER SHARE                  $     (0.00)
                                                  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 7,052,059
                                                  ===========
























The accompanying notes are an integral part of this financial statement.

                                 e-MedSoft.com
                       Statement of Shareholders' Equity
                 For the period June 1, 1998 to January 7, 1999


                          Common Shares
                                   Amount
                                   (.001      Paid-In     Accumulated      Total
                      Number     par value)   Capital      (Deficit)       Equity
                     ---------   ----------  ----------   -----------   -----------
Balance,
 May 31, 1998        7,001,150    $7,001      $529,146    $(561,110)    $ (24,963)

Common stock
 issued for
 retirement of
 debt                  800,000       800        40,796            -         41,596

Net loss                     -         -             -       (6,356)       (6,356)
                     ---------    ------      --------    ---------     ---------
Balance,
 January 7, 1999     7,801,150    $7,801      $569,942    $(567,466)    $  10,277
                     =========    ======      ========    =========     =========

































The accompanying notes are an integral part of this financial statement.

                                 e-MedSoft.com
                             Statement of Cash Flows
                For The Period June 1, 1998 to January 7, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $    (6,356)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     (Increase) in prepayments and other
       receivables                                   (5,420)
     Increase in accounts payable and
       accrued liabilities                            7,350
                                                 ----------
     Cash Used in Operating Activities               (4,426)
                                                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES--
  Proceeds from notes payable                         4,000
                                                 ----------

DECREASE IN CASH                                       (426)

CASH AT THE BEGINNING OF THE PERIOD                     617
                                                 ----------

CASH AT THE END OF THE PERIOD                    $      191
                                                 ==========

SUPPLEMENTAL CASH FLOW DATA
  Cash paid during the year for:
    Interest                                     $        -
    Income taxes                                          -

NON-CASH TRANSACTIONS
  Issuance of restricted stock for payment
   of debt                                       $   41,596





















The accompanying notes are an integral part of this financial statement.

                                 e-MedSoft.com
                  Notes to Closing Financial Statements For the
                   Period from June 1, 1998 to January 7, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

e-MedSoft.com ("e-MedSoft" or the "Company") was initially organized in Nevada on August 25, 1986, under the name of High Hopes, Inc., in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On January 7, 1999, e-MedSoft.com acquired the assets of Sanga e-Health, LLC for 41,417,176 restricted shares of the Company's common stock which represented 80% of the then outstanding shares. This transaction was accounted for as a reverse acquisition. Therefore, the closing financial statements included herein present the operations of the Company from June 1, 1998 to January 7, 1999. The Company had minimal activity for this period.

     Per Share Information

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

A summary of the shares used to compute earnings per share is as follows:


                                                     Period from
                                                   June 1, 1998 to
                                                   January 7, 1999
                                                   ---------------
     Weighted average common shares
      used to compute basic net loss
      per share..............................          7,052,059
     Effect of dilutive securities...........                --
                                                       ---------
     Weighted average common shares
      used to compute dilutive net
      loss per share.........................          7,052,059
                                                       =========

     Income Taxes

As of January 7, 1999, e-MedSoft had net operating losses available for carry-over to future years of approximately $560,000, expiring in 2012. Because of changes in ownership of the Company, future utilization of these loss carryovers has been limited, consequently the deferred tax asset of approximately $224,000 has been fully reserved.

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

2.  SHAREHOLDERS' EQUITY

In December 1998, in conjunction with the anticipated acquisition of SEH's Internet based health care management system, the Company's Board of Directors approved a 5 for 1 forward stock split for shareholders of record on January 4, 1999. All prior share information has been restated to reflect the stock split.

On December 24, 1998, e-MedSoft.com issued 800,000 shares (post-split) of the Company's stock, for the retirement of debt and other liabilities, which, in aggregate, amounted to $41,596.

3.  REVERSE ACQUISITION OF E-MEDSOFT.COM

On January 7, 1999, the Company acquired the assets of Sanga e-Health, LLC ("SEH") for 41,417,176 restricted shares of the Company's common stock. In addition, as consideration for finder's fees and services, the Company issued 2,553,144 restricted shares of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock. As a result of this transaction, SEH owned approximately 80% of the then outstanding shares. This transaction was accounted for as a reverse acquisition that resulted in a capital reorganization.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 1999             e-MedSoft.com



                                     By:/s/ John F. Andrews
                                        John F. Andrews, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                 DATE



/s/ John F. Andrews             Chairman, President and    September 14, 1999
John F. Andrews                 Chief Executive Officer



/s/ Margaret A. Harris          Chief Financial Officer    September 14, 1999
Margaret A. Harris



__________________________      Director
Sam J. W. Romeo



/s/ Mitchell J. Stein           Director                   September 14, 1999
Mitchell J. Stein