Form 10QSB
period 1999-06-30
E-MEDSOFT COM
filed 1999-10-01
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended June 30, 1999


                       Commission File Number: 0-26567


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


         1300 Marsh Landing Parkway, Suite 106, Jacksonville, Florida 32250
         -------------------------------------------------------------
          (Address of principal executive offices including zip code)


                              (904) 543-1001
                        --------------------------
                        (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of September 1, 1999, 55,038,443 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                            Page No.

PART I.  FINANCIAL STATEMENTS ..............................   3

     Consolidated Balance Sheets dated June 30, 1999
    (unaudited) and March 31, 1999 .........................   3

     Consolidated Statement of Operations (unaudited)
     for the Three Months ended June 30, 1999 ..............   4

     Consolidated Statement of Cash Flows (unaudited)
     for the Three Months ended June 30, 1999 ..............   5

     Notes to the Consolidated Financial Statements -
     June 30, 1999(unaudited) ..............................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....   10

PART II.  OTHER INFORMATION ................................   15

     ITEM 1.  LEGAL PROCEEDINGS ............................   15

     ITEM 2.  CHANGES IN SECURITIES ........................   15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............   15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS .............................   15

     ITEM 5.  OTHER INFORMATION ............................   15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............   15

SIGNATURES .................................................   16
                                 e-MedSoft.com
                           Consolidated Balance Sheets
                                  (Unaudited)

                                                June 30,       March 31,
                                                 1999             1999
                                              (unaudited)
ASSETS

Current Assets:
  Cash                                        $    57,654      $    51,712
  Restricted cash                                 135,201          138,435
  Accounts receivable, net                      1,976,606        4,181,285
  Other receivables                               381,376        1,062,133
  Inventory                                     3,755,713          713,002
  Related party receivables, net                  228,198          193,263
  Prepayments and other                           433,192          381,591
  Deferred taxes                                   14,210           14,555
  Prepaid taxes                                   154,401                -
                                              -----------      -----------
                                                7,136,551        6,735,976

Long-Term Assets:
  Property and Equipment, net                   1,614,537        1,308,863
  Goodwill, net of amortization                 7,884,070        8,054,630
  Deferred financing, net of amortization               -        1,363,439
                                              -----------      -----------
                                                9,498,607       10,726,932
                                              -----------      -----------
     TOTAL ASSETS                             $16,635,158      $17,462,908
                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit                              $   783,416      $   967,425
  Accounts payable                              7,540,220        6,017,183
  Accrued liabilities                             376,108          412,405
  Income taxes payable                                  -          165,280
  Current maturities of bridge financing          838,932          650,623
  Current maturities of capitalized leases        239,758          165,275
                                              -----------      -----------
                                                9,778,434        8,378,191
Long-Term Liabilities:
  Capital leases                                  640,789          416,409
  Bridge financing                                800,000        1,361,877
  Other long-term liabilities                   1,193,581        1,193,581
                                              -----------      -----------
                                                2,634,370        2,971,867
Shareholders' Equity:
  Common shares                                    51,841           51,816
  Paid in capital                               7,586,404        6,951,312
  Accumulated deficit                          (3,433,033)        (904,617)
  Accumulated other comprehensive income           17,142           14,339
                                              -----------      -----------
                                                4,222,354        6,112,850
                                              -----------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                  $16,635,158      $17,462,908
                                              ===========      ===========
                                 e-MedSoft.com
                     Consolidated Statement of Operations
                       Three Months Ended June 30, 1999
                                  (Unaudited)



NET SALES                                         $ 4,443,251

COST OF SALES                                       3,629,499
                                                  -----------

GROSS PROFIT                                          813,752

OPERATING EXPENSES:
  Research and development                            247,959
  Sales and marketing expense                         611,775
  General and administrative                        1,405,978
  Depreciation and amortization                       344,519
                                                  -----------
     Total Operating Expenses                       2,610,231
                                                  -----------

OPERATING LOSS                                     (1,796,479)

OTHER INCOME (EXPENSE):
  Interest expense                                 (1,335,277)
  Other income                                          3,577
                                                  -----------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINGARY INCOME                            (3,128,179)

EXTRAORDINARY INCOME                                  357,152
                                                  -----------

LOSS BEFORE INCOME TAXES                           (2,771,027)

TAX BENEFIT                                           242,611
                                                  -----------

NET LOSS                                         $ (2,528,416)
                                                  ===========

BASIC AND DILUTED LOSS PER SHARE                 $       (.05)
                                                 ============

AVERAGE WEIGHTED SHARES OUTSTANDING                51,834,107
                                 e-MedSoft.com
                      Consolidated Statement of Cash Flows
                        Three Months Ended June 30, 1999
                                  (Unaudited)



CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                            $ (2,528,416)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Gain on exchange of debt for warrants                 (357,152)
    Issuance of share rights and options
      for services                                         129,380
    Depreciation                                           142,433
    Amortization of goodwill                               202,086
    Amortization of deferred financing                   1,243,439
   (Increase)decrease in current assets:
      Accounts receivable                                2,182,869
      Inventory                                         (3,042,711)
      Prepayments and other receivables                    597,455
    Increase (decrease)in current liabilities:
      Accounts payable and accrued liabilities           1,457,136
      Income taxes                                        (319,680)
                                                      ------------
     Cash Used in Operating Activities                    (293,161)
                                                      ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (462,432)
  Business acquisition                                     (31,526)
                                                      ------------
     Cash Used in Investing Activities                    (493,958)
                                                      ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from interim bridge financing               638,932
  Net increase in financing leases                         319,153
  Net decrease to credit facility                         (165,024)
                                                      ------------
      Cash Provided by Financing Activities                793,061
                                                      ------------

INCREASE IN CASH                                             5,942

CASH AT THE BEGINNING OF THE PERIOD                         51,712
                                                      ------------

CASH AT THE END OF THE PERIOD                         $     57,654
                                                      ============

NON-CASH TRANSACTIONS
Issuance of warrants for payment of debt              $    505,738
                                                      ============
                                 e-MedSoft.com
                   Notes to Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)


1) CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by e-MedSoft.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and e-MedSoft.com believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by e-MedSoft.com later in the year. These financial statements should be read in conjunction with the March 31, 1999 audited financial statements and the accompanying notes thereto, and the Forms 8-K filed by the Company on March 19, 1999 and September 1, 1999.

The management of e-MedSoft.com believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

2) BUSINESS COMBINATIONS

On March 19, 1999, the Company completed the acquisition of all issued and outstanding stock of e-Net Technology Ltd. ("e-Net", formerly Palm Technology Holdings Ltd), a UK based company. This acquisition has been accounted for under the purchase method and therefore, the financial statements presented herein include the operations of e-Net from the acquisition date. The following information presents pro forma information for the prior year's quarter ended June 30, 1998 of e-Net as if such transaction had occurred at the beginning of that period (unaudited):

Revenues                                             $4,806,595

Cost of Sales                                         3,907,924

Gross Margin                                            898,671

Operating Expenses                                    1,054,134

Amortization of Goodwill                                202,222

Interest Expense                                         97,312

Loss Before Income Taxes                             $ (454,997)


In May 1999, the Company's UK subsidiary acquired a small Internet financial services business. This transaction was accounted for under the purchase method. The goodwill realized in this acquisition was approximately $32,000 and is being amortized over a ten-year period.

3) RENEGOTIATION OF BRIDGE DEBT TERMS

On May 14, 1999, the Company renegotiated the terms of its bridge-financing loan with Trammel Investors. The loan that was originally to be repaid on May 19, 1999, was extended for a two-year period ending May 19, 2001. In order to obtain this extension, the Company agreed to make an initial principal payment of $300,000 by September 30, 1999. In addition, the lender waived the remaining origination fees payable of approximately $120,000. Accordingly, the Company has reclassified the long-term portion of the loan to long-term debt and has eliminated the origination fees against deferred financing costs.

4) EXCHANGE OF BRIDGE DEBT FOR EQUITY

On June 14, 1999, the Company entered into an agreement with Don Ayers to exchange his existing bridge loan for equity. In consideration for the termination of $750,000 bridge debt and related financing fees of approximately $90,000 plus interest payable to Don Ayers, the Company issued to the lender 150,000 warrants to purchase 150,000 shares of the Company's common stock for $.01 per share. The warrants have been valued at approximately $506,000. The Company has reflected a gain on the transaction of approximately $357,000, representing the difference between the fair market value of the warrants and the debt net of unamortized loan origination fees at the date of the transaction.

5) COMPANY FUNDING

During the three months ended June 30, 1999 the Company received approximately $650,000 from National Trust Properties, Inc. ("NTP") as interim funding of its operations. At June 30, 1999, the Company has included this funding in bridge debt. Subsequent to the quarter end, NTP funded another $483,000 and agreed to fund the Company's domestic operations until the Company completes its current financing effort or through October 31, 1999. On August 1, 1999,in consideration for approximately $848,000 of the funding by NTP, the Company agreed to issue 1,500,000 shares of its common stock to NTP. The balance of the funding will remain in bridge debt.

6) WARRANTS AND STOCK OPTIONS

In May 1999, the Company entered into a one year exclusive agreement with an investment banking firm to provide numerous services to the Company including, among other things, assistance to the Company on corporate developments and financing strategies, identifying prospective investors and acquisition targets, performing due diligence and valuation analyses of such targets and providing other services to enable the Company to maximize awareness and penetration of the Company in the investment and public communities. In connection with this agreement, in addition to specific fees to be paid for certain services, the Company provided three separate warrants of 1,725,715 each to purchase an aggregate of 5,177,145 shares of the Company's common stock. If exercised, the agreement called for the investment banking firm to pay prices ranging from $3.50 to $7.00 per share to exercise these warrants. The investment banking firm did not deliver the services contemplated to have been delivered in exchange for the Company's warrants. The Company has been advised by counsel, and has itself separately concluded, that it is appropriate to cancel and rescind the severable provision of warrants to the investment banking firm. Outside Company counsel has further advised that such rescission is the definitively proper step in view of the failure of consideration from the investment banking firm. Counsel has also advised the Company that there is a less than 5% probability that these warrants have to be issued. The balance of the investment banking agreement between the Company and the investment banking firm continues in full force and effect. The investment banking firm has maintained active performance with respect to its other contractual undertakings. Management believes the investment banking firm does not materially disagree with the Company's conclusions.
Thus the Company cancelled the warrants and did not record any related compensation expense.

On September 9, 1999, the Company committed to issue 195,000 common shares at $1.00 per share to certain members of management of e-Net in connection with short-term financing obtained from such executives.

7) BASIC AND FULLY DILUTED EARNINGS PER SHARE

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

A summary of the shares used to compute net loss per share is as follows:

                                                   Three Months Ended
                                                    June 30, 1999
                                                   -----------------
     Weighted average common shares
      used to compute basic net loss
      per share..............................          51,834,107
     Effect of dilutive securities...........                --
                                                       ----------
     Weighted average common shares
      used to compute diluted net
      loss per share.........................          51,834,107
                                                       ==========

For the three months ended June 30, 1999, options and warrants to purchase 7,049,574 shares of common stock were excluded from the computation of diluted loss per share as such options and warrants were anti-dilutive.

8) RELATED PARTY TRANSACTIONS

The Company has reflected on its books various transactions with related parties primarily as a result of the realignment of its operations in connection with the acquisition and development of the healthcare management system. As of June 30, 1999 the Company had related party receivables totaling $228,198.

9) SEGMENT INFORMATION

In June 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued effective for fiscal years beginning after December 15, 1997.

e-MedSoft.com derives its revenue from two operating segments: (1) transaction and information services, primarily healthcare, delivered over the Internet, private intranets or other networks and consulting contracts related to these services and (2) the sale and installation of hardware and software products. During the current period, the Company derived all of its revenues from its operations in the United Kingdom, primarily from computer hardware and software sales.

The accounting policies of the segments are the same and the Company evaluates performance based on operating earnings of the respective business segments.

The Company's revenues from external customers and the long-lived assets at June 30, 1999, classified by geographic area, were as follows (in thousands):

                                         United     United
                                         States     Kingdom     Total
                                         ------     -------     -----

     Revenues ........................   $  -       $4,443      $ 4,443
     Long-lived assets ...............    8,333      8,225       16,558


10)  SUBSEQUENT EVENT

Subsequent to quarter end, the Company entered into a financing arrangement with its strategic partner to fund the Company's operations in an amount not to exceed $5,500,000. The obligation, which is secured by the Company's assets, bears interest at prime plus 1% and is due one year from the draw date or on the date the Company successfully obtains refinancing for the amounts loaned under the financing arrangement, whichever is the earlier date. The Company borrowed $2,500,000 through September 10, 1999.

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

                                   ITEM 2
                              e-MedSoft.com

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL HISTORY

     e-MedSoft.com (the "Company") was initially organized in Nevada on August 25, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     On January 7, 1999, the Company acquired from Sanga e-Health, LLC ("SEH"), the rights to a JAVA-based, on-line health care management system in exchange for 41,417,176 restricted shares (post-split) of the Company's common stock. In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999. In addition, as consideration for finder's fees and services, the Company issued 2,553,144 restricted shares of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock exercisable at $.25 per share over five years.

     On March 19, 1999, the Company acquired all of the issued and outstanding stock of e-Net Technology Ltd. ("e-Net", formerly Palm Technology Holdings Ltd.), a UK based company. e-Net is a diversified computer services company, providing consulting services, training, technical support, computer software and computer hardware to a broad range of customers. This acquisition was accounted for under the purchase method.

     The results of operations presented herein reflect the net sales and expenses of e-Net and the costs of development and marketing the Company's Software product acquired on January 7, 1999 (see above). Prior to the acquisition of the on-line health care management system on January 7, 1999, and the acquisition of e-Net on March 19, 1999, the Company's operating expenses, interest income and expense were minimal. Therefore, the financial statements included herein only present the historical information for the three months ended June 30, 1999. The following analysis compares the operating results for the three months ended June 30, 1999 to pro forma information for the three months ended June 30, 1998, which gives effect to the acquisition of e-Net as if such transaction had occurred at the beginning of that period (in thousands)(unaudited):

                                   6/30/99           6/30/98
                                                    Pro forma

Net Sales                          $4,443             $4,807

Cost of Sales                       3,629              3,908

Gross Margin                          814                899

Operating Expenses                  2,610              1,256

Operating loss                     (1,796)              (357)

NET SALES

     Net sales for the three months ended June 30, 1999 were $4.4 million compared to pro forma revenues for the three months ended June 30, 1998 of $4.8 million. Orders in process (backlog) and not included in net sales at June 30, 1999 and 1998 were approximately $4.8 million and $2.2 million, respectively. The increased backlog in fulfilling orders for the quarter ended June 30, 1999 was a direct result of delayed product delivery from the Company's major supplier, Sun Microsystems. The decrease in reported net sales was approximately $400,000. Approximately $270,000 of this decrease was due to lower foreign exchange rates and the remaining decrease was due to slightly lower sales of software and consultancy services that tend to fluctuate on a quarterly basis.

COST OF SALES

     Cost of sales for the three months ended June 30, 1999 were $3.6 million compared to pro forma cost of sales of $3.9 million for the comparable prior year period. The decrease in cost of sales was mainly due to lower exchange rates and to lower sales of software and consultancy services. Cost of sales as a percent of revenues increased slightly from 81.3% for the pro forma quarter ended June 30, 1998 to 81.7% in the quarter ended June 30, 1999. This slight increase also reflects the decrease in software revenues that generally reflect a higher gross margin.

OPERATING COSTS

          RESEARCH AND DEVELOPMENT

     Research and development costs mainly consist of salaries and equipment costs of the internal development of new software products in the UK. During the quarter ended June 30, 1999 e-Net incurred approximately $248,000 in development costs.

          SALES AND MARKETING

     Sales and marketing costs of approximately $612,000 mainly consist of costs for salaries, travel, advertising, marketing literature and seminars. These costs reflect the Company's business plan to increase markets and customers throughout the United States and United Kingdom. The main increase from the June 1998 pro forma amount was due to salaries in the United Kingdom, which reflected the planned software start-up company as well as geographical expansion of personnel and offices.

          GENERAL AND ADMINISTRATIVE

     General and administrative costs of approximately $1,406,000 mainly consist of salaries, facility costs and professional fees. During the quarter ended June 30, 1999, the Company incurred higher salary expense, travel costs and professional fees for the reorganization of e-Medsoft and for e-Net to align its operations in accordance with its business plans. These costs, which include legal fees, accountancy fees and other consulting fees, also represent the efforts of the Company to broaden its market visibility and obtain funding for its operations and planned expansion.

          DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of approximately $344,000 include depreciation of equipment of approximately $142,000 and the amortization of goodwill of $202,000. The Company is amortizing goodwill over a ten-year period.

FINANCE COSTS

     Finance costs of approximately $1,335,000 include approximately $1,243,000 of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. As of June 30, 1999 all deferred financing costs have been amortized. In addition, finance costs include interest expense on the Company's bridge debt and e-Net's credit facility.

EXTRAORDINARY GAIN

     The extraordinary gain of approximately $357,000 is due to the recognition of the gain associated with the exchange of bridge debt and its related origination fees and interest payable for the issuance of warrants.

INCOME TAXES

     Income tax benefit of approximately $243,000 reflects an estimated tax benefit for the U.K. operations that the Company projects will be used by the end of the year. The Company estimated the effective U.K. tax rate at 33%.

LIQUIDITY

     The operating costs of the Company have been funded by its operations, credit facility, and through loans from private investors. As of June 30, 1999, the Company had negative working capital of approximately $2.6 million, including cash of $58,000 and restricted cash of $135,000. The negative working capital includes approximately $1.6 million for the Company's credit facility and bridge financing. It is anticipated that the credit facility will continue to renew and not be payable within a year.

     During the quarter ended June 30, 1999, the Company renegotiated the financing terms on the debt obtained in connection with the e-Net acquisition. As a result, $750,000 of the debt was exchanged for warrants to acquire 150,000 shares of the Company's common stock at $.01, and the remaining debt was extended 24 months to May 19, 2001. The Company agreed to make a principal payment of $300,000 in September 1999 to obtain this extension.

     During the three months ended June 30, 1999 the Company received approximately $650,000 from National Trust Properties, Inc. ("NTP") as interim funding of its operations. At June 30, 1999, the Company has included this funding as bridge debt. Subsequent to the quarter end, NTP funded another $483,000 and agreed to fund the Company's domestic operations until the Company completes its current financing effort or through October 31, 1999.
On August 1, 1999,in consideration for approximately $848,000 of funding, the Company agreed to issue 1,500,000 shares of its common stock to NTP.

    Subsequent to the quarter, the Company entered into a financing arrangement with its strategic partner to fund the Company's operations and acquisition of managed care computer software technology in an amount not to exceed $5,500,000. The obligation bears interest at prime plus 1%, is secured by the Company's assets and is due one year from the draw date or if the Company successfully obtains refinancing for the amounts loaned under the financing arrangement, whichever is the earlier date. The Company has borrowed $2,500,000 through September 10, 1999, of which $2,000,000 was used to fund the purchase of managed care software technology.

     Also subsequent to the quarter end, e-Net's management advanced the subsidiary approximately 260,000 pounds to provide working capital. The advance is scheduled for repayment on September 30, 1999. The credit facility for 900,000 pounds expired on July 31, 1999, and was extended to September 30, 1999 and increased to 1,300,000 pounds. The Company has reached an interim agreement with the bank to renew the line for 900,000 pounds through July 31, 2000. The Company is currently in negotiations to increase the funding on the renewed line to 1,300,000 pounds.

     In May 1999, the Company entered into a one year exclusive agreement with an investment banking firm to provide numerous services to the Company including, among other things, assistance on corporate developments and financing strategies, identifying prospective investors and acquisition targets, performing due diligence and valuation analyses of targets.

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

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES. None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During June 1999, shareholders owning more than a majority of the shares outstanding signed consent minutes that approved amending the Company's Articles of Incorporation to add the authorization of 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued as of the date of this Report.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

          27   Financial Data Schedule            Filed herewith
                                                  electronically

         (b) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K dated June 2, 1999 which reported under Item 8 that on May 28, 1999 the Company changed its fiscal year end from May 31 to March 31.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    e-MedSoft.com


Date: October 1, 1999               By: /s/ Margaret A. Harris
                                        Margaret A. Harris, Chief
                                        Financial Officer