Form 10QSB
period 1999-09-30
E-MEDSOFT COM
filed 1999-11-18
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1999


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


       1300 Marsh Landing Parkway, Suite 106, Jacksonville, Florida 32250
       ------------------------------------------------------------------
          (Address of principal executive offices including zip code)


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

                            Yes X             No___


As of November 8, 1999, 53,858,418 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                            Page No.

PART I.  FINANCIAL STATEMENTS ..............................   3

     Consolidated Balance Sheets at September 30, 1999
     (unaudited) and March 31, 1999 ........................   3

     Consolidated Statements of Operations (unaudited)
     for the Three Months and Six Months ended
     September 30, 1999 ....................................   4

     Consolidated Statements of Cash Flows (unaudited)
     for the Six Months ended September 30, 1999 ...........   5

     Notes to the Consolidated Financial Statements at
     September 30, 1999 (unaudited) ........................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....   10

PART II.  OTHER INFORMATION ................................   16

     ITEM 1.  LEGAL PROCEEDINGS ............................   16

     ITEM 2.  CHANGES IN SECURITIES ........................   16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............   16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS .............................   16

     ITEM 5.  OTHER INFORMATION ............................   16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............   16

SIGNATURES .................................................   17
                                 e-MedSoft.com
                           Consolidated Balance Sheets

                                              September 30,       March 31,
                                                 1999               1999
                                              (unaudited)
ASSETS

Current Assets:
  Cash                                        $   158,757      $    51,712
  Restricted cash                                 141,205          138,435
  Accounts receivable, net                      3,965,844        4,181,285
  Other receivables                               328,877        1,062,133
  Inventory                                     3,449,721          713,002
  Related party receivables                       233,112          193,263
  Prepayments and other                           484,416          381,591
  Deferred taxes                                  241,143           14,555
                                              -----------      -----------
                                                9,003,075        6,735,976
Long-Term Assets:
  Property and Equipment, net                   1,788,304        1,308,863
  Goodwill, net of amortization                 7,682,286        8,054,630
  Software system investment                    6,468,162                -
  Deferred financing, net of amortization               -        1,363,439
  Other                                             7,153                -
                                              -----------      -----------
                                               15,945,905       10,726,932
                                              -----------      -----------
     TOTAL ASSETS                             $24,948,980      $17,462,908
                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit                              $ 2,022,912      $   967,425
  Accounts payable                              7,478,485        6,017,183
  Accrued liabilities                             945,116          412,405
  Taxes payable                                   132,618          165,280
  Related party debt                              333,000                -
  Current maturities of bridge financing        3,638,932          650,623
  Current maturities of capitalized leases        352,928          165,275
                                              -----------      -----------
                                               14,903,991        8,378,191
Long-Term Liabilities:
  Capital leases                                  782,873          416,409
  Bridge financing                                350,000        1,361,877
  Other long-term liabilities                   1,193,581        1,193,581
                                              -----------      -----------
                                                2,326,454        2,971,867
Shareholders' Equity:
  Common shares                                    53,853           51,816
  Paid in capital                              13,024,491        6,951,312
  Accumulated deficit                          (5,345,573)        (904,617)
  Accumulated other comprehensive income
    (loss)                                        (14,236)          14,339
                                              -----------      -----------
                                                7,718,535        6,112,850
                                              -----------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                  $24,948,980      $17,462,908
                                              ===========      ===========
                                 e-MedSoft.com
                     Consolidated Statements of Operations
                                  (Unaudited)

                                               Three Months     Six Months
                                              Ended 9/30/99    Ended 9/30/99

NET SALES                                     $ 8,868,529       $13,311,780

COST OF SALES                                   6,778,559        10,408,058
                                              -----------       -----------

GROSS PROFIT                                    2,089,970         2,903,722

OPERATING EXPENSES:
  Research and development                        638,602           886,561
  Sales and marketing                           1,035,564         1,647,339
  General and administrative                    1,860,773         3,266,751
  Depreciation and amortization                   361,989           706,508
                                              -----------       -----------
     Total Operating Expenses                   3,896,928         6,507,159
                                              -----------       -----------

OPERATING LOSS                                 (1,806,958)       (3,603,437)

OTHER INCOME (EXPENSE):
  Interest expense                               (167,089)       (1,502,366)
  Other income (expense)                             (679)            2,897
                                              -----------       -----------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY INCOME                         (1,974,726)       (5,102,906)

EXTRAORDINARY INCOME                                    -           357,152
                                              -----------       -----------

LOSS BEFORE INCOME TAXES                       (1,974,726)       (4,745,754)

TAX BENEFIT                                        62,187           304,798
                                              -----------       -----------

NET LOSS                                      $(1,912,539)      $(4,440,956)
                                              ===========       ===========

BASIC AND DILUTED LOSS PER SHARE              $      (.04)      $      (.08)
                                              ===========       ===========

AVERAGE WEIGHTED SHARES OUTSTANDING            52,972,074        52,452,618
                                 e-MedSoft.com
                      Consolidated Statement of Cash Flows
                      Six Months Ended September 30, 1999
                                  (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                    $(4,440,956)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Gain on exchange of debt for warrants                        (357,152)
    Non-cash equity compensation                                  253,316
    Deferred income taxes                                        (226,302)
    Depreciation                                                  301,268
    Amortization of goodwill                                      405,240
    Amortization of deferred financing                          1,243,440
   (Increase)decrease in current assets:
      Accounts receivable                                         207,690
      Inventory                                                (2,736,719)
      Prepayments and other receivables                           580,660
    Increase (decrease)in current liabilities:
      Accounts payable and accrued liabilities                  1,964,405
      Income taxes                                                (32,662)
                                                              -----------
     Cash Used in Operating Activities                         (2,837,772)
                                                              -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in software                                       (2,000,000)
  Additions to property and equipment                             (36,381)
  Business acquisition                                            (31,526)
                                                              -----------
     Cash Used in Investing Activities                         (2,067,907)
                                                              -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from interim bridge financing                    3,321,932
  Payments on financing leases                                   (193,641)
  Net change to credit facility                                 1,036,433
  Funds from equity financing                                     848,000
                                                              -----------
      Cash Provided by Financing Activities                     5,012,724
                                                              -----------

INCREASE IN CASH                                                  107,045

CASH AT THE BEGINNING OF THE PERIOD                                51,712
                                                              -----------

CASH AT THE END OF THE PERIOD                                 $   158,757
                                                              ===========

NON-CASH TRANSACTIONS
Issuance of warrants for payment of debt                      $   505,738
Issuance of shares for acquisition of software                  4,468,162
Property and equipment purchased through capital leases           736,299
                                                              -----------
                                                              $ 5,710,199
                                                              ===========
                                 e-MedSoft.com
                   Notes to Consolidated Financial Statements
                                 September 30, 1999
                                  (Unaudited)


1) CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by e-MedSoft.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and e-MedSoft.com believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by e-MedSoft.com later in the year.
These financial statements should be read in conjunction with the March 31, 1999 audited financial statements and the accompanying notes thereto, and the Forms 8-K filed by the Company on March 19, 1999 and September 1, 1999.

The management of e-MedSoft.com believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

2) BUSINESS COMBINATIONS

On March 19, 1999, the Company completed the acquisition of all issued and outstanding stock of e-Net Technology Ltd. ("e-Net", formerly Palm Technology Holdings Ltd), a UK based company. This acquisition has been accounted for under the purchase method and therefore, the financial statements presented herein include the operations of e-Net from the acquisition date. The following information presents pro forma information for the prior three and six month periods ended September 30, 1998 of e-Net as if such transaction had occurred at the beginning of the period (unaudited):

                                                Three Months     Six Months

Net Sales                                        $ 5,295,664     $10,102,259

Cost of Sales                                      3,911,229       7,819,153

Gross Margin                                       1,384,435       2,283,106

Operating Expenses                                 1,223,185       2,277,320

Amortization of Goodwill                             202,222         404,444

Interest Expense                                      50,369         147,681

Loss Before Income Taxes                         $   (91,342)    $  (546,339)

In May 1999, the Company's UK subsidiary acquired a small Internet financial services business. This transaction was accounted for under the purchase method. The goodwill realized in this acquisition was approximately $32,000 and is being amortized over a 5 year period.

3)  COMPANY FUNDING

During the six months ended September 30, 1999 the Company received approximately $1,181,000 from National Trust Properties, Inc. ("NTP"), a related party as described below, as interim funding of its operations. On August 1, 1999, in consideration for approximately $848,000 of the funding by NTP and for other fiscal consideration provided or to be provided by NTP to the Company in the form of advances from time to time, the Company agreed to issue 1,500,000 shares of its common stock to NTP. Subsequently, NTP and the Company amended the agreement to issue the shares based on the trading price of the stock at the dates the funds were received. As of September 30, 1999, the Company has an obligation to issue 272,475 shares to NTP. The remaining balance of the funds received through September 30, 1999, of $333,000, has been reflected in related party debt. This debt bears interest at prime plus 1% and is due within one year from the funding date.

During the second quarter, the Company entered into a financing arrangement with a strategic partner to fund the Company's operations in an amount not to exceed $5,500,000. The obligation, which is secured by the Company's assets, bears interest at prime plus 1% and is due one year from the draw date or on the date the Company successfully obtains refinancing for the amounts loaned under the financing arrangement, whichever is the earlier date. The Company had borrowed $3,000,000 through September 30, 1999.

4)  SOFTWARE ACQUISITION

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

5)  WARRANTS AND STOCK OPTION

During the second quarter the Company agreed to issue 50,000 warrants and 295,000 options to purchase 345,000 shares of its common stock. The value of these warrants and options were approximately $594,100 and will be amortized over the vesting periods of twelve to eighteen months. The Company expensed approximately $25,000 for the three months ended September 30, 1999.

6)  BASIC AND FULLY DILUTED LOSS PER SHARE

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

A summary of the shares used to compute net loss per share is as follows:

                                           Three Months     Six Months Ended
                                           Ended 9/30/99       9/30/00

  Weighted average common shares
   used to compute basic net loss
   per share..............................    52,972,074      52,452,618
  Effect of dilutive securities...........            --              --
                                              ----------      ----------
  Weighted average common shares
   used to compute diluted net
   loss per share.........................    52,972,074      52,452,618
                                              ==========      ==========

As of September 30, 1999, options and warrants to purchase 2,217,429 shares of common stock were outstanding. These common stock equivalents were excluded from the computation of diluted loss per share for the three and six months ended September 30, 1999 as such options and warrants were anti-dilutive.

7)  SEGMENT INFORMATION

e-MedSoft.com derives its net sales from two operating segments: (1) transaction and information services, primarily healthcare, delivered over the Internet, private intranets or other networks and consulting contracts related to these services and (2) the sale and installation of hardware and software products. During the three and six month periods ended September 30, 1999, the Company derived primarily all of its net sales from its operations in the United Kingdom, primarily from computer hardware and software sales.

The accounting policies of the segments are the same and the Company evaluates performance based on operating earnings of the respective business segments.

The Company's net sales from external customers for the three and six month periods ended September 30, 1999 and the long-lived assets at September 30, 1999, classified by geographic area, were as follows (in thousands):

                                         United     United
                                         States     Kingdom       Total
                                         ------     -------       -----
     Net Sales:
     Three months ended 9/30/99......   $    33     $ 8,836      $ 8,869
     Six months ended 9/30/99........        33      13,279       13,312
     Long-lived assets at 9/30/99.....   14,173       1,773       15,946

The Company's U.K. subsidiary, e-Net, had two customers who's sales represented 8% of net sales each for an aggregate of 16% for the six month period ended September 30, 1999.

8)  RELATED PARTY TRANSACTIONS

During the six month period ended September 30, 1999, the Company received funding from National Trust Properties, Inc. for the issuance of shares and debt as described above. The Company's board member and a beneficial shareholder, Mitchell J. Stein, is also an officer and director (but not owner) of NTP.

9)  SUBSEQUENT EVENT

Subsequent to quarter end, the Company entered into a stock subscription agreement and received $600,000 for the issuance of 300,000 shares of its common stock and agreed to issue another 750,000 shares of its common stock upon the completion and acceptance of software being developed for the Company.

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

     On March 19, 1999, the Company acquired all of the issued and outstanding stock of e-Net Technology Ltd. ("e-Net", formerly Palm Technology Holdings Ltd.), a UK based company. e-Net is a diversified Web Technology company, providing consulting services, training, technical support, computer software and computer hardware to a broad range of customers. This acquisition was accounted for under the purchase method.

     The results of operations presented herein reflect the net sales and expenses of e-Net and the costs of development and marketing the Company's Software product acquired on January 7, 1999 (see above). Prior to the acquisition of the on-line health care management system on January 7, 1999, and the acquisition of e-Net on March 19, 1999, the Company's operating expenses, interest income and expense were minimal. Therefore, the financial statements included herein only present the historical information for the three months and six months ended September 30, 1999. The following analysis compares the operating results for the three and six months ended September 30, 1999 to pro forma information for the three and six months ended September 30, 1998, which gives effect to the acquisition of e-Net as if such transaction had occurred at the beginning of that period (in thousands)(unaudited):

                                     9/30/99                9/30/98
                                                           Pro forma
                                3 months   6 months    3 months   6 months
                                --------   --------    --------   --------

Net Sales                       $8,869     $13,312      $5,295    $10,102

Cost of Sales                    6,779      10,408       3,911      7,819

Gross Margin                     2,090       2,904       1,384      2,283

Operating Expenses               3,897       6,507       1,425      2,682

Operating loss                  (1,807)     (3,603)        (41)      (399)

NET SALES

     Net sales for the three and six months ended September 30, 1999 were $8.9 million and $13.3 million, respectively, compared to pro forma revenues for the three and six months ended September 30, 1998 of $5.3 million and $10.1 million. Orders in process (backlog) at September 30, 1999 and 1998 were approximately $2.7 million and $1.1 million, respectively. The increase in backlog for the six months ended September 30, 1999 was a direct result of delayed product delivery from the Company's major hardware supplier, Sun Microsystems ("Sun"). The increase in reported net sales was approximately $3.6 million and $3.2 million for the three and six months ended September 30, 1999. This increase is mainly the result of the Company's U.K. subsidiary, e-Net, obtaining a higher preferred vendor status with Sun during the beginning of the year and thereby increasing its market share for the sale and distribution of Sun hardware. In addition, during the quarter ended September 30, 1999, e-Net successfully launched its new enterprise java beans e-commerce software product ("esparto"). e-Net has now implemented esparto in several customer sites and has a strong prospect list with a significant number of these expected to close in the current quarter. In addition, e-Net has undertaken several other software product campaigns (including Healthcare) with Oracle that is now beginning to reach a more diversified market.

COST OF SALES

     Cost of sales for the three and six months ended September 30, 1999 were $6.8 million and $10.4 million compared to pro forma cost of sales of $3.9 and $7.8 million for the comparable prior year periods. The increase in cost of sales was mainly due to the higher sales and distribution of SMS hardware. Cost of sales as a percent of revenues increased slightly from 77.4% for the pro forma six month period ended September 30, 1998 to 78.2% for the six months ended September 30, 1999. This slight increase reflects the decrease in hardware margins, as the Company has increased its market via its teaming with SMS and Oracle to compete with other major hardware and software distributors such as MicroSoft.

OPERATING COSTS

          RESEARCH AND DEVELOPMENT

     Research and development costs of approximately $639,000 and $887,000 for the three and six months ended September 30, 1999 consist of salaries, professional fees and equipment costs of the internal development of new e-commerce software products in the UK and the continuing development of new internet products in the U.S. During the three and six months ended September 30, 1999 e-Net incurred approximately $324,000 and $572,000, respectively, in development costs. In addition, the Company's U.S. operations incurred approximately $315,000 in the three months ended September 1999 for the development of new Internet products to be integrated with its existing Internet based health care management system.

          SALES AND MARKETING

     Sales and marketing costs of approximately $1,036,000 and $1,647,000 for the three and six months ended September 30, 1999, mainly consist of costs for salaries, travel, advertising, marketing literature and seminars. These costs reflect the Company's business plan to increase markets and customers throughout the United States and United Kingdom. Sales and marketing costs for the six months ended September 30, 1999 increased approximately $600,000 in the U.K. compared to September 30, 1998 pro forma amounts. This is the result of increasing its sales force to implement e-Net's planned market penetration for the sale of hardware and software. In addition, the U.S. operations incurred approximately $140,000 in sales and marketing costs for the six month period ended September 1999 as a result of the marketing of its web based health care management system and related sales force.

          GENERAL AND ADMINISTRATIVE

     General and administrative costs of approximately $1,861,000 and $3,267,000 for the three and six months ended September 30, 1999 mainly consist of salaries, facility costs and professional fees. These expenses include approximtely $253,000 of non cash compensation paid to employees and consultants through the issuance of shares, warrants and options. Approximately $2.1 million of these costs for the six months ended September 30, 1999 related to the Company's reorganization and infrastructure development of its U.S. operations in accordance with its business plans. These costs, which include legal fees, accountancy fees and other consulting fees, also represent the efforts of the Company to broaden its financial and investment market visibility and obtain funding for its operations and planned expansion.

    DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of approximately $362,000 and $707,000 for the three and six months ended September 30, 1999 include amortization of goodwill of $202,000 and $405,000 for the respective periods. The Company is amortizing goodwill over a five- to ten-year period.

FINANCE COSTS

     Finance costs of approximately $1,502,000 for the six months ended September 30, 1999 include approximately $1,243,000 of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. As of June 30, 1999 all deferred financing costs had been amortized. In addition, finance costs include approximately $167,000 and $259,000 of interest expense on the Company's bridge debt and e-Net's credit facility for the three and six-month periods ended September 1999, respectively.

EXTRAORDINARY GAIN

     The extraordinary gain of approximately $357,000 is due to the recognition of the gain associated with the exchange of bridge debt and its related origination fees and interest payable for the issuance of warrants.

INCOME TAXES

     Income tax benefit of approximately $62,000 and $305,000 for the three and six months ended September 30, 1999 reflect an estimated tax benefit for the U.K. operations that the Company projects will be used by the end of the year. The Company estimated the effective U.K. tax rate at 31%.

LIQUIDITY

     The operating costs of the Company have been funded by its operations, sale of equity, its credit facility, and through loans from private investors. As of September 30, 1999, the Company had negative working capital of approximately $5.9 million, including cash of $159,000 and restricted cash of $141,000. The negative working capital includes approximately $2.0 million and $4.0 million for the Company's credit facility and bridge financing, respectively. It is anticipated that the credit facility will continue to renew and not be payable within a year.

     During the quarter ended June 30, 1999, the Company renegotiated the financing terms on the debt obtained in connection with the e-Net acquisition. As a result, $750,000 of the debt was exchanged for warrants to acquire 150,000 shares of the Company's common stock at $.01, and the remaining debt was extended 24 months to May 19, 2001. The Company had agreed to make a principal payment of $300,000 in September 1999 to obtain this extension. As of September 30, 1999, the Company had not made this principal payment, as the lender agreed to extend this payment contingent upon the Company entering into certain funding arrangements with NTP (discussed below).

     During the six month period ended September 30, 1999 the Company received approximately $1,181,000 from National Trust Properties, Inc. ("NTP"), a related party as described below, as interim funding of its operations. On August 1, 1999, in consideration for approximately $848,000 of the funding by NTP and for other fiscal consideration provided or to be provided by NTP to the Company in the form of advances from time to time, the Company agreed to issue 1,500,000 shares of its common stock to NTP. Subsequently, NTP and the Company amended the agreement to issue the shares based on the trading price of the stock at the dates the funds were received. As of September 30, 1999, the Company has an obligation to issue 272,475 shares to NTP. The remaining balance of the funds received through September 30, 1999, of $333,000, has been reflected in related party debt. This debt bears interest at prime plus 1% and is due within one year from the funding date.

     During the quarter ended September 30, 1999, the Company entered into a financing arrangement with a strategic partner to fund the Company's operations and acquisition of managed care computer software technology in an amount not to exceed $5,500,000. The obligation bears interest at prime plus 1%, is secured by the Company's assets and is due one year from the draw date or if the Company successfully obtains refinancing for the amounts loaned under the financing arrangement, whichever is the earlier date. The Company has borrowed $3,500,000 through November 8, 1999, of which $2,000,000 was used to fund the purchase of managed care software technology.

     Also during the quarter ended September 30, 1999, e-Net's management advanced the subsidiary approximately 260,000 pounds to provide working capital. The advance was repaid in September 1999. The credit facility for 900,000 pounds expired on July 31, 1999, and was extended to September 30, 1999 and increased to 1,300,000 pounds. The Company has reached an interim agreement with the bank to renew the line for 900,000 pounds through July 31, 2000. The Company is currently in negotiations to increase the limit on the renewed line to 1,300,000 pounds.

     The Company entered into agreements with two investment banking firms to provide numerous services to the Company including, among other things, assistance on corporate developments and financing strategies, identifying prospective investors and acquisition targets, performing due diligence and valuation analyses of targets.

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

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has reviewed its proprietary health care management software systems that were acquired in January 1999 and which the Company has started marketing to customers. The Company believes that these systems and applications, which the Company has continued to develop, are designed to be Year 2000 compliant. In addition, the Company has reviewed the software system acquired from University Affiliates in September 1999. University Affiliates provided documentation certifying the year 2000 compliance of the acquired systems. Accordingly, the Company did not incur any costs or reflect any expenses during the period for implementation of Year 2000 programming code corrections and does not anticipate any such costs in the future.

     e-Net has implemented programs to identify and correct year 2000 problems. This program was initiated in the early part of 1997 and a company-wide program was carried out and steps were taken to re-write software and take other actions necessary to ensure that the Company's software and hardware is year 2000 compliant. The risk analysis also considered the impact on the business of year 2000 related failures by the Company's significant suppliers and customers. The predominant supplier, Sun Microsystems provided the Company with a formal confirmation that they are fully year 2000 compliant. The Company has been in communication with its other significant suppliers and customers to ensure that any potential problems are rectified. However, given the complexity of the issue, it is the Company's belief that they cannot guarantee that no year 2000 problems will remain. e-Net's management believes that it has achieved an acceptable state of readiness and it also has the appropriate resources available to deal promptly with significant subsequent failures or issues that might arise.

     The Company is just starting to work with some of its customers of the health care management system and one of the items, which will be addressed, is whether the customers' existing computer systems are year 2000 compliant. Management expects that many of the companies it will be selling to in the health care industry are not year 2000 compliant. Until the Company learns more about the specific facts of its customers, it is not able to determine what the impact will be on the Company if these customers are not year 2000 compliant. However, the Company shall have no liability for any failure of customers' or third party's software, hardware, applications, databases or other systems to be year 2000 compliant or any year 2000 issues not solely caused by the Company's system.

     The Company may be vulnerable to the failure of various third party vendors and suppliers to be year 2000 compliant. Its business will be dependent on the operation of numerous systems that could potentially be impacted by year 2000 related problems. Those systems include hardware and software systems used by the Company to deliver services to its customers; communications networks such as the Internet and private intranets, which the Company will depend on to provide electronic transactions to its customers; the internal systems of the customers; and non-information technology systems and services used by the Company in its business, such as telephone systems and building systems. The Company has completed an assessment of all third-party hardware and software that it uses to provide service of any kind to its customers, and management has concluded that all aspects are Year 2000 compliant. In addition, the Company has requested and received Year 2000 compliance documentation from vendors of third-party products on which it is reliant, including Sun Microsystems and IBM. The Company has a formal contingency plan that includes, but is not limited to, resetting the system date on the service systems and rerouting all of its network traffic through dedicated lease lines in the event of an outage at its telecommunications provider.

     Although the Company cannot guarantee that no 2000 problems will occur, management believes that it has the appropriate resources to mitigate the risk to the Company of any year 2000 problems.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During the three months ended September 30, 1999, the Company issued 1,721,973 shares to an entity as partial consideration for the purchase of a computer software technology. In this transaction, the entity which acquired the shares was an "accredited investor." With respect to this transaction, the Company relied on Section 4(2) of the Act. The entity was provided with information on the Company and it represented that it was purchasing the shares for investment only and not for the purpose of distribution. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

          27   Financial Data Schedule            Filed herewith
                                                  electronically


         (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K dated September 1, 1999, which reported under Item 2 the acquisition of a managed care computer software technology from University Affiliates IPA ("UA"), an affiliate of the University of Southern California School of Medicine. In addition, the Company entered into a ten-year contract with UA for exclusive access to UA's network of more than 2,500 physicians.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    e-MedSoft.com


Date:  November 17, 1999            By: /s/ Margaret A. Harris
                                        Margaret A. Harris, Chief
                                        Financial Officer

EXHIBIT                                           METHOD OF FILING
-------                                    -----------------------------
  27.    FINANCIAL DATA SCHEDULE           Filed herewith electronically