Form 10QSB
period 1999-12-31
E-MEDSOFT COM
filed 2000-02-14
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 1999


                       Commission File Number: 1-15587


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

                            Yes X             No___


As of February 14, 2000, 68,229,893 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                            Page No.

PART I.  FINANCIAL STATEMENTS ..............................   3

     Consolidated Balance Sheets at December 31, 1999
     (unaudited) and March 31, 1999 ........................   3

     Consolidated Statements of Operations (unaudited)
     for the Three Months and Nine Months ended
     December 31, 1999 ....................................    4

     Consolidated Statements of Cash Flows (unaudited)
     for the Nine Months ended December 31, 1999 ...........   5

     Notes to the Consolidated Financial Statements at
     December 31, 1999 (unaudited) .........................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....   11

PART II.  OTHER INFORMATION ................................   17

     ITEM 1.  LEGAL PROCEEDINGS ............................   17

     ITEM 2.  CHANGES IN SECURITIES ........................   17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............   18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS .............................   18

     ITEM 5.  OTHER INFORMATION ............................   18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............   18

SIGNATURES .................................................   19
                                 e-MedSoft.com
                           Consolidated Balance Sheets

                                              December 31,       March 31,
                                                 1999               1999
                                              (unaudited)
ASSETS

Current Assets:
  Cash                                        $ 6,392,110      $    51,712
  Restricted cash                                  14,460          138,435
  Accounts receivable, net                      6,904,285        4,181,285
  Other receivables                               337,184        1,062,133
  Inventory                                     1,436,503          713,002
  Related party receivables                       297,903          193,263
  Prepayments and other                           481,156          381,591
  Deferred taxes                                   96,399           14,555
                                              -----------      -----------
                                               15,960,000        6,735,976
Long-Term Assets:
  Property and Equipment, net                   1,862,773        1,308,863
  Goodwill, net of amortization                 7,477,447        8,054,630
  Software system investment                    7,325,106                -
  Deferred financing, net of amortization               -        1,363,439
  Other                                            70,092                -
                                              -----------      -----------
                                               16,735,418       10,726,932
                                              -----------      -----------
     TOTAL ASSETS                             $32,695,418      $17,462,908
                                              ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit                              $   806,184      $   967,425
  Accounts payable                              9,859,970        6,017,183
  Accrued liabilities                           1,836,154          412,405
  Taxes payable                                         -          165,280
  Related party debt                              138,782                -
  Current maturities of bridge financing        3,900,000          650,623
  Current maturities of capitalized leases        346,307          165,275
                                              -----------      -----------
                                               16,887,397        8,378,191
Long-Term Liabilities:
  Capital leases                                  783,987          416,409
  Bridge financing                                288,932        1,361,877
  Other long-term liabilities                   1,193,581        1,193,581
                                              -----------      -----------
                                                2,266,500        2,971,867

Minority Interest in Consolidated Subsidiary       54,454                -

Shareholders' Equity:
  Common shares                                    57,871           51,816
  Paid in capital                              20,962,359        6,951,312
  Accumulated deficit                          (7,535,800)        (904,617)
  Accumulated other comprehensive income            2,637           14,339
                                              -----------      -----------
                                               13,487,067        6,112,850
                                              -----------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                  $32,695,418      $17,462,908
                                              ===========      ===========
                                 e-MedSoft.com
                     Consolidated Statements of Operations
                                  (Unaudited)

                                               Three Months     Nine Months
                                              Ended 12/31/99  Ended 12/31/99

NET SALES                                     $12,633,046       $25,944,826

COST OF SALES                                   9,868,282        20,276,340
                                              -----------       -----------

GROSS PROFIT                                    2,764,764         5,668,486

OPERATING EXPENSES:
  Research and development                        454,533         1,341,095
  Sales and marketing                           1,056,466         2,703,805
  General and administrative                    1,834,164         4,847,599
  Non cash compensation                           850,021         1,103,337
  Depreciation and amortization                   397,646         1,104,153
                                              -----------       -----------
     Total Operating Expenses                   4,592,830        11,099,989
                                              -----------       -----------

OPERATING LOSS                                 (1,828,066)       (5,431,503)

OTHER INCOME (EXPENSE):
  Interest expense                               (211,399)       (1,713,766)
  Other income                                     (1,458)            1,439
                                              -----------       -----------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY INCOME                         (2,040,923)       (7,143,830)

EXTRAORDINARY INCOME                                    -           357,152
                                              -----------       -----------

LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST                                     (2,040,923)       (6,786,678)

TAX BENEFIT (EXPENSE)                            (157,924)          146,875

Minority Interest, Net of Tax                       8,620             8,620
                                              -----------       -----------

NET LOSS                                      $(2,190,227)      $(6,631,183)
                                              ===========       ===========

BASIC AND DILUTED LOSS PER SHARE              $      (.04)      $      (.12)
                                              ===========       ===========

AVERAGE WEIGHTED SHARES OUTSTANDING            54,678,902        53,202,779
                                 e-MedSoft.com
                      Consolidated Statement of Cash Flows
                      Nine Months Ended December 31, 1999
                                  (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                    $(6,631,183)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Gain on exchange of debt for warrants                        (357,152)
    Non-cash equity compensation                                1,103,340
    Deferred income taxes                                         (81,844)
    Depreciation                                                  494,664
    Amortization of goodwill                                      609,489
    Amortization of deferred financing                          1,243,440
   (Increase)decrease in current assets:
      Accounts receivable                                      (2,723,000)
      Inventory                                                  (723,501)
      Prepayments and other receivables                           574,627
    Increase (decrease)in current liabilities:
      Accounts payable and accrued liabilities                  5,291,392
      Income taxes                                               (165,280)
                                                              -----------
     Cash Used in Operating Activities                         (1,365,008)
                                                              -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in software                                       (2,856,944)
  Additions to property and equipment                            (247,406)
  Business acquisition                                            (31,526)
                                                              -----------
     Cash Used in Investing Activities                         (3,135,876)
                                                              -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from interim bridge financing                    3,327,714
  Payments on financing leases                                   (264,707)
  Net change to credit facility                                  (161,590)
  Funds from equity financing                                   7,939,865
                                                              -----------
      Cash Provided by Financing Activities                    10,841,282
                                                              -----------

INCREASE IN CASH                                                6,340,398

CASH AT THE BEGINNING OF THE PERIOD                                51,712
                                                              -----------

CASH AT THE END OF THE PERIOD                                 $ 6,392,110
                                                              ===========

NON-CASH TRANSACTIONS
Issuance of warrants for payment of debt                      $   505,738
Issuance of shares for acquisition of software                  4,468,162
Property and equipment purchased through capital leases           812,594
                                                              -----------
                                                              $ 5,786,494
                                                              ===========
                                 e-MedSoft.com
                   Notes to Consolidated Financial Statements
                                 December 31, 1999
                                  (Unaudited)


1) CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by e-MedSoft.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and e-MedSoft.com believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by e-MedSoft.com later in the year.
These financial statements should be read in conjunction with the March 31, 1999 audited financial statements and the accompanying notes thereto, and the Forms 8-K filed by the Company on March 19, 1999 and September 1, 1999.

The management of e-MedSoft.com believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position of e-MedSoft.com and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the periods presented.

2) BUSINESS COMBINATIONS

On March 19, 1999, the Company completed the acquisition of all issued and outstanding stock of e-Net Technology Ltd. ("e-Net", formerly Palm Technology Holdings Ltd), a UK based company. This acquisition has been accounted for under the purchase method and therefore, the financial statements presented herein include the operations of e-Net from the acquisition date. The following information presents pro forma information for the prior three and nine month periods ended December 31, 1998 of e-Net as if such transaction had occurred at the beginning of the period (unaudited):

                                                Three Months     Nine Months
                                                ------------     -----------
Net Sales                                        $ 4,297,998     $14,400,256

Cost of Sales                                      3,326,190      11,145,343

Gross Margin                                         971,808       3,254,913

Operating Expenses                                 1,065,648       3,342,968

Amortization of Goodwill                             202,222         606,666

Interest Expense                                      66,737         214,419

Loss Before Income Taxes                         $  (362,799)    $  (909,140)

In May 1999, the Company's UK subsidiary acquired a small Internet financial services business. This transaction was accounted for under the purchase method. The goodwill realized in this acquisition was approximately $32,000 and is being amortized over a 5 year period.

During the nine months ended December 31, 1999, the Company acquired a 60% interest in an Australian company to distribute certain e-MedSoft products in various territories including Australia and Asia. The Company paid one Australian dollar for the shares and has entered into a software marketing and license agreement with the subsidiary whereby the Company will receive $250,000 and royalty payments in return for an exclusive non-transferable right to use, reproduce and exploit certain of the Company's software, including the right to grant sublicenses, in the defined territories. The financial statements of the subsidiary have been consolidated as of December 31, 1999 and consist of minor expenses, cash and minority interests. As of December 31, 1999 the subsidiary had not yet commenced the distribution of product and therefore, no revenues have been generated to date.

3)  COMPANY FUNDING

During the third quarter ended December 31, 1999, the Company raised approximately $7.1 million in gross funds through the sale of 3,568,000 restricted shares of its common stock and warrants to purchase an additional 3,568,000 restricted shares of common stock. The warrants carry an exercise price of $4.00. The gross proceeds from these sales were reduced by approximately $684,000 in private placement commissions and expenses. In addition to the fees received, the private placement agent received warrants to purchase 350,000 restricted shares of e-Med's stock at $5.00 per share and warrants to purchase 1,300,000 restricted shares of e-MedSoft stock at $.01 per share. TSI Technologies Holding, LLC, (formerly Sanga e-Health, LLC) a major shareholder of the Company, has agreed to contribute 1,300,000 restricted shares of the Company's stock for the exercise of the 1,300,000 warrants. In a separate transaction the Company entered into a stock subscription agreement and received $600,000 for the issuance of 300,000 shares of its common stock and agreed to issue another 750,000 shares of its common stock for no additional consideration upon the completion and acceptance of software being developed for the Company.

During the nine months ended December 31, 1999 the Company received approximately $1,277,000 from National Trust Properties, Inc. ("NTP"), a related party as described below, as interim funding of its operations. In consideration for approximately $888,000 of the funding provided by NTP to the Company, the Company agreed to issue shares of its common stock based on the trading price of the stock at the dates the funds were received. As of December 31, 1999, the Company has an obligation to issue 287,021 shares to NTP. The remaining balance of the funds received through December 31, 1999, of $389,000, was recorded as related party debt. During December 1999 the Company repaid $250,000 of this debt leaving a balance at December 31, 1999 of approximately $139,000. This debt bears interest at prime plus 1% and is due within one year from the funding date.

During the second quarter, the Company entered into a financing arrangement with a strategic partner to fund the Company's operations in an amount not to exceed $5,500,000. The obligation, which is secured by the Company's assets, bears interest at prime plus 1% and is due one year from the draw date or on the date the Company successfully obtains refinancing for the amounts loaned under the financing arrangement, whichever is the earlier date. The Company had borrowed $3,500,000 through December 31, 1999.

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

5)  DEFERRED SOFTWARE DEVELOPMENT COSTS

During the nine months ended December 31, 1999, the Company incurred approximately $2.2 million in development costs. In accordance with SOP 98-1 the Company capitalized approximately $857,000 of these costs in the third quarter. Such deferred costs along with acquired software costs will be amortized over a three to five year life once the related products are in service.

6)  WARRANTS AND STOCK OPTIONS

During the third quarter ended December 31, 1999, the Company granted 249,000 options to its employees to purchase 249,000 shares of the Company's stock at prices ranging from $2.06 to $6.25. These options were granted in accordance with the Company's stock option plan with exercise prices based on the market price of the Company's stock at time of grant.

During the nine months ended December 31, 1999, the Company agreed to issue 50,000 warrants and 302,500 options to purchase 352,500 shares of its common stock. The value of these warrants and options was approximately $619,400 and will be amortized over the vesting periods of twelve to eighteen months. The Company expensed approximately $104,000 and $129,000 for the three and nine months ended December 31, 1999.

7)  BASIC AND FULLY DILUTED LOSS PER SHARE

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

A summary of the shares used to compute net loss per share is as follows:

                                           Three Months     Nine Months Ended
                                           Ended 12/31/99       12/31/99
                                           --------------   -----------------

  Weighted average common shares
   used to compute basic net loss
   per share..............................    54,678,902      53,202,779
  Effect of dilutive securities...........            --              --
                                              ----------      ----------
  Weighted average common shares
   used to compute diluted net
   loss per share.........................    54,678,902      53,202,779
                                              ==========      ==========

As of December 31, 1999, options and warrants to purchase 7,659,429 shares of common stock were outstanding. These common stock equivalents were excluded from the computation of diluted loss per share for the three and nine months ended December 31, 1999 as such options and warrants were anti-dilutive.

8)  SEGMENT INFORMATION

e-MedSoft.com derives its net sales from two operating segments: (1) transaction and information services, primarily healthcare, delivered over the Internet, private intranets or other networks and consulting contracts related to these services and (2) the sale and installation of hardware and software products. During the three and nine month periods ended December 31, 1999, the Company derived primarily all of its net sales from its operations in the United Kingdom, primarily from computer hardware and software sales.

The accounting policies of the segments are the same as those for financial reporting purposes and the Company evaluates performance based on operating earnings of the respective business segments.

The Company's net sales from external customers for the three and nine month periods ended December 31, 1999 and the long-lived assets at December 31, 1999, classified by geographic area, were as follows (in thousands):

                                         United     United
                                         States     Kingdom       Total
                                         ------     -------       -----
     Net Sales:
     Three months ended 12/31/99......   $   150     $12,483      $12,633
     Nine months ended 12/31/99.......       183      25,762       25,945
     Long-lived assets at 12/31/99.....   14,961       1,774       16,735

The Company's U.K. subsidiary, e-Net, had three customers who's sales represented over 5% of its net sales each for an aggregate of 37.2% for the nine month period ended December 31, 1999.

9)  RELATED PARTY TRANSACTIONS

During the nine month period ended December 31, 1999, the Company received funding from National Trust Properties, Inc. for the issuance of shares and debt as described above. The Company's board member and a beneficial shareholder, Mitchell J. Stein, is also an officer and director (but not owner) of NTP.

10)  COMMITMENTS AND CONTINGENCIES

The Company has national and international operations which, occasionally, result in litigation which the Company does not view as material and arising in the ordinary course of business. Because of the significant value of the Company's technologies, it may occasionally be appropriate for the Company to initiate litigation of its own to protect those technologies. Whether brought by the Company or defended against by the Company, the litigation is often immaterial and at this time the Company is unaware of any material litigation involving any of its national or international operations. An example of an immaterial matter is the pending litigation that involves a lawsuit brought against 16 defendants, including the Company, by Icon Capital Corporation in the Superior Court of the State of California for the County of Los Angeles, which is a dispute between a small minority shareholder of Sanga International, Inc. and a shareholder of the Company over stock in the Company. After evaluating the matter with the Company's legal counsel, management is of the opinion that the litigation creates no material or significant risk of exposure to the Company. Icon was a small minority shareholder in the now defunct Sanga International, Inc. ("Sanga"), and Sanga was one of the two entities that initially were involved in developing the health care system prior to the Company's acquisition of that system. In essence, Icon is attempting to overturn a settlement agreement entered into during July 1999 among Sanga and certain shareholders, officers and directors of Sanga which provides how certain assets of Sanga, including the 9,000,000 shares of the Company's common stock that Sanga perfected under the settlement agreement, will be treated as between the creditors and shareholders of Sanga. The Company believes that the creditors and shareholders of Sanga disagree with Icon's position. In fact, a motion has been brought to hold Icon and its owner J. Bradley Hall in contempt of court for their actions. A motion to dismiss has also been brought against Icon and Hall. The Company has also sued Hall and Icon for breach of contract, and Hall and Icon defaulted and failed to file an answer to the complaint. The Company is confident it will obtain judgment against Hall and Icon."

11)  SUBSEQUENT EVENT

Subsequent to quarter end, the Company entered into a seven year Preferred Provider Agreement with National Century Financial Enterprises to provide its services and software solutions with respect to all electronic needs of NCFE and to have exclusive marketing access to all of NCFE's current clients for the provision of e-Med's products. In addition, the agreement provides for a proprietary Master Portal wherein all of NCFE's and e-Med's products and services shall be able to be marketed and sold to all of NCFE's and e-Med's customers. e-Med will receive fees for its services based on agreed upon fee schedules and negotiated project fees. E-MedSoft will issue 9.5 million shares to NCFE in consideration for NCFE 1) entering into the agreement, 2) converting $4.7 million of e-Med's debt to equity, 3) providing $1 million of equity financing and 4) providing an additional $4 million in financing that will convert into equity upon the ability of NCFE to sell $4 million worth of e-Med stock at a share price in excess of $9.50 per share. The Company is also required to file a registration statement to register these shares. The effect of this transaction will be accounted for in the fourth quarter of 2000.
                                      10

                                    ITEM 2
                                 e-MedSoft.com

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Report that relate to management's expectations, intentions or beliefs concerning future plans, expectations, events and performance are "forward-looking" within the meaning of the federal securities laws. These forward-looking statements include assumptions, beliefs and opinions relating to the Company's business and growth strategy based upon management's interpretation and analysis of its own contractual and legal rights, of management's ability to satisfy industry and consumer needs with its technologies, of healthcare industry trends, and of management's ability to successfully develop, implement, market and/or sell its network transaction processing services, software programs, clinical and financial transaction services, and e-commerce systems to its clientele. Management's forward-looking statements further assume that the Company will be able to successfully develop and execute on its strategic relationships. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of the Company's products, changing technology, competition in the health-care market, government regulation of health care, the Company's limited operating history, general economic conditions, availability of capital and other factors.

GENERAL HISTORY

     e-MedSoft.com (the "Company") was initially organized in Nevada on August 25, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     On January 7, 1999, the Company acquired from TSI Technologies and Holding, LLC ("TSI") formerly Sanga e-Health, LLC, the rights to a JAVA-based, on-line health care management system in exchange for 41,417,176 restricted shares (post-split) of the Company's common stock. In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999. In addition, as consideration for finder's fees and services, the Company issued 2,553,144 restricted shares of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock exercisable at $.25 per share over five years.

     On March 19, 1999, the Company acquired all of the issued and outstanding stock of e-Net Technology Ltd. ("e-Net"), formerly Palm Technology Holdings Ltd., a UK based company. e-Net is a diversified Web Technology company, providing consulting services, training, technical support, computer software and computer hardware to a broad range of customers. This acquisition was accounted for under the purchase method.

     The results of operations presented herein reflect the net sales and expenses of e-Net and the costs of development and marketing the Company's Software product acquired on January 7, 1999 (see above). Prior to the acquisition of the on-line health care management system on January 7, 1999, and the acquisition of e-Net on March 19, 1999, the Company's operating expenses, interest income and expense were minimal. Therefore, the financial statements included herein only present the historical information for the three months and nine months ended December 31, 1999. The following analysis compares the operating results for the three and nine months ended December 31, 1999 to pro forma information for the three and nine months ended December 31, 1998, which gives effect to the acquisition of e-Net as if such transaction had occurred at the beginning of that period (in thousands)(unaudited):

                                     12/31/99                12/31/98
                                                           Pro forma
                                3 months   9 months    3 months   9 months
                                --------   --------    --------   --------
Net Sales                       $12,633    $25,945      $4,298    $14,400

Cost of Sales                     9,868     20,276       3,326     11,145

Gross Margin                      2,765      5,669         972      3,255

Operating Expenses                4,593     11,100       1,268      3,950

Operating loss                   (1,828)    (5,431)       (296)      (695)


NET SALES

     Net sales for the three and nine months ended December 31, 1999 were $12.6 million and $25.9 million, respectively, compared to pro forma revenues for the three and nine months ended December 31, 1998 of $4.3 million and $14.4 million. Orders in process for delivery of hardware and software at December 31, 1999 and 1998 of approximately $5.0 million and $1.7 million, respectively, were not included in revenues. The increase in reported net sales was approximately $8.3 million and $11.5 million for the three and nine months ended December 31, 1999. These increases are mainly the result of the Company's U.K. subsidiary's ("e-Net") strong relationship with Sun Microsystems ("Sun"). At the beginning of the year, e-Net obtained a higher preferred vendor status with Sun and thereby increased its market share for the sale and distribution of Sun hardware. In addition, as a result of e-Net's focus on the internet marketplace, during the quarter ended December 31, 1999, e-Net successfully sold and implemented its new enterprise java beans e-commerce product ("esparto"). e-Net has now finalized 14 new contracts for esparto, of which seven have been implemented. e-Net is also Sun's first UK Applications Service Provider ("ASP"), which allows the Company to provide complete end to end e-business solutions to its clients. The Company currently has 11 clients using this ASP service. These clients represent workwear apparel, wholesale businesses, laboratory products, fashion, education and scientific supply procurement.

COST OF SALES

     Cost of sales for the three and nine months ended December 31, 1999 were $9.9 million and $20.3 million compared to pro forma cost of sales of $3.3 and $11.1 million for the comparable prior year periods. The increase in cost of sales was mainly due to the higher sales and distribution of Sun hardware. Cost of sales as a percent of revenues increased slightly from 77.4% for the pro forma nine month period ended December 31, 1998 to 78.1% for the nine months ended December 31, 1999. This slight increase reflects the decrease in hardware margins, as the Company has increased its market via its teaming with Sun and Oracle to compete with other major hardware and software distributors such as MicroSoft.

OPERATING COSTS

          RESEARCH AND DEVELOPMENT

     Research and development costs of approximately $455,000 and $1,341,000 for the three and nine months ended December 31, 1999 consist of salaries, professional fees and equipment costs of the internal development of new e-commerce software products in the UK and the continuing development of new internet products in the U.S. During the three and nine months ended December 31, 1999 e-Net incurred approximately $353,000 and $924,000, respectively, in development costs. In addition, the Company's U.S. operations incurred approximately $102,000 and $417,000 during the three and nine months ended December 31, 1999, respectively, for the development of new Internet products to be integrated with its existing Internet based health care management system.

          SALES AND MARKETING

     Sales and marketing costs of approximately $1,056,000 and $2,704,000 for the three and nine months ended December 31, 1999, mainly consist of costs for salaries, travel, advertising, marketing literature and seminars. These costs reflect the Company's business plan to increase markets and customers throughout the United States and United Kingdom. Sales and marketing costs for the nine months ended December 31, 1999 were approximately $2,294,000 in the U.K. which reflected an increase of approximately $1,079,000 compared to December 31, 1998 U.K. pro forma amounts. This is the result of increasing its sales force to implement e-Net's planned market penetration into the internet market as well as for the sale of hardware and software. In addition, the U.S. operations incurred approximately $410,000 in sales and marketing costs for the nine month period ended December 31, 1999 as a result of the marketing of its web based health care management system and related sales force.

          GENERAL AND ADMINISTRATIVE/NON CASH COMPENSATION

     General and administrative costs of approximately $1,834,000 and $4,848,000 for the three and nine months ended December 31, 1999 mainly consist of salaries, facility costs and professional fees. Non cash compensation costs of approximately $850,000 and $1,103,000 for the three and nine months ended December 31, 1999 represent compensation paid to employees and consultants through the issuance of shares, warrants and options. Approximately $4.2 million of the above combined costs for the nine months ended December 31, 1999 related to the Company's reorganization and infrastructure development of its U.S. operations in accordance with its business plans. These costs, which include legal fees, accountancy fees and other consulting fees, also represent the efforts of the Company to broaden its financial and investment market visibility and obtain funding for its operations and planned expansion.

          DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of approximately $398,000 and $1,104,000 for the three and nine months ended December 31, 1999 include amortization of goodwill of $204,000 and $609,000 for the respective periods. The Company is amortizing goodwill over a five- to ten-year period.

FINANCE COSTS

     Finance costs of approximately $1,714,000 for the nine months ended December 31, 1999 include approximately $1,243,000 of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. As of June 30, 1999 all deferred financing costs had been amortized. In addition, finance costs include approximately $211,000 and $471,000 of interest expense on the Company's bridge debt and e-Net's credit facility for the three and nine month periods ended December 31, 1999, respectively.

EXTRAORDINARY GAIN

     The extraordinary gain of approximately $357,000 is due to the recognition of the gain associated with the exchange of bridge debt and its related origination fees and interest payable for the issuance of warrants.

INCOME TAXES

     Income tax benefit of approximately $147,000 for the nine months ended December 31, 1999 reflect an estimated tax benefit for the U.K. operations that the Company projects will be used by the end of the year. The Company has estimated the effective U.K. tax rate at 31% after related tax adjustments.

LIQUIDITY

     The operating costs of the Company have been funded by its operations, sale of equity, its credit facility, and through loans from private investors. As of December 31, 1999, the Company had negative working capital of approximately $927,000, including cash of $6,392,000 and restricted cash of $14,000. The negative working capital includes current liabilities of approximately $806,000 and $3.9 million for the Company's credit facility and bridge financing, respectively. It is anticipated that the credit facility will continue to renew and not be payable within a year. In addition, subsequent to the quarter end, approximately $3.9 million of the bridge financing included in current liabilities was converted into equity.

     During the quarter ended December 31, 1999, the Company raised approximately $7.1 million in net proceeds from the sale of its common stock. These funds were used to reduce the bridge financing and related party loans by approximately $550,000, as discussed below. The remainder of the funds will be used to fund the Company's operations and continued development of its internet software.

     During the quarter ended June 30, 1999, the Company renegotiated the financing terms on the debt obtained in connection with the e-Net acquisition. As a result, $750,000 of the debt was exchanged for warrants to acquire 150,000 shares of the Company's common stock at $.01, and the remaining debt was extended 24 months to May 19, 2001. In December 1999, the Company made a principal payment of $300,000 per the extension agreement.

     During the nine months ended December 31, 1999 the Company received approximately $1,277,000 from National Trust Properties, Inc. ("NTP"), a related party as described herein, as interim funding of its operations. In consideration for approximately $888,000 of the funding provided by NTP to the Company, the Company agreed to issue shares of its common stock based on the trading price of the stock at the dates the funds were received. As of December 31, 1999, the Company has issued 287,021 shares to NTP. The remaining balance of the funds received through December 31, 1999, of

$389,000, was recorded as related party debt. During December, 1999 the Company repaid $250,000 of this debt leaving a balance at December 31, 1999 of approximately $139,000. This debt bears interest at prime plus 1% and is due within one year from the funding date.

     During the quarter ended September 30, 1999, the Company entered into a financing arrangement with a strategic partner to fund the Company's operations and acquisition of managed care computer software technology in an amount not to exceed $5,500,000. The obligation bears interest at prime plus 1%, is secured by the Company's assets and is due one year from the draw date or if the Company successfully obtains refinancing for the amounts loaned under the financing arrangement, whichever is the earlier date. At December 31, 1999, the Company has borrowed $3,500,000 on this commitment, of which $2,000,000 was used to fund the purchase of managed care software technology. Subsequent to the December 1999 quarter end, the debt under this commitment has been converted into equity. The remaining balance on the commitment has been canceled and replaced with an agreement to fund the Company another $5 million in equity financing.

     As of December 31, 1999, the Company's U.K. subsidiary, e-Net, had a credit facility for 900,000 pounds with an expiration date of July 31, 2000. Subsequent to the end of the quarter, the bank has increased e-Net's facility to 1,500,000 pounds.

     The Company believes that its current funds raised through the sale of its stock and funds available through the $5,000,000 financing commitment and its 1.5 million pound credit facility are sufficient to meet the working capital needs of its U.S. and U.K. operations through at least mid year fiscal 2001. It is management's belief that the long range operations (post mid year fiscal 2001) of the Company are dependent upon the ability of the Company to obtain additional debt or equity funding to support the 1) implementation and roll-out of its healthcare management systems to customers under contract, 2) to expand its customer base and 3) develop, acquire or enhance new applications and services. The Company is actively pursuing additional financing and equity arrangements to accomplish these goals, however, there can be no assurance that funding will be available on terms acceptable to the Company, or at all.

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

     Although the Company cannot guarantee that no 2000 problems will occur, management believes that it has the appropriate resources to mitigate the risk to the Company of any year 2000 problems. As of February 13, 2000, the Company has not incurred any year 2000 related computer problems or failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company has national and international operations which, occasionally, result in litigation which the Company does not view as material arising in the ordinary course of business. Because of the significant value of the Company's technologies, it may occasionally be appropriate for the Company to initiate litigation of its own to protect those technologies. Whether brought by the Company or defended against by the Company, the litigation is often immaterial and at this time the Company is unaware of any material litigation involving any of its national or international operations. An example of an immaterial matter is the pending litigation that involves a lawsuit brought against 16 defendants, including the Company, by Icon Capital Corporation in the Superior Court of the State of California for the County of Los Angeles, which is a dispute between a small minority shareholder of Sanga International, Inc. and a shareholder of the Company over stock in the Company. After evaluating the matter with the Company's legal counsel, management is of the opinion that the litigation creates no material or significant risk of exposure to the Company. Icon was a small minority shareholder in the now defunct Sanga International, Inc. ("Sanga"), and Sanga was one of the two entities that initially were involved in developing the health care system prior to the Company's acquisition of that system. In essence, Icon is attempting to overturn a settlement agreement entered into during July 1999 among Sanga and certain shareholders, officers and directors of Sanga which provides how certain assets of Sanga, including the 9,000,000 shares of the Company's common stock that Sanga perfected under the settlement agreement, will be treated as between the creditors and shareholders of Sanga. The Company believes that the creditors and shareholders of Sanga disagree with Icon's position. In fact, a motion has been brought to hold Icon and its owner J. Bradley Hall in contempt of court for their actions. A motion to dismiss has also been brought against Icon and Hall. The Company has also sued Hall and Icon for breach of contract, and Hall and Icon defaulted and failed to file an answer to the complaint. The Company is confident it will obtain judgment against Hall and Icon."

ITEM 2.  CHANGES IN SECURITIES.

     SALES OF RESTRICTED SECURITIES. During the three months ended December 31, 1999, the Company sold 3,568,000 Units, each Unit consisting of one share of Common Stock and one Warrant to purchase Common Stock, to approximately 103 accredited investors at a purchase price of $2.00 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $4.00 per share until December 31, 2004. In connection with such sales the Company paid to Sutro & Company, Inc. a 7% cash commission and Sutro was reimbursed $184,615 for expenses.

      With respect to these sales, the Company relied on Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. The investors were given a copy of a Private Placement Memorandum containing information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. All investors signed subscription agreements in which they represented that they were purchasing the units for investment only and not for the purpose of resale and distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

     In November 1999, the Company also sold 300,000 shares of its Common Stock to StartNest, LLC in exchange for $600,000 in cash. With respect to this sale, the Company relied on Section 4(2) of the Act. The investor was given access to complete information concerning the Company. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

     Subsequent to quarter end, the Company entered into a seven year Preferred Provider Agreement with National Century Financial Enterprises to provide its services and software solutions with respect to all electronic needs of NCFE and to have exclusive marketing access to all of NCFE's current clients for the provision of e-Med's products. In addition, the agreement provides for the establishment of a proprietary Master Portal wherein all of NCFE's and e-Med's products and services will be able to be marketed and sold to all of NCFE's and e-Med's customers. e-Med will receive fees for its services based on agreed to fee schedules and negotiated project fees. e-MedSoft will issue 9.5 million shares to NCFE in consideration for NCFE 1) entering into the agreement, 2) converting $4.7 million of e-Med's debt to equity, 3) providing $1 million of equity financing and 4) providing an additional $4 million in financing that will convert into equity upon the ability of NCFE to sell $4 million worth of e-Med stock at a share price in excess of $9.50 per share. The Company is also required to immediately begin preparation of a registration statement to be filed with the Securities and Exchange Commission covering the sale of the shares issued to NCFE, and NCFE has agreed that any sales of the Company's Common Stock made pursuant to this registration statement will be subject to the volume limitations of Rule 144. The Company still maintains a Sale and Subservicing Agreement with NCFE involving the provision by NCFE of a securitization line for certain potential segments of the Company's ongoing operations.

     The Company regularly enters into contracts and relationships in the ordinary course of its business, and occasionally these contracts or relationships could be terminated by the Company or the other party or both. Therefore, as in the case of most contracts and undertakings, there can be no assurance that any contract that is entered into will not be terminated by either party before the completion of the contractual terms.

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

                                    e-MedSoft.com


Date:  February 14, 2000            By: /s/ Margaret A. Harris
                                        Margaret A. Harris, Chief
                                        Financial Officer

EXHIBIT                                           METHOD OF FILING
-------                                    -----------------------------
  27.    FINANCIAL DATA SCHEDULE           Filed herewith electronically