Form 10KSB
period 2000-03-31
E-MEDSOFT COM
filed 2000-06-30
CIK 800181

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2000

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

                        Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its fiscal year ended March 31, 2000 were $45,982,416.

As of June 22, 2000, 77,043,039 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $260,331,500.

DOCUMENTS INCORPORATED BY REFERENCE: None.

[Transitional] Small Business Disclosure Format (check one): Yes __   No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

DEVELOPMENT OF OUR COMPANY

     e-MedSoft.com was initially incorporated in Nevada on August 25, 1986, in order to evaluate, structure, and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships, or sole proprietorships.

     On January 7, 1999, we acquired from TSI Technologies and Holdings, LLC(TSI) the rights to a JAVA-based, on-line health care management system in exchange for 41,417,176 restricted shares (post-split) of our common stock. In connection with this transaction, we completed a 5-for-1 forward stock split having a record date of January 4, 1999. In addition, as consideration for finder's fees, we issued 2,553,144 restricted shares of our common stock and 1,035,429 warrants to purchase restricted shares of our common stock exercisable at $.25 per share over five years. As a result of these transactions, TSI owned approximately 80% of our outstanding shares. The merger is considered a reverse acquisition that resulted in a capital reorganization. The assets and equity of TSI have been recorded on our financial statements at their carryover basis. Accordingly, we recognized no goodwill or intangible assets in connection with this acquisition.

     On March 19, 1999, we acquired all of the issued and outstanding stock of e-Net Technology Ltd., formerly known as Palm Technology Holdings Ltd. e-Net, a U.K.-based company, is a diversified computer services company providing consulting services, training, technical support, computer software, and computer hardware to a broad range of customers. This acquisition was accounted for under the purchase method.

     On September 1, 1999, we acquired from University Affiliates IPA ("UA") a managed care computer software technology for approximately $6,500,000, including a cash payment of $2,000,000 and the issuance of 1,721,973 shares of our common stock with an approximate value of $4,500,000. In addition, we entered into a ten-year contract with UA for exclusive access to UA's network of more than 2,500 physicians. The agreement includes revenue sharing of UA's network and exclusive use of the technology in connection with UA's expansion of its physician network.

     In February 2000, we entered into a seven-year preferred provider agreement with National Century Financial Enterprises (NCFE). The agreement will establish one of the nation's first interactive health care "e-finance" distribution networks on the Web. The unique site, which we developed and customized, will serve as a comprehensive health care management and financing tool for hospitals, group medical practices, home health organizations, and other health care providers. We have issued NCFE 9.5 million shares of our common stock in exchange for NCFE canceling approximately $4.8 million of our debt and committing to provide us additional funding of $5 million, in addition to their other commitments under the agreement, which includes access to NCFE's distribution channel, provision of all NCFE electronic processing needs, and joint projects that will provide us with future revenue streams. The residual value of the shares issued of approximately $104 million has been allocated on the balance sheet to the distribution channel and deferred contract asset based on an independent appraisal. These assets will be expensed on a straight-line basis over the contract period once the software is delivered and accepted by NCFE.

     In February 2000, we acquired privately held VirTx, Inc., a leading provider of secure collaborative medical networks that are able to support the implementation of multimedia telemedicine, telehealth, and telescience collaboration. Included in the suite of services are Web-enabled multimedia clinical applications and live interactive video conferencing. In connection with the transaction, we issued approximately 1.9 million shares of our common stock to the VirTx shareholders and may issue up to an additional $23 million in shares of our common stock pursuant to an earn-out arrangement. This acquisition was accounted for under the purchase method.

     In March 2000, we entered into an agreement with Quantum Digital Solutions Corporation (previously known as CypherComm, Inc.) for the exclusive license for application of that company's innovative security encryption and data scrambling technology. We intend to embed the security technology into all of our application services and develop a separate entity wholly owned by us that will focus on selling security solutions to the health care industry. Pursuant to the license agreement, we will pay to Quantum Digital a royalty fee equal to 25 percent of the net profits of such entity. In addition to the license agreement we entered into an acquisition and joint venture agreement to combine the synergies of our technology and expertise with Quantum Digital's patented security technology and proficiency. In line with this agreement, we issued Quantum Digital approximately 1.4 million shares of our common stock for the right to purchase up to 15 percent of the outstanding common stock of Quantum Digital for an aggregate cash purchase price of $15 million, either in a single transaction or in tranches over a period of up to five years. In addition, we will issue Quantum Digital a 10-year warrant to purchase an additional 1 million shares of our common stock at an exercise price of $20 per share following the introduction of a commercially distributable product using Quantum Digital's technology. Also, per our agreement we have established a jointly owned technical lab with Quantum Digital for further development of the encryption technology to fit various vertical markets. We will fund the lab jointly with Quantum Digital.

         In August 1999 we acquired a 60 percent interest in an Australian company to distribute certain of our products in various territories including Australia and Asia. We paid one Australian dollar for the shares and entered into a software and marketing license agreement with the subsidiary. We received a $250,000 license fee, and will receive royalty payments in return for an exclusive non-transferable right to use, reproduce and exploit certain of our software. In March 2000, the subsidiary merged with Capricorn, an inactive Australian company listed on the Australian stock exchange. The merger was considered a reverse acquisition with Capricorn as the surviving company. Capricorn changed its name to B2B, Net Technologies, Ltd. Concurrent with this transaction B2B completed an Australian public offering and raised approximately $3.4 million for working capital. As a result of these transactions, we own 45 percent of B2B and have an irrevocable two-year proxy to vote an additional 15 percent of B2B's shares that are owned by another stockholder.

         In April 2000, we entered into a 30-year management agreement and a preferred provider agreement with PrimeRX.com, Inc. (previously known as PrimeMed Pharmacy Services, Inc.), a pharmacy management services company. PrimeRx offers a variety of managed care pharmacy services that enable its clients to more effectively manage their pharmacy benefits. PrimeRX's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. PrimeRX also operates more than 40 pharmacies across 9 states serving more than 1 million managed care enrollees. The agreement provided for an option to exchange up to 33 percent of PrimeRx stock for 3 million e-MedSoft shares. On April 12, 2000 the majority of the shareholders of PrimeRx exercised their option to purchase approximately 2.6 million shares of our stock in exchange for approximately 29 percent of PrimeRx's outstanding shares. Based on the management contract and the equity ownership in PrimeRx, we will consolidate their operations beginning in fiscal 2001.

         In May 2000, we acquired Illumea Corporation in exchange for approximately 1.3 million shares of our common stock. Illumea develops and markets Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. FiberPix, Illumea's first application, enables multiple simultaneous users to view interactively a microscope's high fidelity images in real time over the Internet. For example, pathologists can view tissue samples without traveling to a hospital.

         In June 2000, we acquired VidiMedix in exchange for assuming approximately $6.2 million in debt, payable in approximately 380,000 shares of common stock, warrants to acquire approximately 336,000 shares of our common stock at an exercise price of $8.63 and approximately $2.9 million in cash. In addition, we committed to issue up to $6 million in shares of additional common stock as an earn out payment based on VidiMedix achieving certain sales targets over the next fiscal year. VidiMedix provides network medicine solutions that enable physicians to deliver remote examination, diagnosis, and treatment to patients via secure, private and collaborative interactions using advanced Internet and Web technologies.

         Also in June 2000, we acquired Resource Healthcare for approximately $1.5 million in cash and approximately 113,400 shares of our common stock with a value of $1,000,000. In addition we committed to issue additional common stock with a value of $500,000 as an earn out payment based on Resource achieving certain earnings targets over the next fiscal year. Resource provides pharmaceutical and infusion services to long-term care, assisted living, and residential care facilities throughout Nevada. Services offered by Resource include consulting, training, billing, supplies management, and facility systems development.

         Also in June 2000, we entered a five year Strategic Marketing Agreement and Preferred Vendor relationship with Allscripts, Inc. The partnership designates e-MedSoft as the preferred pharmacy services vendor of Allscripts and also allows for the exploration of integrating Allscripts technology into e-MedSoft's core medical business solutions. In return, e-MedSoft has designated Allscripts as the preferred point of service prescribing, in-office dispensing and routing solution.

BUSINESS OVERVIEW

         We offer comprehensive portal solutions for the health care industry that clients access through the Internet in order to interact securely with a range of connectivity, content, and commerce application services. We focus on delivering these services in six key areas, which we are continuing to build upon and develop in order to provide the most comprehensive and relevant services possible. These six areas are pharmacy services, financial services, medical business services, commerce services, collaborative multi-media services, and professional services.

         We are augmenting our foundation in the connectivity area with other core services to provide a "complete" solution for providers and healthcare organizations. Our services are delivered through an application service provision (or ASP) model over an Internet-based information and transaction platform. Our ASP model frees clients from the need to own and manage related computer systems, networks, and software, and addresses the fundamental concerns of cost and infrastructure and allows us to add services, functionality, and technical upgrades to our clients on an ongoing basis.

         Our services facilitate and streamline interactions among physicians, payors, suppliers, providers, and patients. Our services simplify workflows, decrease administrative costs, and improve the overall quality of patient care. Through a simple web browser, users access the services to interact in real time, which facilitates more informed decision-making at the point-of-care.

         We have developed a number of strategic alliances with several well-known companies in the health care and information technology (IT) industries, such as Sun Microsystems, Oracle Corporation, NCFE, and University Affiliates IPA and Allscripts. These relationships are designed to accelerate our market penetration. In addition, we are acquiring a well-developed client base, additional products and services, and intellectual capital through our acquisitions.

INDUSTRY OVERVIEW

         Increases in health care expenditures have been driven principally by technological advances in the health care industry and by the aging of the population, as older Americans utilize more health care resources on a per capita basis. With the increase in costs, health care systems have migrated toward more managed care reimbursement, including discounted fee-for-service and capitation. Aggregate health care costs are expected to continue to rise.

         The Internet's open architecture, universal accessibility, and growing acceptance make it an increasingly important environment for business-to-business and business-to-consumer interaction. Use of the Internet is rapidly expanding from simple information publishing, messaging, and data gathering to critical business transactions and confidential communications.

         We believe the health care industry's core constituents - physicians, payors, suppliers, and patients - will benefit from timely access to patient-specific information and payor content, such as benefit rules and care guidelines, in order to reduce the complexity of administration, increase compliance with benefit plan guidelines, secure appropriate use of health care resources, and improve the quality of patient care.

    PHYSICIANS

         Physicians are confronted with a proliferation of health plans, each of which has complex clinical, administrative, and financial rules and guidelines relating to matters such as eligibility for prescriptions, lab tests, referrals and follow-up visits, scope of coverage, and co-payments. These complex rules and guidelines require administrative personnel to spend significant time navigating the cumbersome administrative procedures of a large number of health plans often after the medical care has been given or prescriptions or referrals have been written. This complexity has created demand for real-time information exchange across all patients and all payors to streamline cumbersome and time-consuming clinical and administrative processes.

    PAYORS

         Payors, such as health maintenance organizations (commonly referred to as HMOs) and pharmacy benefit managers, are finding less incremental value in the historical levels of managed care. In order to stem the unabated growth in health care costs, managed care plans must do more than automate the administrative and financial processes that govern the provision of services and the payment of claims. While administrative costs account for approximately 15 percent of annual health care expenditures, it is the cost of care itself, approximately 85 percent of annual health care expenditures, that primarily drives the growth in health care expenditures. We believe that compliance with benefit plan guidelines that promote more efficient use of health care resources and adherence to best practices will result in cost reductions and improvements in the quality of care. Payors are seeking an efficient channel to communicate their benefit plan rules and care guidelines to physicians at the point-of-care in order to realize savings.

    SUPPLIERS

         Pharmacies, clinical laboratories, and other suppliers are being forced to become increasingly efficient in managing their business as managed care organizations have negotiated significant reductions in price and demanded measurable improvements in quality. Pharmacies continue to incur substantial inefficiencies in the process of managing orders with physicians and patients. Physicians have been slow to adopt these systems because they are proprietary in nature and are usually limited to results reporting. Consequently, clinical laboratories incur unnecessary administrative costs associated with processing and reporting orders and also incur significant losses related to tests for which reimbursement is not authorized.

    PATIENTS

         As the payor exerts increasing influence over plan design, service coverage, and provider access, patients are demanding ever more objective measures of quality and cost. This is evidenced by the unprecedented demand for health care information on the Internet, confirming both the absence of information from traditional sources and the desire for additional sources of objective, credible, and trustworthy information.

         The Internet is accelerating the empowerment of provider and patient. Physicians are utilizing the Internet to gather more and better information, enhance communication with other health care participants, streamline processes, and improve cash flows. Patients are turning to the Web to educate themselves on clinical conditions and treatment, learn about and change health plan benefits, seek the support of physicians and other patients, and conduct e-commerce transactions. Web technology is making it easier for consolidated or affiliated entities to operate within increasingly large and complex organizations. Along this line, Web technology can be used to further integrate disparate systems and improve information access and communications for remote parties.

OUR BUSINESS STRATEGY

         Our business strategy is focused on providing client-driven solutions that leverage our Internet platform and our comprehensive suite of products and services for the health care industry. We provide solutions that are relevant, personalized, and cost-effective for our clients, while maintaining an ASP delivery model. Our strategy includes the following key elements:

         CAPITALIZE ON THE EXPANDING HEALTH.NET MARKET. The Internet, as a low cost and flexible communications platform is the fastest growing technology medium in history. Health care, the largest sector of the U.S. economy, is inefficient, fragmented, and suffers from poor information flow. We believe the Internet will dramatically change how information flows and is exchanged and how people and organizations interact in the health care sector. The "Health.net" industry refers to the application of Internet technologies in the health care sector and consists generally of three key segments: connectivity, content, and commerce. Unlike solutions that encompass and integrate all three of these segments, traditional information technology vendors in the health care sector struggle to provide a comprehensive Health.net solution as there is no clear legacy solution for these markets. We believe our technology platform has positioned us at the forefront of this emerging market where few market leaders have been defined.

         LEVERAGE OUR INTERNET TECHNOLOGY. We leverage our Internet technology to create health care networks that provide secure transactions and communications among a broad range of health care participants, regardless of their legacy computing platforms. Unlike traditional proprietary solutions that focus on point-to-point communications, narrowly defined transactions, and single platform utilization, our Internet technology allows us to link and integrate all categories of health care participants, including payors, providers, suppliers, and consumers. The result is reduced paper-based transactions, reduction of redundant data entry, shortened cycle times, better informed decisions, and a significant decrease in the overall communication inefficiencies created by traditional proprietary systems.

         CONTINUE TO EXPAND PRODUCT FUNCTIONALITY AND SERVICE CAPABILITY. On an ongoing basis, we are identifying key functionality and supporting data that is critical to particular industry participants or can add significant value to our solutions. We plan to offer continually a competitive suite of products and services by building native, Internet-based applications and data encompassing the identified functionality, by acquiring businesses or technologies, and by enabling third-party applications to operate, integrate, and exchange data on our platform. In addition, our solutions are designed to support our customers as their businesses grow and evolve. Our platform is designed to scale to accommodate high volumes of transactions simultaneously and provide flexibility so that customers can add or modify applications and service capabilities to react to changes in the health care marketplace.

         FORM STRATEGIC RELATIONSHIPS WITH LEADING HEALTH CARE PARTICIPANTS. We are aggressively pursuing and forming strategic relationships with leaders in key health care industry segments to enhance our portfolio of applications and services, increase the number of connected users, and provide specialized industry expertise for new applications. In addition, we plan to acquire companies with strategic relationships with leading health care industry participants. We believe this strategy also provides accelerated market awareness and demand for our services through the influence of these partners both directly, through their use and sales efforts, and indirectly, through their relationships with other potential customers. To date, we have been very successful in forming key strategic partnerships as demonstrated by our relationships with leading organizations such as Sun Microsystems, NCFE, University Affiliates IPA, PrimeRX, Quantum Digital, and Allscripts.

         PURSUE USAGE-BASED BUSINESS MODEL. We are offering network-based transaction and information services on a fee for service basis. This pricing model reduces the initial investment required to obtain the benefits of high-end information technology systems, enabling physicians, small organizations, and individuals to gain access to these systems for the first time. By enabling the shift from fixed information technology costs to variable costs and outsourcing much of the information technology requirements, we believe that we will be able to achieve a critical mass of users and also significantly differentiate ourselves from competitors.

         PROVIDE A "FULL SERVICE" SOLUTION. We are aggressively pursuing a strategy to provide our clients with the most comprehensive portal solutions by combining relevant connectivity, content, and commerce elements for the health care sector. Additionally, we offer consulting, application development, systems integration, and network management services to provide complete customer-specific solutions. By offering a continuum of products and services, we can provide customers with an end-to-end migration path from the customers' legacy systems and processes to our Internet-based model.

         CAPITALIZE ON CORPORATE STRUCTURE. Our acquisitions of e-Net, Illumea, VirTx, VidiMedix and Resource Healthcare and our agreements with NCFE, PrimeRX, Quantum Digital, and Allscripts have created a vertically integrated entity that has greater financial strength, stability, and technology than each individual company. This structure provides the basis for international expansion, technology sharing, cross-marketing, and potential cost-saving benefits.

         CONTINUE PRODUCT DEVELOPMENT. We believe that a key to our growth is an ongoing focus on research and development to ensure our product offerings and technical capabilities will continue to strive to meet the evolving needs of our existing and potential customer base. Our research efforts focus on enhancements to existing product offerings, new product development and the integration of third party products. In developing products, our goal is to ensure our information systems are highly flexible and quickly adaptable and can serve the information access needs of an increasingly broad range of users.

SUMMARY OF COMPETITIVE ADVANTAGES

         We believe that we are uniquely qualified to compete with both Internet and traditional health care information system providers that are either planning to or just emerging with Internet-based solutions. Our solutions not only enable our customers to utilize the existing data repository and to maintain the management capabilities of existing systems, but also to re-direct their focus on making information available to all authorized individual users in the value chain.

         We believe that our primary competitive advantages will be the following:

    - the ability to provide a comprehensive set of services that is cost-effective to initiate;

    - the ability to provide a personalized portal for our clients that incorporates a comprehensive range of applications and services for health care providers and organizations;

    -   the ability to provide end-to-end service;

    - delivery of our services through an Internet-based ASP model, which provides a single access point to our suite of services and reduces the need to purchase and manage hardware, software, and network capacity;

    - providing our clients with ongoing upgrades of technology and functionality without significant investments;

    - the pay-as-you-use pricing model ensures client costs are directly related to the benefits delivered by the service; and

    - client access to their solution anywhere and anytime as only a browser is needed to interact with our applications.

PRODUCTS AND SERVICES

         We offer comprehensive portal solutions for the health care industry that clients access through the Internet in order to interact securely with a range of connectivity, content, and commerce application services. We are augmenting our connectivity foundation with other core services to provide a "complete" solution for providers and Healthcare organizations. We focus on delivering these services in six key areas, which we are continuing to build upon and develop in order to provide the most comprehensive and relevant services possible. Recent acquisitions and other agreements have supported this development. We group our products and services as follows:

    -   e-MedSoft Pharmacy Services

    -   e-MedSoft Medical Business Services

    -   e-MedSoft Financial Services

    -   e-MedSoft Multi-Media Services

    -   e-MedSoft Commerce Services

    -   e-MedSoft Professional Services

E-MEDSOFT PHARMACY SERVICES

         We offer full-service, standard and Internet-enabled pharmacy services to physician offices, clinics, IPAs, physician practice management organizations, managed care health plans, nursing homes, correctional facilities and community health centers. Our solutions encompass management of ambulatory pharmacies, claims verification auditing services, drug utilization evaluation services, physician office dispensing, and home delivery of prescriptions and other healthcare products through the Internet.

We currently offer pharmacy managed care services to over one million managed care enrollees and operate fifty ambulatory pharmacies in twelve states, in addition to servicing over two hundred million claims through our unique and unparalleled line item auditing technology, RXAudit.com.

         In addition, we will soon be providing a comprehensive solution for the health care industry that includes on-line clinical information on diagnosis, drug information, and patient education. We will provide on-line resources that help reduce adverse drug events and improve the quality of patients care by providing the most accurate, up-to-date, and clinically relevant drug, laboratory, and diagnostic information.

E-MEDSOFT MEDICAL BUSINESS SERVICES

         We provide personalized portal solutions for physician-based payor organizations, clinics, and physicians offices through our Medical Business Services. e-MedSoft's Managed Care services are designed to combine unique application requirements for patient and practice management systems with integrated managed care services. This service can be privately branded for each corporate customer and provides complete Internet-enabled applications and services for the payor organization. We will target our managed care services to HMO's, third-party administrators, independent physician associations, and self-funding organizations.

         e-MedSoft's Practice Services are designed to increase the efficiency, productivity, and management of physician-based clinics and offices and provide access to practice information. We reduce the need for physicians and their staff to maintain computer servers and upgrade applications, which allows them to concentrate on providing high quality care to their patients. e-MedSoft's Practice Services are designed to bring total automation to the entire cycle of the patient visit from scheduling and registration, through the entire examination and treatment, and ending with the management of claims processing and accounting.

         e-MedSoft Credentialing centralizes the credentialing process for providers and managed care organizations, and is designed to achieve regulatory compliance while minimizing risk. e-MedSoft credentialing provides Practitioner access to update files anytime, anywhere and a broad range of functionality such as tracking and reporting.

E-MEDSOFT FINANCIAL SERVICES

         Our financial services solutions are provided through e-MedSoft's strategic relationship with NCFE. Through the relationship, we will provide our clients with a full line of web-based financial services tailored to the health care industry. The services will include accounts receivable financing, lease acquisition, loan acquisition, self-pay financing, and merger and acquisition assistance. The services will also provide a significant level of reporting capability at the client and patient levels. This unique portal will serve as a comprehensive health care management and financing tool for hospitals, group medical practices, home health organizations, and other health care providers to maximize their resources.

         NCFE, known as the innovator in the securitization of health care receivables, is the largest provider of this service in the United States with relationships with over 2,000 health care organizations. NCFE created the first multi-seller healthcare receivables program to receive AAA credit ratings.

E-MEDSOFT MULTI-MEDIA SERVICES

         We are a leading provider of secure multimedia medical network solutions. We design original networks that are built on advanced technologies and deployed using computing, video-conferencing, and medical peripheral instruments to support a wide array of applications.

         We leverage a combination of in-house developed and best-of-breed communications, collaborative software, robust image capture and manipulation capabilities, and the latest video technology to create a scalable, supportable, and upgradeable network infrastructure. By constantly evaluating and assessing new technology, we maintain a suite of solution components that can be configured to meet the specific, unique requirements of our clients.

         Within Multi-Media Services, our Illumea solution provides Internet-based remote inspection and image sharing solutions based upon proprietary compression and streaming technology. Our core, patented protocol utilizes our technology to deliver diagnostic-grade real-time, high-fidelity video images. The solution enables remote collaboration and sharing of data images in the life sciences, material sciences, and clinical/medical markets.

         Similarly, our VidiMedix solution allows physicians to create virtual examination rooms and multimedia patient information centers from their workstations through simple, intuitive user interfaces. The recently developed Series 2000 software allows integration of real-time information from health information systems providing patients' medical and billing records, physicians' schedules, decision support systems, and outcomes measurements.

E-MEDSOFT COMMERCE SERVICES

         e-MedSoft's Commerce Services enable buyers and sellers in the health care industry to eliminate the inefficiencies of the traditional supply chain and provide substantial benefits by reducing order processing and tracking costs and improving the utilization of data relating to products, services, transactions and market trends.

         Our e-MedConnect Solution is a unique application commerce architecture developed by e-MedSoft for business-to-business applications in the health care market.

         e-MedConnect enables application services that can be tailored according to each individual user, breaking down traditional technical barriers inherent in transacting over the Internet. This service offers numerous advantages, including multilingual presentation, easy back office integration and comprehensive personalization.

         e-MedConnect allows health care organizations to extend existing applications out to the Internet or to add new e-commerce or e-business applications such as

    -  inventory management,

    -  order fulfillment services,

    -  Web-catalogue capabilities, and

    -  supply chain and procurement management.

         Our Medoris solution is focused on becoming the Internet superstore for health care professionals. The Medoris marketplace enables buyers and sellers to reduce many of the inefficiencies of the traditional health care supply chain and provides substantial benefits to participating buyers and sellers by reducing order processing and tracking costs and improving the utilization of data relating to products, services, transactions, and market trends.

         Also within e-MedSoft's Commerce Services are e-commerce services for the healthcare industry through our HomeMedical-All.com and Beauty-All.com web-sites. Further, our Clinic Medications purchasing service affords physicians the ability to purchase in-clinic use prescription medications at significant savings.

E-MEDSOFT PROFESSIONAL SERVICES

         e-MedSoft.com is committed to providing the highest-quality, end-to-end service to our customers and offers a range of professional services to compliment our clients internal IT sources. Our Professional Services include

         PROJECT MANAGEMENT: Our Project Mangers are available to help plan specific e-health projects and assist every step of the way to a successful solution. Our Project Management team has considerable experience in implementing phased projects to minimize the impact on day-to-day operations.

         CONSULTING: We offer a wide array of outsourcing and consulting services. These services extend beyond managing data processing operations to encompass strategic management services in information technology planning, major system conversions and network-infrastructure management. Strategic consulting services also include "e-Health Readiness Assessment" and "HIPPA Compliance"

         INTEGRATION: Increasingly customers are looking to integrate their e-healthcare applications with legacy systems. Our integration team can provide system integration solutions which include hardware, software and consulting services.

         IMPLEMENTATION: Where needed, we can provide experienced implementation personnel for analysis, design, development and testing assistance.

         TRAINING: Our Training services provide clients with the necessary skills needed to run e-MedSoft.com systems. Our training programs encompass business process personalization and usage, application usage and interface deployment with existing systems.

SALES AND MARKETING

    TARGET MARKETS

         Providers. Our target provider customers include aggregators of individual physicians such as large medical groups, independent practice associations, physician practice management companies, and other large, organized physician entities. In particular, we seek to form strategic relationships with providers with a high degree of involvement in managed care, especially providers that are involved in activities such as capitation, which requires them to bear some level of insurance risk for each enrolled patient.

         Payors. Our target payor customers include managed care organizations, indemnity insurers, third-party administrators, and federal and state governmental agencies. As managed care penetration increases and risk-based medicine becomes more prevalent, payors are finding less incremental value in the historical levels of managed care. In order to stem the unabated growth in health care costs, payors must do more than automate the administrative and financial processes that govern the provision of services and the payment of claims.

         Suppliers. Our target supplier customers include large national laboratory companies, pharmaceutical companies, and pharmacy benefit managers. These customers are being forced to become more efficient in managing their business as managed care organizations have negotiated significant reductions in price and demanded measurable improvements in quality.

    SALES AND MARKETING APPROACH

         Our sales and marketing efforts are organized according to our three main customer segments: providers, payors, and suppliers. We have 20 direct sales staff across our business units targeting potential customers in each market segment by region. In addition, senior management plays an active role in the sales process by cultivating industry contacts. We market our applications and health care portal services through direct sales contacts, strategic relationships, the sales and marketing organizations of our strategic partners, participation in industry tradeshows, articles in industry publications, and by leveraging our existing client base and strong network of relationships. We support our sales force with technical personnel who perform demonstrations of our applications and assist clients in determining the proper solution configurations.

         We are executing a comprehensive marketing strategy that is focused on entering and sustaining profitable growth in all three Internet health care sectors: content, connectivity, and commerce.

         To support our sales forces and our distribution channels, we have an experienced marketing staff that is focused on designing, creating, and executing sophisticated marketing plans to attain our objectives. We create "go to market" plans and often conduct campaigns with our key partners. We continue to focus on building awareness and acceptance of our products through our own resources, our distribution channels, and the Internet.

STRATEGIC RELATIONSHIPS

         We have entered into several strategic relationships that we believe will enhance our application portfolio, provide important specialized industry expertise, increase our market penetration, and generate revenue. Some of these key relationships are described below:

         Sun Microsystems is the leading global provider of high-quality hardware, software, and services for expanding the power of networks, including the Internet. With more than $10.0 billion in annual revenues, Sun Microsystems is in more than 150 countries with 26,000 employees worldwide.

         On February 22, 1999, Sun Microsystems presented our Web-based health care solution to the general public at the HIMS conference, where representatives demonstrated our technology in Sun Microsystems' booth. This introduction was followed up in a press release by Sun Microsystems on the same day. We have a premier independent software vendor status (only 60 ISV's out of several thousand achieve Premier status), enabling us direct access to Sun Microsystems' installed base and sales force. In addition, we are jointly developing marketing programs with Sun Microsystems that create exposure in the health care market. Furthermore, we are part of a showcase program that focuses on Java technology and, as a result, we are able to access Sun Microsystems' Java confidential research, development, and technical support on Java. We have recently been selected to participate in the SunTone program. The President of Sun Microsystems' Computer Division, Masood Jabbar, currently serves on our board of directors.

         We were recently named as a founding member of Sun Microsystems' Sun Tone Architectural Council, an industry wide initiative to establish service level guarantees on the quality and reliability of network based services through the Internet. Through the SunTone initiative, ASP's such as us, implement and proactively monitor the quality of online services.

         e-Net, our UK-based subsidiary, is one of Sun Microsystems' premier resellers in the United Kingdom and is designated as a preferred partner. On January 27, 2000, e-Net was awarded "Reseller of the Year" honors from Sun Microsystems for its commitment to Java technologies, ASP business model, and Internet services. e-Net and Sun Microsystems have a long history in the United Kingdom, together opening the first Java Center in Europe in 1997 and launching one of the first corporate internet service provider, or ISP, businesses in the United Kingdom. Based on a suite of high performance Sun Microsystems servers, this ISP business continues today and now hosts over 200 corporate clients and many ASP implementations and continues to be operated on a pure Sun Microsystems environment.

         Oracle Corporation is the world's second largest software company and the leading supplier of software for enterprise information management. We have chosen Oracle as a database platform of choice for our ASP solutions and are working with Oracle as one of their first dedicated ASP partners. The marketing partnership will include co-marketing on the Oracle Web-site, in Oracle collateral communications, press releases, and on road-shows.

         In the United Kingdom, e-Net is a Premier Partner of Oracle solutions and was one of the first partners chosen by Oracle when they established their own primary reseller channels in the United Kingdom. e-Net remains a Premier Partner in the top tier with tools, middleware and groupware, and specialist expertise in database administration and consultancy. e-Net has recently been elevated by Oracle as one of their select "visionary" partners for Europe and will be working closely with Oracle on emerging European strategic developments.

         NCFE is among the three largest financiers in the health care industry with more than $3.0 billion of assets and an extensive list of clients and relationships across the health care industry. In February 2000, we entered into a seven-year contract pursuant to which we will provide Internet portal solutions for NCFE, providing a full suite of health care information services that connect NCFE's related physicians, clinics, hospitals, and managed care organizations. NCFE's multi-billion dollar base of health care clients represents one of the largest U.S. concentrations of health care organizations (over 2,000), producing hundreds of thousand of transactions each day.

         University Affiliates is a non-profit organization working in conjunction with physicians and 14 affiliated hospitals. University Affiliates offers a full range of management services to its physicians as well as other groups and services more than 2,600 physicians and 80,000 patients. University Affiliates is the largest accredited IPA in the nation and enjoys preferred relationships with Blue Cross, CIGNA, Health Net, Maxicare, and many other well-known health plans. Through our agreement with University Affiliates, we are developing, organizing, and administering a comprehensive health care portal that will provide our products and services exclusively to University Affiliates's client base. The relationship is for a term of 10 years, and University Affiliates will utilize our technologies on an exclusive basis during that period. An integral component of the relationship between University Affiliates and us will be collaboration with our customers to relieve individual care providers of excessive financial risk while improving their administrative capacity and accountability. We are currently in the process of implementing our systems into the University Affiliates network.

         Allscripts is a leading provider of point-of-care medication management and productivity solutions. Allscripts provides services to over 10,000 physicians at 3,000 sites across the US. We have entered a five year Strategic Marketing Agreement and Preferred Vendor relationship with Allscripts, Inc. The partnership designates e-MedSoft as the preferred pharmacy services vendor of Allscripts and also allows for the exploration of integrating Allscripts technology into e-MedSoft's core medical business solutions. In return, e-MedSoft has designated Allscripts as the preferred point of service prescribing, in-office dispensing and routing solution.

OUR TECHNICAL PLATFORM

         The underlying technologies of our portal services include a sophisticated Web architecture and systems foundation together with a comprehensive online transaction processing environment focused on every aspect of health care management. The system is designed to request, receive, rationalize, and present relevant information to the clinician. Underlying these processes are the capabilities to acquire, validate, and maintain patient and plan-specific directories, house and execute payor and provider-specific rules, as well as analyze and report results. Our ASP system incorporates the following features:

    - Compatibility: Our technology solution is designed to work with virtually any computer system, including systems at the desktop. The industry-wide challenge of building interfaces to integrate with providers' and payors' existing systems is significantly simplified with our platform. Our platform includes a proprietary interface engine that has a comprehensive library of interface protocols and provides tools that simplify interface creation and data integration. Moreover, our platform includes a data/process model that uses new standards to seamlessly integrate functions into the workflow of client applications.

    - Security: A security database defines the relationship among all elements in the system and maintains the required information to support all functions, including login, availability of data, user-privileges, user activity and inactivity monitoring, access control, transaction routing, billing, and error messages. The security database has been designed to address unauthorized disclosure of information, unauthorized modification of information, loss of data integrity, and denial of service. In addition, Quantum Digital's technology provides full authentication and encryption, as well as firewall technology among all sub-networks throughout the system to immediately identify break-in attempts and automate lock out if breaches are suspected.

    - Scalability: The system architecture is designed to support redundant network infrastructure and to be distributed across multiple physical servers to enhance scalability. Each ASP point-of-presence will have four servers per node, two application servers, and two data servers, all linked on fiber channels. Additional computers and network links can be added and self-discovered without a system outage for growth.

    - High Availability: We will maintain a fully redundant systems architecture operating in our data centers. These centers are designed to be in operation seven days a week, 24 hours a day, 365 days a year. High availability for these operations will be assured through the use of:

              -    uninterrupted power supply equipment;

           -   building-independent cooling and environmental systems;

           -   duplicated network, application, and database servers;

           -   duplicated primary rate interface dial-up facilities;

           -   redundant array of independent disks systems;

           - duplicate fiber optic telecommunications connections to enable access to the Internet;

           -   automatic fail-over of critical network services; and

           - 24 hour-a-day monitoring of network connectivity, traffic, hardware, and software status.

           - Disaster Recovery: Our facilities and operations will include redundant backup and security to ensure minimal exposure to systems failure or unauthorized access, as well as a comprehensive and prudent disaster recovery plan. Incremental backups of both software and databases are performed on a daily basis and a full system backup is scheduled monthly. Backup tapes are stored at an offsite location along with copies of schedules/production control procedures, procedures for recovery using an off-site data center, all off-site documentation, run books, call lists, critical forms, and supplies. We also maintain power backup throughout the enterprise should a power outage occur within the data center.

CUSTOMER SUPPORT

         We believe that a high level of customer support is necessary to achieve wide acceptance of our solutions. We provide a wide range of customer support services through a staff of customer service personnel, multiple call centers, and an e-mail help desk. We also intend to offer web-based support services that are available 24 hours a day, seven days a week, which will be frequently updated to improve existing information and to support new services. We will also employ technical support personnel who will work directly with our direct sales force, distributors, and customers of our applications and services. In some cases, we provide our customers with the ability to purchase maintenance for our applications and services, which includes technical support and upgrades.

PATENTS, TRADEMARKS, AND INTELLECTUAL PROPERTY

         We rely upon a combination of trade secrets, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements, and technical measures to maintain the secrecy of our intellectual property. We believe that patent, trade secret, and copyright protection are less significant to our success than our ability to further develop applications. We have several trademarks in the United States and internationally.

COMPETITION

         The market for health care information systems and services is highly competitive, rapidly evolving, and subject to rapid technological change. Many of our actual and potential competitors have announced or plan to introduce Internet strategies. Our competitors can be divided into the three key segments: connectivity, content, and commerce.

CONNECTIVITY SEGMENT

         Physicians and other providers have begun to organize themselves into large networks in response to managed care contracting by employers. These very large enterprises include multi-specialty medical groups (such as Cleveland Clinic and Scripps Clinic), integrated delivery systems of doctors, hospitals, and home care (such as Henry Ford Health Care, and Healthsystem Minnesota), Independent Physicians/Practice Associations (IPAs such as the North American Medical Management division of PhyCor and Hill Physicians), and a variety of similar entities. Traditional suppliers of information systems to this market include IDX, Medic, HBO-CyCare, SMS, EPIC, and Medical Manage. Each has begun an effort to Web-enable their applications.

         Connecting these provider organizations to payors for claims reimbursement through EDI is routine, compared to less routine services such as obtaining online eligibility data, claims status, and credentialing. For IPA's, the lack of connectivity is a real problem and companies like Healtheon have entered this market with Internet products. Many of these Internet-based products are in various alpha and beta states, and we believe the solution we offer will be superior.

         A third segment of the connectivity market involves linking the patient to the physician's office, hospital, or managed care organization, using a consumer web page, health risk assessment, lab result reporting, and other features. A number of smaller regional players have entered this market (such as Central Station, LifeMaster, and LifeStar) with consumer-oriented wellness and disease management products. We propose to either duplicate these product features or acquire a competitor.

         CONTENT SEGMENT

         The Internet is an ideal platform on which to build content-based service offerings. While thousands of health care-related Web sites have been created during the last few years, a limited number of for-profit companies are emerging as the leading candidates to become health care portals. These companies typically target either consumers or physicians and, in some cases, both groups. While individual strategies vary, content companies generally focus on creating and aggregating content, building communities, offering value-added services, and facilitating commerce. Accordingly, successful business models in this segment will likely rely on multiple revenue streams, including advertising, sponsorship, service, commerce, and other service-related fees.

         Like most Internet companies, content providers strive to get big fast. The leading content companies are typically one of the first movers in their space. Through internal development, partnerships, and acquisitions these companies focus on rapidly creating high quality content and service offerings, acquiring customers, and building powerful brand names. Competitors in this segment include such companies as America's Doctor Online, Intelihealth, Dr. Koop.com, and Physician's Online. Our focus in this area is to provide primarily physician-based professional content that acts as another value-added service to our overall solution.

         COMMERCE SEGMENT

         E-commerce is dramatically changing the way businesses interact with customers and is re-designing fundamental business processes, such as sales, customer service, and inventory management. In the health care market the range of products that can be offered online is broad and not encumbered by space constraints. While many of the consumer-oriented health care e-commerce sites serve as shopping destinations for the direct purchase of goods and services many of the business-to-business e-commerce companies are focused on creating online business communities that facilitate the purchase of health care products. These companies are creating Web-based markets that aggregate vendors' products at one site, streamline workflow for purchases, and enhance communications between buyers and sellers.

         The business-to-business e-commerce companies allow purchasers to benefit from time and cost savings, while sellers are provided with an online distribution channel that typically expands well beyond their traditional reach. In addition to aggregating products and providing value-added content, many of the business-to-business e-commerce companies provide customized applications designed to be integrated into a customer's daily business process, further tightening the vendor-customer relationship. These companies are paid fees based on a percentage of the transaction, usually by the seller. While companies plan to process and fulfill orders, they generally do not warehouse products and, therefore, do not face inventory risks. Successful commerce companies will need to provide high quality and secure service to overcome any psychological barriers to purchasing health care products online. Additionally, the Internet allows consumers to make price comparisons instantly, resulting in a highly competitive environment and in potential margin pressure. Providing products and services in all three segments and forming a strong brand around all of them will be the best defense against pricing pressure and provide for profitable growth. The most notable competitors in the e-commerce segment include ChannelPoint, Chemdex, Neoforma, and PlanetRx.

TRADITIONAL HEALTH CARE INFORMATION TECHNOLOGY (HIT) COMPANIES

         In addition to the Internet health care companies, the leading companies from the traditional HIT industry compete against us. These companies are pursuing Web strategies that generally focus on two goals: Web-enabling existing product lines and creating Web-based offerings with entirely new functionality, such as disease management applications and connectivity solutions.

         These companies have several advantages over the Internet health care companies, including a large customer base and strong customer relationships, deep domain expertise, and a thorough knowledge of the legacy IT infrastructure. They, however, are disadvantaged in other ways. HIT companies typically possess different core competencies and managerial strengths, focusing more on mainframe and client/server technologies. This presents a difficult situation for them in extending those solutions to leverage the internet and also can have a detrimental effect on the sales of existing legacy product lines.

         We face intense competition within all three Internet market segments. Furthermore, major software vendors and others, including those specializing in the health care industry that are not presently offering applications that compete with those offered by us, may enter our market. In some cases, large customers may have the ability to compete directly with us as well. Many of our competitors and potential competitors have significantly greater financial, technical, development, marketing, and other resource capacity as well as greater market recognition than we have. Many of our competitors also have or may develop or acquire a substantial established and installed customer base in the health care industry. As a result of these factors, our competitors may be able to respond much faster to new or emerging technologies and to devote greater resources to the development, promotion, sales, and delivery of their applications or services than we can.

EMPLOYEES

         As of March 31, 2000, we employed over 145 employees and 65 contractors providing services in development and engineering, delivery and support, sales and marketing, and corporate finance and administration. We intend to increase our employee base in conjunction with our planned expansion.

         None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe we have a good relationship with our employees. Our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, most of whom are not bound by employment agreements.


RISK FACTORS

     Shareholders and investors in shares of the Company's Common Stock should consider the following Risk Factors, in addition to other information in this Report.

     WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE AN INVESTMENT
DECISION.

     We began operations in January 1999 with the acquisition of an Internet-based health care management system and the subsequent acquisition of e-Net, a company based in the United Kingdom, in March 1999. Because we have recently begun operations, it is difficult to evaluate our business and our prospects. Our revenue and income potential from our Internet solutions business is unproven and our business model is still emerging. Since January 2000, we have completed the following significant transactions:

     - entered into a seven-year agreement with NCFE to develop and host an interactive health care "e-finance" distribution network on the Web;

     - acquired VirTx, a leading provider of secure collaborative medical networks;

     - entered into a 10-year exclusive license agreement with Quantum Digital for its patented security encryption and data scrambling technology;

     - entered into an agreement with PrimeRX to provide pharmacy management services

     - acquired Illumea, which develops and markets Internet-based remote inspection and image sharing solutions

     - acquired VidiMedix, which provides network medicine solutions for physicians to deliver remote examination, diagnosis, and treatment to patients, and

     - acquired Resource HealthCare, which provides pharmaceutical and infusion services to long-term care and assisted living facilities throughout Nevada.

     Our historical financial information is of limited value in projecting our future operating results because of our limited operating history as a combined organization and the emerging nature of our markets. Our revenues through March 31, 2000 primarily represent revenues generated by e-Net from the sale and installation of computer systems.

     WE HAVE INCURRED AND WILL CONTINUE TO INCUR LOSSES.

     We began operations in January 1999 and have incurred net losses from operations in each fiscal period since then. As of March 31, 2000, we had accumulated losses of approximately $10.6 million. In addition, we currently intend to invest heavily in acquisitions, infrastructure development, applications development, and sales and marketing in order to expand our services to a growing number of potential customers and partners.

     For the foreseeable future, we expect to incur significant expenses, including the following:

     -    funding operating expenses;

     -    developing additional infrastructure; and

     -    bringing to market additional products and services.

         As a result, we expect to incur operating losses for the foreseeable future. We cannot be certain that we can achieve sufficient revenues in relation to our expenses to become profitable. We expect our revenue to be generated from our pharmacy services, financial services, medical business services, commerce services, collaborative multi-media networking services, and professional services. However, our business model is still evolving, and we are unable to predict the amount and timing of revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

         WE FACE RISKS ASSOCIATED WITH OUR OFFSHORE OPERATIONS.

         We currently derive a significant portion of our revenues from e-Net, our U.K. subsidiary. We now have operations in Australia and we intend to seek other significant acquisitions outside the United States. If problems develop in an offshore subsidiary, which local management is unable to handle, it will be difficult for our management to react in a timely manner due to the geographical separation and time differences. This inability to react quickly and sufficiently could have material adverse consequences on our operations and financial results.

         WE RELY ON OUR STRATEGIC RELATIONSHIPS.

         To be successful, we believe that we must establish and maintain strategic relationships with leaders in a number of health care industry segments. This is critical because we are relying on these relationships to

     - extend the reach of our applications and services to the various participants in the health care industry;

     -    obtain specialized health care expertise;

     -    bring to market new products and services;

     -    further enhance the e-MedSoft brand; and

     -    generate revenue.

         Entering into strategic relationships is complex because some of our current and future partners may compete with us. In addition, we may not be able to establish relationships with key participants in the health care industry if we have established relationships with their competitors. Consequently, it is important that we are perceived as independent of any particular customer or partner. Once we have established strategic relationships, we will depend on our partners' ability to generate increased acceptance and use of our platform, applications, and services. For example, we are depending upon NCFE to recommend to its clients that they use our software system. If fewer NCFE clients sign up to transact their accounts receivable financing over our Web portal than we anticipated, we will not be able to grow according to our plans.

         As with most service businesses, the loss of one or more material contracts could have a material adverse effect on our business. We cannot assure you that we will not lose any of our short or long-term contracts.

         THE HEALTH CARE INDUSTRY MAY NOT ACCEPT ELECTRONIC INFORMATION
EXCHANGE.

         Our business could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. Growth in demand for our applications and services depends on the adoption of Internet solutions by health care participants, which requires the acceptance of a new way of conducting business and exchanging information. To maximize the benefits of our platform, health care participants must be willing to allow sensitive information to be stored in our proprietary databases in order to process transactions for them. The benefits of our connectivity and information management solutions are, however, limited under these circumstances. Customers using legacy and client-server systems may nonetheless refuse to adopt new systems when they have made extensive investments in hardware, software, and training for older systems.

         THE HEALTH CARE INDUSTRY MAY NOT ACCEPT OUR SOLUTION.

         To be successful, we must attract a significant number of customers throughout the health care industry. We believe that complexities in the nature of the transactions that must be processed have hindered the development and acceptance of information technology solutions by the health care industry. Conversion from traditional methods to electronic information exchange may not occur as rapidly as we expect that it will. Even then, health care industry participants may use applications and services offered by others.

         We believe that we must gain significant market share before our competitors introduce alternative products, applications, or services with features similar to our current or proposed offerings. Our business model is based on our belief that the value and market appeal of our solution will grow as the number of participants and the scope of the services available on our platform increase. We may not achieve the critical mass of users we believe is necessary to become successful. In addition, we expect to generate a significant portion of our revenue from service offerings. Consequently, any significant shortfall in the number of users would adversely affect our financial results.

         WE FACE RISKS ASSOCIATED WITH ACQUISITIONS.

         We plan to expand our business by making acquisitions of other companies in the health care information services industry. There are a number of risks associated with financing these acquisitions and integrating them into our business, including the following:

     - our profitability could be affected by servicing the additional debt and amortizing the expenses related to goodwill and intangible assets;

     - the issuance of additional equity would dilute the interests of our current stockholders;

     - it could be difficult to assimilate the acquired companies' employees, equipment, and operations;

     - the acquisitions could divert management's attention from other business concerns;

     - the acquired companies could operate in markets with which we have little or no familiarity;

     - there could be undisclosed or unforeseen liabilities associated with the acquired companies; and

     -    we could lose key employees or customers of the acquired companies.

         WE HAVE EXPERIENCED RAPID GROWTH, WHICH HAS PLACED A STRAIN ON OUR RESOURCES, AND ANY FAILURE TO MANAGE OUR GROWTH EFFECTIVELY MAY CAUSE OUR BUSINESS TO SUFFER.

         We have expanded our operations through acquisitions and other ventures. We acquired e-Net in March 1999 and have recently acquired three multimedia companies (VirTx, VidiMedix, and Illumea), entered into three major agreements to be the exclusive provider of electronic data flow (NCFE, University Affiliates, and PrimeRX), entered into a major management agreement with PrimeRX, and entered into a joint licensing arrangement with Quantum Digital. We also expect to rapidly expand our domestic and international operations. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial, and other resources. On June 22, 2000, we had over 500 full-time employees compared to 75 on March 31, 1999. We expect to continue to hire new employees at a rapid pace. Our business will suffer if this growth continues and we fail to manage this growth. Any additional growth will further strain our managerial, operational, financial, and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel, and manage expanded operations. Any failure to do so could negatively affect the quality of our products and services, our ability to respond to our clients, retain key personnel, and our business in general.

         WE RELY ON THE PERFORMANCE AND SECURITY OF OUR SYSTEMS.

         Our customer satisfaction and our business could be harmed if our customers experience any system delays, failures, or loss of data. The occurrence of a major catastrophic event or other system failure at our facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers, and Internet backbone service providers, all of which could have periodic operational problems or outages. Any disruption to Internet access provided by third parties could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and services equipment used to deliver our services.

         A material security breach could damage our reputation or result in liability to our company. We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that they are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties, or similar disruptions.

         WE FACE INTENSE COMPETITION, WHICH COULD HARM OUR BUSINESS.

         The market for health care information services is intensely competitive, rapidly evolving, and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing, and other resources than we do. These organizations may be better known and have more customers than we do. Certain competitors have announced or introduced Internet strategies that will compete with our applications and services, including:

     - application services providers, such as Usinternetworking, Inc., Exodus Communications, Inc. and Trizetto;

     - health care e-commerce and portal companies, such as Healtheon Corporation and CareInsite, Inc.;

     - health care electronic data interchange companies, including ENVOY Corporation and National Data Corporation;

     - large information technology consulting service providers, including Andersen Consulting, International Business Machines Corporation, and Electronic Data Systems Corporation; and

     -    smaller regional organizations.

         In addition, we expect that major software information systems companies and others specializing in the health care industry will offer competitive applications or services. Some of our large customers may also compete with it. We may be unable to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

         CHANGES IN THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR
BUSINESS.

         The health care industry is subject to changing political, economic, and regulatory influences. These factors affect the purchasing practices and operations of health care organizations. Changes in current health care financing and reimbursement systems could cause us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our applications and services by health care participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level. Such programs may increase governmental involvement in health care, lower reimbursement rates, or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

         Many health care industry participants are consolidating to create integrated health care delivery systems with greater market power. As the health care industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our operating results could suffer as a result if we cannot achieve corresponding reductions in our expenses.

GOVERNMENT REGULATION OF THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

         Our business is subject to U.S. and international government regulation. Existing as well as new laws and regulations could adversely affect our business. Laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for our applications and services may be affected by additional regulation of the Internet.

         We are subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. For example, until recently, the Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet.

         Legislation currently being considered at the federal level could affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security, and other provisions by end of the year 2000. We are designing our platform and applications to comply with these proposed regulations; however, until these regulations become final, they could change, which could cause us to use additional resources and lead to delays as we revise our platform and applications. In addition, our success depends on other health care participants complying with these regulations.


         OUR GROWTH MIGHT BE LIMITED IF WE BECOME SUBJECT TO SALES OR OTHER
TAXES.

         The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state, and local level and by certain foreign governments that could impose taxes on the sales of goods and services and certain other Internet activity. A recently enacted law places a temporary moratorium on certain types of taxation on Internet commerce. We cannot predict the effect of current attempts at taxing or regulating commerce on the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on our business, financial condition, and results of operations.

         WE MAY BE ADVERSELY AFFECTED BY PRODUCT-RELATED LIABILITIES.

         Although we and our customers test our applications, they may contain defects or result in system failures. In addition, our platform may experience problems in security, availability, scalability, or other critical features. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or increased insurance costs.

         Our services agreements involve providing critical information technology services to clients' businesses. If we fail to meet our clients' expectations, our reputation could suffer and we could be liable for damages. In addition, patient care could suffer, and we could be liable if systems fail to deliver correct information in a timely manner. Finally, we could become liable if confidential information is disclosed inappropriately. Our insurance may not protect us from these risks.

         In addition, our insurance may not be sufficient to cover large claims, or the insurer could disclaim coverage on claims.

         WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS FROM THIRD
PARTIES.

         We expect that we could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to resolve and divert management's attention from operating the business. If we become liable to a third party for infringing its intellectual property rights, we could be required to pay a substantial damage award. Such a judgment would have a material adverse effect on our business, financial condition, and results of operations. In addition, we may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms.

         WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS.

         Our future success and ability to compete in the health care information services business may be dependent in part upon our proprietary rights to products and services that we develop. We expect to rely on a combination of patent, copyrights, trademark, and trade secret laws and contractual restrictions to protect our proprietary technology and to rely on similar proprietary rights of any of our content and technology providers. We intend to file patent applications to protect certain of our proprietary technology. We cannot assure you that such applications will be approved or, if approved, will be effective in protecting our proprietary technology. We enter into confidentiality agreements with our employees, as well as with our clients and potential clients seeking proprietary information, and limit access to and distribution of our software, documentation, and other proprietary information. We cannot assure you that the steps we take or the steps such providers take would be adequate to prevent misappropriation of our proprietary rights.

         THE LOSS OF KEY PERSONNEL OR THE INABILITY TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         Our operations are dependent on the continued efforts of the executive officers and management, in particular, John F. Andrews, our Chief Executive Officer, and Marshall A. Gibbs, our Chief Technology Officer. If any one of these persons becomes unable or unwilling to continue in his or her role with us, or if we are unable to attract and retain other qualified employees, our business and prospects could be adversely affected. Our success is also dependent to a significant degree on our ability to attract, motivate, and retain highly skilled sales, marketing, and technical personnel, including software programmers and systems architects skilled in the computer language with which our products operate. Competition for such personnel in the software and information services industries is intense. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse affect on our business.


         WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL IN THE FUTURE.

         We believe that we currently have sufficient funds to meet our requirements for at least the next 24 months. However, we may need to raise additional financing to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements. We may be unable to raise any additional amounts on reasonable terms, or at all, when they are needed.


         FUTURE SALES OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK COULD DEPRESS OUR STOCK PRICE.

         The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of June 22, 2000, we have outstanding 77,043,039 shares of common stock. Of these shares, 70,001,889 shares are restricted securities and will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have demand and piggyback registration rights enabling them to register up to 26,057,973 of their shares for sale under the Securities Act. If holders sell a large number of shares in the public market, our stock price could fall materially.

     NO DIVIDENDS

         We currently intend to retain earnings to provide funds for the operation and expansion of our business. We have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. Any declaration and payment of dividends would be subject to the discretion of our board of directors. Any future determination to pay dividends will depend upon our results of operations, financial condition, capital requirements, contractual restrictions, and other factors deemed relevant at the time by the board of directors.

     FOREIGN CURRENCY

         We currently have significant operations in the U.K. and have begun operations in Australia. In addition we intend to seek other operations outside of the United States. Our investments in foreign subsidiaries could be affected by fluctuations in the foreign operations' functional currency.

ITEM 2.  DESCRIPTION OF PROPERTY

GENERAL

         Our principal offices are in Jacksonville, Florida, Los Angeles, California and Bath, England. We also have an office in Perth, Australia, and additional facilities in England (4) and California (2). These offices and facilities are leased. In addition, we own or lease computer and communication equipment necessary to operate our businesses.

OFFICE LEASES

          1300 Marsh Landing Parkway, Suite 106
          Jacksonville, Florida

          20750 Ventura Boulevard, Suite 320
          Woodland Hills, California

          130 Camino Ruiz
          Camarillo, California

          151 Shipyard Way
          Newport Beach, California

          Sir William Lyons Road
          Coventry, England

          8A Kings Parade
          Cambridge, England

          3 Riverside Court
          Riverside Road
          Bath, England

          57 Great Eastern Street
          London, England

          Level 18, Central Park
          152-158 St George's Terrace
          Perth, Western Australia

ITEM 3.  LEGAL PROCEEDINGS.

         We currently have pending litigation that involves a lawsuit brought against 16 defendants, including us, by Icon Capital Corporation in the Superior Court of the State of California for the County of Los Angeles, which is a dispute between a small minority shareholder of Sanga International, Inc. and a shareholder of the Company over stock in the Company. After evaluating the matter with the our legal counsel, we do not expect the litigation to have a material adverse effect on our company.

         There are no other legal proceedings to which we are a party or to which any of our properties are subject, other than routine litigation incident to our business that is covered by insurance or an indemnity or that we do not expect to have a material adverse effect on our company. It is possible, however, that we could incur claims for which we are not insured or that exceed the amount of our insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held a special meeting of shareholders on February 21, 2000. At this meeting the shareholders approved our 1999 Stock Compensation Plan. The results of the voting were as follows: 32,018,456 votes for; 19,165 votes against; and 4,010 votes abstained.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) MARKET INFORMATION. Our common stock has been listed on the American Stock Exchange under the symbol "MED" since January 11, 2000. Prior to January 11, 2000, our common stock traded in the over-the-counter market, under the symbol "MDTK". The following table sets forth the high and low closing prices of our common stock as reported on the American Stock Exchange for the period beginning on January 11, 2000. The following table also sets forth the high and low bid prices for our common stock for the periods (prior to January 11, 2000) indicated, as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions. On January 4, 1999, the Company completed a 5-for-1 stock split. Accordingly, all bid prices listed below are restated to reflect this split. On May 28, 1999, the Company changed its year end from May 31 to March
31. As a result, the quarter ending March 31, 1999 represents only one month of trading.

             QUARTER ENDED           HIGH          LOW
             -------------          --------     -------
            August 31, 1998        $ 0.600      $ 0.206
            November 30, 1998        0.650        0.200
            February 28, 1999        7.000        0.206
            March 31, 1999           4.437        2.312
            June 30, 1999            4.875        2.625
            September 30, 1999       3.875        1.656
            December 31, 1999        8.125        1.875
            March 31, 2000          24.250        6.625

         (b) HOLDERS. As of June 22, 2000, there were a total of 732 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

         (c) DIVIDENDS. We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the foreseeable future.

         (d) RECENT SALES OF UNREGISTERED SECURITIES. During the three months ended March 31, 2000, we had four transactions involving the sale of unregistered shares of our common stock and we had six warrant exercises:

          1. During February 2000, we issued 9,500,000 shares to two entities in connection with the agreement we entered into with National Century Financial Enterprises, Inc.
          2.   During March 2000, we issued 1,854,276 shares to the shareholders of Virtx, Inc. in connection with our acquisition of Virtx.
          3.   During March 2000, we issued 1,405,363 shares to Quantum Digital
               Solutions Corporation (formerly known as CypherComm) in connection with a license agreement we entered into with Quantum.
          4. During March 2000 we sold 4,000,000 shares of common stock to investors through Sutro & Co. Incorporated in an institutional offering in which we raised a total of $60 million in gross proceeds.
          5. During the three months ended March 31, 2000, we issued a total of 1,216,429 shares of our common stock to six persons who exercised previously issued warrants.

                  With respect to the sales made in items 1, 3 and 5 above, we relied on Section 4(2) of the Act. Each of the persons/entities receiving shares was an "accredited investor" and each person/entity executed a document with standard investment representations. These persons/entities were also provided with full disclosure regarding our company. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent.

                  With respect to the shares issued in connection with the
              acquisition of Virtx, we relied on Section 4(2) of the Act and Rule 506 of Regulation D. The Virtx shareholders were provided with full information regarding our company, a Form D was filed with the SEC and we complied with the other applicable requirements of Rule 506. All Virtx shareholders signed a letter of acceptance in which they represented that they were acquiring the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

                  With respect to the 4,000,000 shares sold by Sutro & Co.
              Incorporated, we relied on Section 4(2) of the Act, and Rule 506 of Regulation D. All investors were accredited investors. The investors were given a copy of a Private Placement Memorandum containing information on our company, a Form D was filed with the SEC and we complied with the other applicable requirements of Rule
              506. All investors signed subscription agreements containing standard investment representations. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

    We began operations with the acquisition of the Internet-based health care management system on January 7, 1999 and the subsequent acquisition of e-Net on March 19, 1999. During the following fiscal year ended March 31, 2000, we have continued the development, upgrading, testing, and implementation of our health care management system. In addition, in accordance with our strategy to develop or acquire additional technologies, during the last year we acquired a managed care computer technology to service a network of over 2,500 physicians and a multimedia company to provide various telemedicine technologies. We have entered into several contracts and strategic partnerships to implement and roll out various Internet-based health care management systems and to provide other products including "e-financing" distribution networks. Subsequent to our fiscal year ended March 31, 2000 we have acquired two more multimedia companies and entered into a 30-year management agreement with a pharmacy management services company.

RESULTS OF OPERATIONS

    The results of operations presented herein reflect our and our subsidiaries' consolidated net sales and expenses. Prior to the acquisition of the online health care management system on January 7, 1999 and the acquisition of e-Net on March 19, 1999, our net sales and operating expenses, interest income and expense were minimal. The financial statements included herein present the audited financial statements for the year ended March 31, 2000 and for the four months ended March 31, 1999.

FISCAL YEAR ENDED MARCH 31, 2000, FOUR MONTHS ENDED MARCH 31, 1999 AND PRO FORMA FISCAL YEAR ENDED MARCH 31, 1999

    The following analysis compares the operating results for the year ended March 31, 2000 to the four months ended March 31, 1999 and the pro forma information for the year ended March 31, 1999. Since the audited four month period ended March 31, 1999 is not comparative to the current fiscal year end, the following discussion focuses on the comparison to prior year pro forma results. The pro forma information gives effect to the acquisition of e-Net as if such transaction had occurred at the beginning of April 1, 1998 (in thousands) (unaudited):

                                                           Fiscal             March 31, 1999
                                                           March 31,     Four Months    Fiscal
                                                           2000          Actual         Pro Forma
                  Net sales                             $ 45,982        $  2,650        $ 21,325

                  Costs and expenses:
                    Cost of sales                         35,890           1,999          16,400
                    Research & development                 1,515              39              39
                    Sales and marketing                    5,256             188           1,753
                    General and administrative             8,744             387           2,952
                    Non cash compensation                    832             380             380
                    Depreciation and amortization          1,916              46           1,372
                                                        --------        --------        --------
                                                          54,153           3,039          22,896
                                                        --------        --------        --------

                  Operating loss                          (8,171)           (389)         (1,571)
                  Net loss                              $ (9,665)       $   (905)       $ (2,336)



    NET SALES

    Net sales for the year ended March 31, 2000 increased 116 percent compared to pro forma net sales for the same period ended March 31, 1999. This increase resulted primarily from our U.K. subsidiary's increased revenues. Essentially all sales generated by the U.K. were from the sale, service, and installation of computer systems. The growth in these sales is a direct result of our penetration into the market through strategic alliances with Sun Microsystems, Cisco, and Oracle and the focus on business-to-business e-business solutions and the ability to leverage infrastructure alongside the e-commerce software and services. At the beginning of the year, e-Net obtained a higher preferred vendor status with Sun Microsystems and was subsequently awarded Sun Microsystem's Reseller of the Year Award in January 2000, reflecting our increased market share for the sale and distribution of Sun Microsystems' hardware. During the year, e-Net successfully launched, sold and has implemented the e-commerce software product esparto in 25 sites which are hosted by us under our ASP banner or by our customers. During the fourth quarter of 2000, we began to recognize sales from services and software products provided under contracts in our U.S. operations. We expect these revenues to increase substantially as contracts are implemented and product is rolled out.

    COSTS AND EXPENSES

    Cost of sales

    Cost of sales primarily consist of the cost of providing hardware and software infrastructure. Cost of sales for the year ended March 31, 2000 increased slightly as a percent of net sales from 77 percent for the pro forma period ended March 31, 1998 to 78 percent. This slight increase reflects the decrease in hardware margins, as we have increased our market by teaming with Sun Microsystems and Oracle to compete with other major hardware and software distributors such as MicroSoft.

    Research and development

    Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United Kingdom and in the United States. During the year ended March 31, 2000 we expensed approximately $1.5 million in development costs and capitalized approximately $2.2 million. These development costs were incurred in the United Kingdom for the development of new Internet products and software and in the United States for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service.

    Sales and marketing

    Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States, United Kingdom, Australia, and Europe. Sales and marketing costs for the year ended March 31, 2000 increased over the pro forma fiscal year ended March 31, 1999 by approximately $2.7 million in the United Kingdom to $4.5 million. This is the result of increasing our sales force to implement e-Net's planned market penetration into the Internet market as well as for the sale of hardware and software. In addition, the U.S. operations incurred approximately $772,000 in sales and marketing costs for the year ended March 31, 2000 as a result of the marketing of our Internet-based health care management system. The increase in these costs as a percentage of net sales of approximately 3.2 percent from 1999 to 2000 is reflective of the natural lag that occurs in a rapidly growing business.

    General and administrative, including non cash compensation

    General and administrative costs mainly consist of salaries, facility costs, and professional fees. Non-cash compensation costs represents compensation paid to employees and consultants through the issuance of shares, warrants, and options. Approximately $7.3 million of these combined costs for the year ended March 31, 2000 were related to our reorganization and infrastructure development, as well as the expansion of our U.S. operations in accordance with our business plans. These costs, which include legal fees, accounting fees, and other consulting fees, also represent our efforts to broaden our financial and investment market visibility and obtain funding for our operations and planned expansion.

    Depreciation and amortization

    Depreciation and amortization for the year ended March 31, 2000 includes depreciation of equipment of approximately $739,000 and the amortization of goodwill of $1.2 million. Compared to pro forma fiscal 1999, these amounts reflect an increase of approximately $234,000 for depreciation of equipment and $310,000 for the amortization of goodwill. On February 29, 2000 we acquired VirTx which resulted in approximately $31 million in goodwill. This goodwill is being amortized over a seven-year period. The goodwill recorded in March, 1999 for the acquisition of e-Net is being amortized over a ten-year period. The amortization periods are based on managements' best estimate of the useful lives of the businesses acquired.

    OTHER INCOME (EXPENSE)

    Other income (expense) includes interest expense, interest income, and other income. Interest expense, of approximately $1.9 million for the year ended March 31, 2000, includes approximately $1.2 million of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. As of March 31, 2000, all deferred financing costs have been amortized. In addition, interest costs include interest expense on our bridge debt and e-Net's credit facility. During our third and fourth quarter of 2000, we raised approximately $63.6 million of net proceeds through the sale of our common stock. As a result of the cash flow, we have recorded interest income of approximately $281,300 which somewhat offsets the interest costs.

    EXTRAORDINARY INCOME

    Extraordinary income represents the gain we recognized resulting from the issuance of warrants in satisfaction of debt.

FOUR MONTHS ENDED MARCH 31, 1999

    The Company began operations with the acquisition of the Internet-based health care management system on January 7, 1999. The statement of operations reflects the operations of TSI since inception (December 1, 1998) to the date of the reverse acquisition and of e-MedSoft from the date of the reverse acquisition to March 31, 1999. During the period ended March 31, 1999, the Company continued the development and testing of the system and acquired e-Net. Accordingly, there is no historical prior period information included in the financial statements and the results discussed herein include only thirteen days of operations consolidated from e-Net.

    NET SALES

    Although the Company had entered into several contracts and strategic partnerships to implement and roll out the Internet based health care management system, no revenues for the period ended March 31, 1999 were generated from the sale of these services. Depending on the terms of the contracts, revenues from these contracts will begin to be recognized upon the customer's acceptance, installation and operation of the system. In addition, the Company will recognize subscription revenues on a monthly basis for sales made over the Internet. The revenues of $2,650,000 for the period ended March 31, 1999 reflect approximately thirteen days of operations consolidated from the U.K. subsidiary that was acquired on March 19, 1999.

    COSTS AND EXPENSES

    Cost of sales

    The cost of sales represents the U.K. subsidiary's cost of hardware and software products plus the cost of installation and delivery. Cost of sales for e-Net were approximately $1,999,000 or 75 percent of revenues. For the period, there are no cost of sales related to the sale of the Company's U.S. Internet based healthcare management system. However, it is anticipated that cost of sales for this product will include the cost of product delivery, customer service and systems maintenance. While the cost of providing Internet services should generally be minimal, installations of large operations such as managed care organizations and third party claims processors will require hands-on training and systems maintenance. Also, there may be additional costs associated with product development that are capitalizable and amortized into cost of sales in the future.

    Research and development

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

    General and administrative, including non-cash compensation

    General and administrative costs of approximately $767,000 include general office costs, executive and administrative salaries and professional fees. These costs were approximately $701,000 and $66,000 for the operations in the U.S. and U.K., respectively. General and administrative costs in the U.S. include $380,000 of non-cash compensation expense that represents options and warrants issued for services performed.

    Depreciation and amortization

    Depreciation of approximately $17,000 related solely to the depreciation of equipment and vehicles in the United Kingdom. Amortization of approximately $29,000 represents the Company's amortization of goodwill as a result of the acquisition of e-Net. The Company is amortizing the goodwill over a ten-year period. The amortization period is based on management's best estimate of the useful lives of the business acquired.

    OTHER INCOME (EXPENSE)

    Other income (expense) includes interest expense of approximately $377,000, which includes $6,000 of interest from the debt and capital leases in the United Kingdom. The remaining expense of $371,000 is mainly a result of the amortization of deferred financing incurred in connection with the financing of the e-Net acquisition. Subsequent to March 31, 1999, the Company entered into agreements with the lenders to exchange a portion of the debt for warrants and extend the remaining portion over two years.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, we had approximately $59.9 million in cash and $54.4 million in working capital. During the year ended March 31, 2000, we used cash in operating activities of approximately $3.8 million, primarily due to the net loss from the period of $9.7 million, partially offset by the net change in operating assets and liabilities of $2.1 million and depreciation and amortization expense of $3.2 million. We used cash in investing activities of approximately $7.3 million, primarily due to a $4.2 million investment in software acquisition and development and $2.2 million in investments and business acquisitions. We have funded our operating costs and acquisition costs through our operations, credit facility, loans from third parties, and the sale of common stock. During the year ended March 31, 2000 we raised approximately $63.6 million in net proceeds from the sale of our common stock. B2B.Net, our Australian subsidiary recently completed a reverse acquisition of an Australian Stock Exchange company and completed an underwritten offering for approximately $3.4 million for working capital purposes. The working capital will be used to implement a staffing and business infrastructure in the region and to establish early reference clients.

    NCFE, a strategic partner that has provided us approximately $1.5 million under a commitment to fund us based on our future accounts receivables and $3.5 million under a $5.5 million commitment to fund our operations until other financing was obtained has, during the quarter ended March 31, 2000, converted its debt into equity and revised their commitment to us for an additional $5.0 million in financing in lieu of the remaining $2.0 million on their old commitment. In addition, we received approximately $1.5 million from third party lenders for the acquisition of e-Net and approximately $1.2 million from an affiliate for the purchase of shares and issuance of debt.

    We believe that the proceeds from our previous sale of common stock, current credit facilities, and operations will be sufficient to support our capital needs over the next 12 months for the implementation and rollout of our Internet-based health care management system, the expansion of our customer base and the integration of newly acquired entities. However, we may need to raise additional financing to support further expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements. We may be unable to raise any additional amounts on reasonable terms, or at all, when they are needed. The inability of the Company to raise such additional funding may have an adverse effect on the Company's financial position or results of operation.


ITEM 7. FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-30 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

         NAME          AGE           POSITIONS HELD AND TENURE
         ----          ---           -------------------------

  John F. Andrews      46       Chairman, President and Chief Executive
                                Officer

  Margaret A. Harris   52       Chief Financial Officer

  Ian McPherson        52       Managing Director of e-Net

  Marshall Gibbs       34       Chief Technology Officer and Executive Vice
                                President

  Masood Jabbar        49       Director

  W. Cedric Johnson    48       Director

  Sam J.W. Romeo       59       Director

  Mitchell J. Stein    41       Director

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

         JOHN F. ANDREWS, has served as our Chairman of the Board, President, and Chief Executive Officer since January 1999. Mr. Andrews served as Chief Executive Officer of Sanga International, one of our significant stockholders, from April 1998 until July 1999. Mr. Andrews continues to serve on the board of directors with Sanga International. Prior to joining Sanga International, Mr. Andrews was Chief Information Officer of CSX Corporation and Chief Executive Officer of CSX Technology from April 1993 to April 1998. Mr. Andrews was Vice President and General Manager of GTE Health Systems from 1991 to 1993. Mr. Andrews also served as Vice President and General Manager at several other business units at GTE and held positions in information technology, finance, marketing, and field operations. Mr. Andrews has served on the board of directors of PrimeRX.com since April 2000.


     MARGARET A. HARRIS has served as our Chief Financial Officer since March 1999. From June 1993 until March 1999, Ms. Harris worked as an independent contractor/consultant providing financial services to various companies including the following: HemaCare Corporation--July 1993 until July 1994; American Outpatient Services, Corp.--July 1994 until October 1995, serving as the Acting Chief Financial Officer; GCI RenalCare, Inc.--December 1995 until December 1996, serving as the Chief Financial Officer; MediaManager, Inc.--December 1996 to March 1999, serving as the Acting Chief Financial Officer. Ms. Harris served as Vice President of Finance for American Medical International, Inc., one of the largest hospital management companies in the world and a predecessor to Tenet Health Care Holding Corp., from June 1973 until July 1991. Prior to joining American

Medical International, Ms. Harris began her career with Arthur Andersen LLP in the audit group.

         IAN MCPHERSON has served as the Managing Director of e-Net since 1995. Prior to Mr. McPherson's current position, he acquired Relay Systems (now called e-Net) in 1997 and merged it into Network Wales Limited, where Mr. McPhearson was Chairman and Managing Director. In 1996 Mr. McPherson formed Network Wales Limited, an Internet services business operating in Wales, which was a joint venture with the U.K. government. From 1992 until 1997, he was Chairman and Managing Director of Syntech Computer Systems, Ltd. From 1989 until 1992, Mr. McPherson was the Chief Information Officer for Ryan International PLC.

         MARSHALL GIBBS has served as our Chief Technology Officer and Vice President of Technology and Customer Services since January 1999. From June 1998 until May 1999, Mr. Gibbs was employed by Sanga International as Chief Technology Officer. From March 1994 until May 1998, Mr. Gibbs was employed by CSX Technology, serving the last six months as Vice President of Enterprise Technology Services at CSX Technology. Prior to CSX Technology, Mr. Gibbs was with Price Waterhouse, where he was in the Management Consulting Services group.

         MASOOD JABBAR has served as a member of our board of directors since December 1999. Mr. Jabbar currently serves as President of Sun Microsystems, Inc.'s Computer Division. Since joining Sun Microsystems in 1986, Mr. Jabbar has held a number of senior positions, including Vice President of Finance and Planning for Sun Microsystems' field organization, Director of Marketing for the U.S. organization, and General Manager for the Interactive Products Group.

         W. CEDRIC JOHNSON has served as a member of our board of directors since May 2000. Mr. Johnson has served as Chief Executive Officer of Quantum Digital Solutions Corporation, which he founded in June 1995 under the name of CypherComm, since January 1997. Prior to founding Quantum Digital, Mr. Johnson served as President and Chief Executive Officer of ETA Technologies Corporation, an applied sciences firm. Prior to his term at ETA Technologies, Mr. Johnson served as a systems engineer at Rockwell International and was a technology consultant to Fortune 100 companies.


         DR. SAM J. W. ROMEO has served as a member of our board of directors since September 1, 1999. Dr. Romeo, who has more than 30 years of experience in the health care field, currently serves as the President and CEO of University Affiliates IPA, the nation's first fully accredited IPA. In addition to having held senior faculty positions at the USC School of Medicine, Medical College of Wisconsin, and the St. Louis University School of Medicine, Dr. Romeo has also served as the Medical Director of several health maintenance organizations in California, Florida, and New York, and is licensed to practice medicine in the States of California, Florida, Idaho, Missouri, and Wisconsin. Dr. Romeo received the prestigious Physician Executive of the Year Award given by the American College of Medical Practice Executives in October 1998.


         MITCHELL J. STEIN has served as a member of our board of directors since September 1, 1999, when he was added to the board as an ex-officio member representing TSI a principal stockholder. Mr. Stein is the Chairman of the Board of TSI. Mr. Stein previously served as Managing Partner of the law firm of Stein, Perlman & Hawk from December 1990 to September 1998. Mr. Stein served as the President and Chairman of the Board of MediManager, Inc. from June 1994 to August 1998.

BOARD COMPOSITION

      The board currently has five members. The Company intends to add further directors, including other independent board members and to appoint such independent directors to serve on the audit committee.

COMMITTEES OF THE BOARD

      Our bylaws authorize the board of directors to appoint among its members one or more committees consisting of one or more directors.

     Audit Committee. Our board of directors has established an audit committee. The audit committee is comprised of Masood Jabbar and Dr. Sam J.W. Romeo. The audit committee will review the quarterly and annual financial statements, any significant accounting issues, the scope of the audit with our independent auditors and will discuss with the auditors any other audit-related matters that may arise.

      Compensation Committee. The compensation committee's responsibilities are to make determinations with respect to salaries and bonuses payable to executive officers and to administer stock option plans. The compensation committee is comprised of Mitchell J. Stein and W. Cedric Johnson. Don Ayers, director nominee, will also join the committee in July, 2000.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during the fiscal year ended March 31, 2000 and certain investment representations, no persons who were either a director, officer or beneficial owner of more than 10 percent of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year except that Masood Jabbar, and Marshall Gibbs did not file Form 3 reports, and John F. Andrews filed one Form 4 reporting one transaction late. In addition, John F. Andrews and Marshall Gibbs did not file Form 5 reports.

ITEM 10.  EXECUTIVE COMPENSATION.

      The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 2000 and the four months ended March 31, 1999:

                                  SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM COMPENSATION
                                                            -----------------------------------------
                                  ANNUAL COMPENSATION              AWARDS          PAYOUTS
                              ---------------------------   -------------------    --------
                                                                       SECURI-
                                                                        TIES
                                                                       UNDERLY-
                                                  OTHER       RE-        ING                   ALL
                                                  ANNUAL    STRICTED   OPTIONS/               OTHER
NAME AND PRINCIPAL                                COMPEN-    STOCK       SARs       LTIP      COMPEN-
     POSITION         YEAR    SALARY     BONUS    SATION    AWARD(S)   (NUMBER)    PAYOUTS    SATION
------------------    ----    -------    -----    ------    --------   --------    -------    ------
John F. Andrews,      2000    500,000   540,104      --      931,225       --         --        --
  Chairman & CEO      1999    125,000         0      --           --       --         --        --

Marshall A. Gibbs,
  EVP, CTO            2000    215,166   100,000      --           --   40,000         --        --
                      1999         --        --      --      302,250       --         --        --

Margaret A. Harris,
  SVP, CFO            2000    220,000        --      --           --   60,000         --        --

----------------

(1) During the four months ended March 31, 1999, Mr. Andrews was also advanced $25,000 toward the next years' salary.

OPTION GRANTS

    The following table provides information on stock options granted to our Chief Executive Officer and our two other most highly-compensated executives during the fiscal year ended March 31, 2000.

                                    OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                   POTENTIAL REALIZABLE
                                            INDIVIDUAL GRANTS                                        VALUE AT ASSUMED
                      ---------------------------------------------------------                       ANNUAL RATES
                       NUMBER OF       % OF TOTAL                                                    OF STOCK PRICE
                      SECURITIES         OPTIONS                        MARKET                      APPRECIATION FOR
                      UNDERLYING       GRANTED TO                      PRICE ON                        OPTION TERM
                        OPTIONS       EMPLOYEES IN       EXERCISE      THE DATE     EXPIRATION     --------------------
      NAME            GRANTED(#)       FISCAL YEAR        PRICE        OF GRANT        DATE          5%           10%
------------------    ----------      ------------     ------------    --------     ----------     -------      -------
                                                          ($/SH)
John F.Andrews             --             --                --               --           --            --           --
Marshall A.Gibbs           --             --                --               --           --            --           --
Margaret A.Harris     180,000           20.8%         $   2.50         $   2.50     10/31/04       124,327      274,730

Potential gains are net of the exercise price, but before taxes associated with the exercise. The amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5 percent and 10 percent rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange
Commission and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

YEAR-END OPTION VALUES

      The following table provides information respecting the options held by our Chief Executive Officer and our two other most highly compensated executive officers as of March 31, 2000. The executive officers did not exercise options during fiscal 2000.

                 Aggregated Option Exercises in Last Fiscal Year
                     and Option Values As Of March 31, 2000

                               NUMBER OF SECURITIES                         VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED                        IN-THE-MONEY OPTIONS
                           OPTIONS AT FISCAL YEAR-END(#)                    AT FISCAL YEAR-END($)
                         ----------------------------------           --------------------------------
       NAME              EXERCISABLE          UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
------------------       -----------          -------------           -----------        -------------
John F. Andrews                --                     --                      --                  --
Marshall A. Gibbs          40,000                     --                $595,100                  --
Margaret A. Harris         60,000                120,000                $896,400           $1,792,800

Calculated based upon the closing price of our common stock as quoted on the American Stock Exchange on March 31, 2000 of $17.44 per share.

EMPLOYMENT AGREEMENTS

      On August 31, 1999, we entered into an Executive Employment Agreement with John F. Andrews, the Company's Chairman of the Board, President and Chief Executive Officer. The initial term of the Agreement is from January 15, 1999 through January 15, 2002. The Agreement will be automatically renewed for additional one year periods unless terminated. In the event of a termination by the Company without cause, or by Mr. Andrews for "good reason," Mr. Andrews will receive full compensation for the remainder of the initial term or eighteen months from the date of termination, whichever is longer. In the event of a termination by the Company with cause, he will receive full compensation for the remainder of the initial term or twelve months from the date of termination, whichever is longer. In the event of a termination by Mr. Andrews without a "good reason," he will receive no further compensation.

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

      Mr. Andrews also had the right to immediately receive shares of the Company's Common Stock without any required payment upon the occurrence of certain events.

      During fiscal 2000, Mr. Andrews amended his employment agreement and waived his rights to the shares earned from inception of his contract through January 15, 2000. In connection therewith, we have agreed to pay Mr. Andrews a bonus for our fiscal year ended March 31, 2000 in the amount of $500,000. In addition, the terms of the contract concerning stock and options were clarified and amended.

      Mr. Andrews now has the right to receive options to purchase shares of our common stock upon the occurrence of the following events:

      a. 5,000 shares for each month he is employed commencing January 15, 2000.

      b. 50,000 shares for each quarter in which we have gross revenues in excess of $7 million commencing with the quarter ending March 31, 2000.

      c. 175,000 shares for each quarter in which we have gross revenues in excess of $20 million commencing with the quarter ending March 31, 2000.

      d. 350,000 shares for each quarter in which we have gross revenues in excess of $50 million commencing with the quarter ending March 31, 2000.

      The option price for the options earned under subparagraph a. above will be zero. The option price for the options earned under b., c., and d., above will be determined by Mr. Andrews at the grant date.

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

      We have entered into an employment agreement with Marshall A. Gibbs, our Executive Vice President and Chief Technical Officer. The initial term of the agreement expires in January 2002 and will automatically renew for additional one year periods unless terminated by Mr. Gibbs or us. If we terminate Mr. Gibbs' employment without cause or if Mr. Gibbs terminates his employment as a result of our material breach of the agreement, Mr. Gibbs will receive full compensation for the remainder of the initial term plus a severance payment equal to 12 months pay. If we terminate his employment with cause, Mr. Gibbs will receive compensation for the remainder of the initial term. Under the agreement, Mr. Gibbs' base salary is $250,000 per year. Mr. Gibbs will also receive a $100,000 signing bonus; a car allowance; reimbursement for automobile insurance; club dues for one country club; an allowance of up to $2,000 per year for professional counseling and services; and 15 days of vacation per year.

Mr. Gibbs also has the right to receive 150,000 common shares of our stock without any required payment and 40,000 stock options to purchase our stock. The stock and stock options are exercisable over a three-year period, vesting equally on an annual basis.

STOCK OPTION PLANS

1999 STOCK COMPENSATION PLAN

      In February 1999, our board of directors approved the establishment of the 1999 Stock Compensation Plan. Our board of directors believes that the 1999 Plan advances our interests by encouraging our employees, officers, directors, and consultants to acquire an equity interest in our company and by providing additional incentives and motivation toward superior performance. Our board of directors also believes it will also enable us to attract and retain the services of key employees, officers, directors, and consultants upon whose judgment, interest, and special effort we depend.

      The 1999 Plan allows the board of directors, or a committee established by the board of directors, to grant stock options from time to time to our employees, officers, directors, and consultants. The board of directors has the power to determine at the time the option is granted whether the option will be an incentive stock option, which is an option that qualifies under Section 422 of the Internal Revenue Code of 1986, or an option that is not an incentive stock option. However, incentive stock options may only be granted to our employees. Vesting provisions are determined by the Board at the time options are granted.

      The total number of shares of common stock subject to options under the 1999 Plan may not exceed five million shares, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the board of directors.

      The 1999 Plan also provides that the board of directors may issue restricted stock pursuant to restricted stock right agreements that will contain such terms and conditions as the board of directors determines.

      Our board of directors may amend the 1999 Plan at any time, provided that the board of directors may not amend the 1999 Plan to materially increase the number of shares available under the 1999 Plan, materially increase the benefits accruing to participants under the 1999 Plan, or materially change the eligible class of employees without stockholder approval.

2000 NONQUALIFIED STOCK OPTION AND STOCK BONUS PLAN

      In March 2000, our board of directors approved the establishment of the 2000 Nonqualified Stock Option and Stock Bonus Plan. Our board of directors believes that the 2000 Plan encouraging employees, officers, directors, and consultants to acquire an equity interest in our company and by providing additional incentives and awards and recognitions of their contribution to our company's success and to encourage these persons to continue to promote the best interest of our company.

      The 2000 Plan allows our board of directors to grant stock options or issue stock bonuses from time to time to our employees, officers, directors, and consultants. Options granted under the 2000 Plan will not qualify under Section 422 of the Internal Revenue Code of 1986 as an incentive stock option.

      The 2000 Plan also provides that our board of directors, or a committee, may issue restricted stock pursuant to restricted stock right agreement containing such terms and conditions as our board of directors deems appropriate.

      The total number of shares of common stock subject to our options and grants of restricted stock under the 2000 Plan may not exceed 3.5 million shares, subject to adjustment in the event of certain capitalizations, reorganizations, and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the board of directors.

      Our board of directors may amend the 2000 Plan at any time, provided that the board of directors may not amend the 2000 Plan to adversely effect the rights of participants under the 2000 Plan, without stockholder approval.

OTHER STOCK OPTIONS

      We have issued options to acquire 302,500 shares of our common stock to various employees of e-Net, our U.K. subsidiary. Our board of directors believes that encouraging these U.K. employees to acquire an equity interest in our company is in our best interests and provides additional incentives and motivation toward superior performance for these employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of June 22, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                      AMOUNT AND
  NAME AND ADDRESS                    NATURE OF BENE-        PERCENT
OF BENEFICIAL OWNERS(1)               FICIAL OWNERSHIP(2)    OF CLASS(3)
-------------------------             -------------------    -----------
Directors and Executive Officers:

John F. Andrews (4)                      26,838,460            34.7%
Marshall A. Gibbs (5)                        90,000               *
Margaret A. Harris (6)                       85,000               *
Masood Jabbar                               500,000               *
W. Cedric Johnson (7)                     1,405,363             1.8%
Sam J. W. Romeo M.D                              --               *
Mitchell J. Stein (8)                    26,581,460            34.5%

All Directors and Officers               28,918,823            37.3%
as a Group (7 persons)(9)

5% Stockholders:

TSI Technologies, LLC (10)               26,581,460            34.5%
Suite 320
20750 Ventura Boulevard
Woodland Hills, CA 91364

HealthMed Inc. (11)                      26,581,460            34.5%
Suite 320
20750 Ventura Boulevard
Woodland Hills, CA 91364

Sanga International (12)                  9,000,000            11.7%
Mark Bielenson
c/o Pachulski, Stang, Ziehl & Young
10100 Santa Monica Blvd., Suite 110
Century City, CA 90067

National Century Financial                4,750,000             6.2%
  Enterprises, Inc. (13)

HealthCare Capital, LLC (13)              4,750,000             6.2%

------------------

-     Less than one percent of the outstanding shares of common stock.

(1) Each director and officer of the Company may be reached through our principal executive offices, which are at 1300 Marsh Landing Parkway, Suite 106, Jacksonville, Florida 32250.

(2) The numbers and percentages shown include the shares of common stock actually owned as of June 22, 2000 that the person will have the right to acquire within 60 days of June 22, 2000. In calculating the percentage of ownership, all shares of common stock that the identified person will have the right to acquire within 60 days of June 22, 2000 upon the exercise of options and warrants are deemed to be outstanding for the purposes of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Each of the selling stockholders is assumed to be selling all of the shares of common stock registered for resale. We have no assurance that the selling shareholders will sell any of the securities being registered hereby.

(4) Includes 26,581,460 shares of common stock held of record by TSI Technologies and Holdings LLC (TSI). HealthMed Inc. holds a controlling interest in the shares of our common stock held by TSI. Also includes 257,000 underlying stock options held by Mr. Andrews exercisable within 60 days pursuant to the terms of his employment agreement.

(5) Includes 40,000 shares underlying stock options held by Mr. Gibbs exercisable within 60 days and 50,000 shares issuable to Mr. Gibbs pursuant to the terms of his employment agreement within 60 days.

(6) Represents shares underlying stock options held by Ms. Harris exercisable within 60 days.

(7) Includes 1,405,363 shares held by CypherCom, Inc. for which Mr. Johnson serves as President.

(8) Includes 26,581,460 shares of common stock held of record by TSI Technologies and Holdings LLC (TSI).

(9) Includes 257,000 shares underlying stock options held by Mr. Andrews exercisable within 60 days pursuant to the terms of his employment agreement and 85,000 shares of our common stock that Ms. Harris has the right to acquire pursuant to stock options exercisable within 60 days.

(10) The address for TSI is 20750 Venture Boulevard, Suite 320, Woodland Hills, California 91364.

(11) Includes 26,581,460 shares of common stock held by TSI, in whom HealthMed holds a controlling interest. HealthMed is located at 20750 Ventura Boulevard, Suite 320, Woodland Hills, California 91364.

(12) The address for Sanga International is c/o Watson C. Gale, Gowling, Strathy & Henderson, Suite 2600, 160 ElginStreet, Ottawa, Ontario K1P 1C3.

(13) The address for National Century Financial Enterprises, Inc. and HealthCare Capital, LLC is 6125 Memorial Drive, Dublin, Ohio 43017.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF TECHNOLOGY FROM TSI

         On January 7, 1999, we acquired certain rights to a Java-based, online health care management system from TSI, which was formerly known as Sanga e-Health LLC, in exchange for 41,417,176 shares (post-split) of our common stock. TSI is a joint venture formed in December 1998 between Sanga International, Inc. and HealthMed, Inc.

      The rights we acquired from TSI were subject to a software license agreement between TSI and Sanga International for the subleasing of the healthcare management system's software to end-users. On January 23, 1999, we approved and ratified the termination of the software license agreement. The effect of this termination was the assignment and transfer from Sanga International to us of all right, title, and interest with respect to Sanga International's contractual rights and privileges from their agreement with various healthcare providers for the subleasing of the software. In connection with the termination, previous funding received by Sanga International from such healthcare agreements were transferred to us. The previous funding received from Sanga International was based on certain financing rights owned by HealthMed, Inc., which resulted in agreements to provide an initial funding of $1.5 million for accounts receivable.

ACQUISITIONS AND JOINT VENTURES

      In March 1999, we acquired all the issued and outstanding stock of e-Net, formerly known as Palm Technology Holdings Limited, a UK-based company, which owns all the issued and outstanding stock of U.K. based Relay Business Systems Ltd. We purchased the stock pursuant to a share acquisition agreement, which was originally entered into on July 22, 1998 between the shareholders of Palm Technology and Sanga International, Inc. and subsequently assigned to us.

      We paid approximately $2.2 million in cash. We borrowed $1.5 million of this amount from two private investors and the balance was paid from our working capital. Sanga International transferred its rights to buy Palm Technology to us on January 23, 1999, in exchange for three million shares of our common stock. These shares were contributed by TSI our majority shareholder, and thus this payment did not dilute us or our stockholders. Prior to assigning its rights to us, Sanga International, Inc. had paid approximately $2.4 million to the shareholders of Palm as the initial installment on the purchase price. John Andrews, our chairman of the board, president, and chief executive officer, served as president and chief executive officer of Sanga International through July 30, 1999 and is a co-manager of TSI, our largest stockholder.

      In February 2000, we entered into a preferred provider agreement with NCFE, one of our significant stockholders, to provide a full suite of healthcare information services throughout its network of physicians, clinics, hospitals, and managed care organizations. As part of the terms of the agreement, NCFE agreed to cancel more than $4.5 million of debt, committed to fund an additional $5 million, provide us access to their distribution channel and be the provider of all of their electronic processing needs in exchange for 9.5 million shares of our common stock.

RELATED PARTY DISCLOSURE

      Our President, Chief Executive Officer and Chairman of the Board also served as President and Chief Executive Officer of Sanga International through July 30, 1999 and is a Co-Manager of TSI, a significant stockholder of e-MedSoft.

      In December, 1998, NCFE, one of our strategic partners, transferred $750,000 to Sanga International in accordance with its agreement to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandum of Understanding. On January 23, 1999, Sanga International assigned and transferred to us all right, title and interest under or with respect to all of Sanga International's contractual rights and privileges arising from its agreements with various healthcare providers. Additionally, the rights held by Sanga International in and to its funding agreement with NCFE was assigned to us. In connection with these activities, the previous funding received by Sanga International from such healthcare agreements was legally transferred to the us and was included in other long-term liabilities at March 31, 1999. Subsequent to and arising out of this assignment, Sanga International transferred $604,970 of the NCFE funding to us. The remaining balance of $145,030 was reflected as a related party receivable from Sanga International at March 31, 1999. During the fiscal year ended March 31,2000, Sanga International filed for bankruptcy and we wrote-off this receivable. In February 2000, NCFE entered into a Preferred Provider Agreement with us and as part of the terms of such agreement, the debt payable to them was converted to equity.

      During the period ended March 31, 1999 and 2000 HealthMed, Inc., a member of TSI paid certain expenses on behalf of us and TSI. In addition, we reimbursed HealthMed for certain of these expenses and paid certain expenses on behalf of TSI. As of March 31, 1999 we had total receivable due from HealthMed and TSI of approximately $15,800. There was no balance due at March 31, 2000.

      In addition, prior to the Company's acquisition of e-Net, e-Net paid certain expenses on the behalf of Sanga's U.K. operations. As of March 31, 1999, the Company had a receivable of $32,433 in this regard. These amounts were reimbursed to e-Net from the Company during the fiscal year ended March 31, 2000.

      During the year ended March 31, 2000, the Company received approximately $1,277,000 in funding from National Trust Properties, Inc. for the issuance of shares and debt. The Company's board member and a beneficial shareholder, Mitchell J. Stein, is also an officer and director (but not owner) of NTP.


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

 3.2        Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18
                                           Registration Statement
                                           (No. 33-8420-D)

 3.3        Restated Articles of           Incorporated by reference to
            Incorporation                  Exhibit 3.3 to the Registrant's
                                           Form 10-KSB for the year ended
                                           March 31, 1999

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

10.4        Assignment of Rights Under     Incorporated by reference to
            Financing Agreements           Exhibit 10.4 to the Registrant's
                                           Form 10-KSB for the year ended
                                           March 31, 1999

10.5        Agreement with Donald H.       Incorporated by reference to
            Ayers dated June 14, 1999      Exhibit 10.5 to the Registrant's
                                           Form 10-KSB for the year ended
                                           March 31, 1999

10.6        Agreement with Trammel         Incorporated by reference to
            Investors LLC dated            Exhibit 10.6 to the Registrant's
            May 15, 1999                   Form 10-KSB for the year ended
                                           March 31, 1999

10.7        Asset Purchase Agreement       Incorporated by reference to
            dated September 1, 1999        Exhibit 10.7 to the Registrant's
            among Sanga e-Health LLC,      Form 8-K dated September 1, 1999
            e-MedSoft.com, and
            University Affiliates IPA,
            Inc.

10.8        Software License and           Incorporated by reference to
            Services Agreement dated       Exhibit 10.8 to the Registrant's
            September 1, 1999 between      Form 8-K dated September 1, 1999
            University Affiliates IPA,
            Inc. and e-MedSoft.com

10.9        Registration Rights            Incorporated by reference to
            Agreement dated September      Exhibit 10.9 to the Registrant's
            1, 1999 between University     Form 8-K dated September 1, 1999
            Affiliates IPA, Inc. and
            e-MedSoft.com

10.10       Corrected Agreement and        Incorporated by reference to
            Plan of Merger and Reorgani-   Exhibit 10.1 to the Registrant's
            zation dated February 21,      Form 8-K dated February 29, 2000
            2000, among e-MedSoft.com,     and amended on May 12, 2000
            VirTx Acquisition Corporation
            and VirTx, Inc.

10.11       Acquisition and Joint          Incorporated by reference to
            Venture Agreement dated        Exhibit 10.11 to the Registrant's
            March 18, 2000, between        Form 8-K dated March 18, 2000
            CypherComm, Inc. and

            the Company

10.12       Management Services and        Incorporated by reference to
            Joint Venture Agreement        Exhibit 10.12 to the Registrant's
            dated April 6, 2000,           Form 8-K/A filed on May 2, 2000
            between Prime RX.com, Inc.
            and e-MedSoft.com, as
            modified

10.13       Master Preferred Provider      Incorporated by reference to
            Agreement between              Exhibit 10.13 to the Registrant's
            e-MedSoft.com and Prime        Form 8-K/A filed on May 2, 2000
            RX.com, Inc.

10.14       Agreement dated April 7,       Incorporated by reference to
            2000, between e-MedSoft.com    Exhibit 10.14 to the Registrant's
            and the shareholders of        Form 8-K/A filed on May 2, 2000
            Prime RX.com, Inc.

10.15       Agreement and Plan of Merger   Incorporated by reference to
            and Reorganization dated       Exhibit 10.10 to Registrant's
            April 18, 2000, among          Form 8-K dated May 5, 2000
            e-MedSoft.com, Illumea
            Acquisition Corporation
            and Illumea Corporation

21          Subsidiaries of the            Filed herewith electronically
            Registrant

27          Financial Data Schedule        Filed herewith electronically

      (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K dated February 29, 2000, reporting under Item 2 the acquisition of VirTx, Inc. The financial statements required under Item 7 were filed by amendment on April 26, 2000. The Company filed a Form 8-K dated March 18, 2000, reporting under Item 5 the joint venture agreement with CypherComm, Inc.

                       INDEX TO FINANCIAL STATEMENTS                       PAGE

Report of Independent Public Accountants................................    F-2



     Consolidated Balance Sheets as of March 31, 2000 and 1999 .........    F-3

     Consolidated Statements of Operations for the year ended
     March 31, 2000 and the four months ended March 31, 1999 ...........    F-4

     Consolidated Statements of Stockholders' Equity
     and Comprehensive Income (Loss) for the year ended
     March 31, 2000 and the four months ended March 31, 1999............    F-6

     Consolidated Statements of Cash Flows for the fiscal year
     ended March 31, 2000 and the four months ended March 31, 1999 .....    F-8


     Notes to Consolidated Financial Statements ........................    F-10

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of e-MedSoft.com:

We have audited the accompanying consolidated balance sheets of e-MedSoft.com
(a Nevada corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year ended March 31, 2000 and the four months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-MedSoft.com and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended March 31, 2000 and the four months ended March 31, 1999 in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP


Los Angeles, California
June 28, 2000
                                  e-MedSoft.com
                          Consolidated Balance Sheets
                        As of March 31, 2000 and 1999

                                                        2000                1999
ASSETS

Current Assets:
  Cash and cash equivalents                        $  59,860,827        $     51,712
  Restricted cash                                          5,386             138,435
  Accounts receivable, net of allowance
   for doubtful accounts of $155,012 in 2000
   and $89,271 in 1999                                17,817,382           4,181,285
  Other receivables                                    2,111,310           1,062,133
  Inventory                                            1,106,960             713,002
  Related party receivables                                   --             193,263
  Prepayments and other                                1,540,183             381,591
  Deferred taxes                                          14,387              14,555
                                                   -------------        ------------
                                                      82,456,435           6,735,976
                                                   -------------        ------------
Long-Term Assets:
  Property and equipment, net                          2,603,302           1,308,863
  Goodwill, net of amortization
   of $1,205,661 in 2000 and $28,810
   in 1999                                            37,867,333           8,054,630
  Investments                                         26,285,000                  --
  Technology license fee                               2,800,000                  --
  Deferred software costs                              8,640,202                  --
  Deferred financing, net of amortization of
   $361,754 at March 31, 1999                                 --           1,363,439
  Distribution channel                                36,100,000                  --
  Deferred contract                                   67,462,914                  --
  Other assets                                           881,467                  --
                                                   -------------        ------------
                                                     182,640,218          10,726,932
                                                   -------------        ------------
                                                   $ 265,096,653        $ 17,462,908
                                                   =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                   $     807,180        $    967,425
  Accounts payable                                    21,269,973           6,017,183
  Accrued liabilities                                  4,443,805             412,405
  Income taxes payable                                   443,409             165,280
  Related party debt                                     138,782                  --
  Current maturities of long-term debt and
     capital leases                                      942,981             815,898
                                                   -------------        ------------
                                                      28,046,130           8,378,191
Long-Term Liabilities:
  Capital leases                                         739,306             416,409
  Bridge financing                                        67,528           1,361,877
  Other long-term liabilities                                 --           1,193,581
  Lease commitments                                    3,063,700                  --
                                                   -------------        ------------
                                                       3,870,534           2,971,867

Commitments and Contingencies


Minority Interest                                      4,176,862                  --

Stockholders' Equity:
  Common shares, $.001 par value,
   100,000,000 shares authorized,
   75,735,365 and 51,816,470, issued and
   outstanding at March 31, 2000 and 1999,
   respectively                                           75,735              51,816
  Paid in capital                                    244,495,796           6,951,312
  Stock subscription                                  (5,000,000)                 --
  Accumulated deficit                                (10,569,951)           (904,617)
  Accumulated other comprehensive income                   1,547              14,339
                                                   -------------        ------------
                                                     229,003,127           6,112,850
                                                   -------------        ------------
                                                   $ 265,096,653        $ 17,462,908
                                                   =============        ============

The accompanying notes are an integral part of these consolidated balance sheets.

                                  e-MedSoft.com
                      Consolidated Statements of Operations
                      For The Year Ended March 31, 2000 and
                      The Four Months Ended March 31, 1999

                                               2000                1999
NET SALES                                 $ 45,982,416        $  2,649,563


COSTS AND EXPENSES:
  Cost of sales                             35,890,430           1,998,505
  Research and development                   1,515,054              38,619
  Sales and marketing expense                5,255,502             188,340
  General and administrative                 8,743,921             386,859
  Non-cash compensation                        832,240             380,158
  Depreciation and amortization              1,916,012              46,303
                                          ------------        ------------
     Total Costs and Expenses               54,153,159           3,038,784

OPERATING LOSS                              (8,170,743)           (389,221)

OTHER INCOME (EXPENSE):
  Interest expense                          (1,889,761)           (376,889)
  Interest income                              281,282                  --
  Other                                         38,150                 421
                                          ------------        ------------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY INCOME                      (9,741,072)           (765,689)

EXTRAORDINARY INCOME                           357,152                  --
                                          ------------        ------------
LOSS BEFORE INCOME TAXES                    (9,383,920)           (765,689)

TAX PROVISION                                  360,798             138,928

MINORITY INTEREST, NET OF TAXES                (79,384)                 --
                                          ------------        ------------

NET LOSS                                  $ (9,665,334)       $   (904,617)
                                          ============        ============


BASIC AND DILUTED LOSS PER SHARE          $      (0.17)       $      (0.02)
                                          ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING         56,345,463          38,061,371
                                          ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  e-MedSoft.com
                    Consolidated Statements of Stockholders'
                     Equity and Comprehensive Income (Loss)
                      For The Year Ended March 31, 2000 and
                      The Four Months Ended March 31, 1999

                                  Common Shares                                                          Accumulated
                                                                             Stock                        Other
                                                             Paid-In      Subscription    Accumulated   Comprehensive      Total
                              Number          Amount         Capital                        Deficit     Income  (Loss)     Equity
                           -----------      ----------     ----------     ------------    -----------   -------------      ------
Opening Balance,
 TSI
 December 1, 1998                   --       $    --       $        --    $       --       $      --      $    --       $        --

Recapitalization of
 e-MedSoft                   7,801,150         7,801             2,476            --              --           --            10,277

Restricted
 common stock
 issued for
 acquisition
 of TSI assets              43,970,320        43,970           (43,970)           --              --           --                --

Restricted common
 shares issued
 for services                   45,000            45           155,113            --              --           --           155,158

Issue of warrants
 for services                       --            --           225,000            --              --           --           225,000

Restricted
 common stock
 contributed by
 TSI for acquisition
 of e-Net                           --            --         5,400,000            --              --           --         5,400,000

Restricted
 common stock
 contributed by
 TSI for loan
 inducement                         --            --         1,212,693            --              --           --         1,212,693

Comprehensive income
 (loss):

  Operating losses of
   TSI through acquisi-
   tion, January 7, 1999            --            --                --            --         (33,533)          --           (33,533)

  Operating losses of
  e-MedSoft for the
  period January 8,
  1999 to March 31, 1999            --            --                --            --        (871,084)          --          (871,084)

  Translation
  adjustment                        --            --                --            --              --       14,339            14,339
                                                                                                                        -----------
Comprehensive loss                  --            --                --            --              --           --          (890,278)
                            ----------       -------       -----------    ----------       ---------      -------       -----------
Balance,
  March 31, 1999            51,816,470       $51,816       $ 6,951,312    $       --       $(904,617)     $14,339       $ 6,112,850

                              Common Shares                                                        Accumulated
                                                                                                      Other
                                                     Paid-In           Stock        Accumulated    Comprehensive         Total
                          Number        Amount       Capital        Subscription      Deficit      Income (Loss)        Equity
                        ----------     -------     ------------     -----------     ------------    -----------      -------------
Restricted common
 stock issued in
 acquisitions            1,854,276     $ 1,854     $ 30,179,667     $        --      $        --    $        --      $  30,181,521

Restricted common
 stock issued for
 cash                    8,155,021       8,155       63,625,324              --               --             --         63,633,479

Restricted
 common stock
 issued for
 assets                 12,627,336      12,627      142,268,035      (5,000,000)              --             --        137,280,662

Warrants issued
 for payment of
 debt                           --          --          505,738              --               --             --            505,738

Common stock
 issued on exercise
 of warrants             1,216,429       1,217          100,284              --               --             --            101,501


Common stock
 issued on exercise
 of stock options           33,333          33           33,300              --               --             --             33,333

Common stock
 issued for
 services                   32,500          33          615,092              --               --             --            615,125

Stock options
 and warrants
 issued for
 services                       --          --          217,044              --               --             --            217,044


Comprehensive loss:

Net loss                        --          --               --              --       (9,665,334)            --         (9,665,334)

Translation
 adjustment                     --          --               --              --               --        (12,792)           (12,792)
                                                                                                                     -------------
Comprehensive loss              --          --               --              --               --             --         (9,678,126)
                        ----------     -------     ------------     -----------     ------------    -----------      -------------
Balance,
  March 31, 2000        75,735,365     $75,735     $244,495,796     $(5,000,000)    $(10,569,951)   $     1,547      $ 229,003,127
                        ==========     =======     ============     ===========     ============    ===========      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  e-MedSoft.com
                     Consolidated Statements of Cash Flows
                     For The Year Ended March 31, 2000 and
                      The Four Months Ended March 31, 1999

                                                                    2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (9,665,334)     $  (904,617)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Gain on exchange of debt for warrants                             (357,152)              --
  Provision for doubtful accounts                                    192,854               --
  Depreciation                                                       739,161           17,493
  Amortization of goodwill                                         1,176,851           28,810
  Amortization of deferred financing costs                         1,243,439          361,754
  Issuance of shares and warrants for services
   provided                                                          832,169          380,158
  Net change in assets and liabilities affecting
    operations, net of acquisitions:
      Accounts receivable                                        (13,572,622)      (1,304,693)
      Inventory                                                     (363,570)           6,713
      Prepayments and other                                       (2,021,919)          78,665
      Related party receivables                                           --         (185,567)
      Accounts payable and accrued liabilities                    17,767,261        1,043,300
      Income taxes payable                                           278,129           93,356
                                                               -------------      -----------
     Cash Used In Operating Activities                            (3,750,733)        (384,628)
                                                               -------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of cash acquired                        (808,034)      (2,254,658)
  Capital expenditures                                              (844,490)              --
  Investment in software                                          (4,172,040)              --
  Payment for deferred contract                                     (511,304)              --
  Purchase of long-term investment                                  (770,000)              --
  Other                                                             (147,620)              --
                                                               -------------      -----------
     Cash Used In Investing Activities                            (7,253,488)      (2,254,658)
                                                               -------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bridge loans                                          (561,068)              --
  Proceeds from bridge loans                                       3,888,782        1,500,000
  Proceeds from other long-term liabilities                               --        1,500,000
  Payments on other long-term liabilities                                 --         (306,419)
  Repayments of capital lease obligations                           (459,553)          (2,583)
  Funds for minority interests                                     4,176,862               --
  Proceeds from exercise of stock options and warrants               134,834               --
  Equity financing                                                63,633,479               --
                                                               -------------      -----------
     Cash Provided By Financing Activities                        70,813,336        2,690,998
                                                               -------------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                             59,809,115           51,712
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD              51,712               --
                                                               -------------      -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $  59,860,827      $    51,712
                                                               =============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  e-MedSoft.com
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation and Risk

e-MedSoft.com ("e-MedSoft" or the "Company") was initially organized in Nevada on August 25, 1986, under the name of High Hopes, Inc., in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On January 7, 1999, e-MedSoft acquired the assets of TSI Technologies and Holdings, LLC ("TSI") formerly known as Sanga e-Health, LLC for 41,417,176 restricted shares of the Company's common stock which represented 80 percent of the then outstanding shares. This transaction was accounted for as a reverse acquisition. Therefore, the income and cash flow statements included herein for the four month period ended March 31, 1999 combine the operations of TSI from its inception, December 1, 1998, through the acquisition date and the operations of e-MedSoft after the acquisition through March 31, 1999. The balance sheet at March 31, 1999 includes TSI's assets at the acquisition date at carry over basis.

On March 19, 1999, the Company acquired all of the outstanding shares of e-Net Technology LTD ("e-Net", formerly Palm Technology Holdings, Ltd). This acquisition has been accounted for under the purchase method. On May 28, 1999, e-MedSoft changed its year-end from May 31 to March 31. Accordingly, the results of operations presented herein for the four month period ended March 31, 1999 reflect approximately 13 days of e-Net's operations.

On February 29, 2000, the Company acquired all of the outstanding shares of VirTx, Inc. This acquisition has been accounted for under the purchase method and the results of operations for the fiscal year ended March 31, 2000 reflect approximately 31 days of VirTx's operations.

During the year ended March 31, 2000 the Company acquired a 60 percent interest in an Australian company organized to market and distribute certain of the Company's software products in Australia and Asia under a licensing agreement. In March 2000, the Company's subsidiary in Australia merged with Capricorn, an inactive Australian company listed on the Australian stock exchange. The merger was considered a reverse acquisition with Capricorn as the surviving company. Capricorn changed its name to B2B, Net Technologies, Ltd. Concurrent with this transaction B2B completed an Australian public offering and raised approximately $3.4 million for the funding of working capital. As a result of these transactions, the Company owns 45 percent of B2B and has an irrevocable two-year proxy to vote another 15 percent of B2B's shares that are owned by another stockholder. Therefore, the income and cash flow statements included herein for the year ended March 31, 2000 combine the operations of the Australian subsidiary from its inception date, August 10, 1999, through the merger date and the operations of B2B after the acquisition through March 31, 2000. The balance sheet at March 31, 2000 include B2B's assets at the acquisition date at carry over basis.

e-MedSoft acquired and has continued to develop an Internet-based information and transaction platform application and software designed to facilitate and streamline interactions among physicians, payers, suppliers and patients. However, the Company's revenue and income potential from its Internet solutions business is unproven. For the four month period ended March 31, 1999, the Company generated all its revenue from e-Net's computer hardware and software sales. For the year ended March 31, 2000 primarily all of its revenue was from e-Net's computer and hardware sales. In addition to being subject to all the risks of an early stage enterprise, the Company is subject to numerous other risks, including rapidly changing and evolving standards, an unproven business model, future lack of capital and other risks.

    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain reclassifications of previously reported amounts have been made to conform with the current year presentation.

    Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    Cash Equivalents

Cash equivalents include money market investments that are redeemable upon demand. The Company places its cash equivalents with high quality financial institutions, however, the funds invested in the money market accounts are not FDIC insured and at times, the funds in the operating accounts may exceed the FDIC insurance limits.

    Accounts Receivable

Accounts receivable consists primarily of trade receivables from the sale of hardware and software to the Company's customers. The Company continually reviews its trade receivables for collectability and provides reserves as needed. The credit risk associated with accounts receivable is limited due to the diversity of the accounts over a significant number of customers with no single customer representing more than 10 percent of the total balance.

    Inventory

Inventory, which consists of purchased computer and software products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out
(FIFO) method. Inventory primarily consists of finished goods.

    Other Receivables

Other receivables primarily consist of amounts due to e-Net from a major supplier for reimbursement of certain promotional and marketing costs.

    Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Company's debt and capital leases approximate their fair value because of the short maturities and/or interest rates which are comparable to those available to the Company on similar terms. The Company's U.K. subsidiary, e-Net, had two customers whose sales represented a significant portion of e-Net's net sales for the year ended March 31, 2000. Sales to these customers were 13.6 percent and 5.6 percent of net sales for the period ended March 31, 2000. e-Net also had two significant suppliers that amounted to 43 percent and 41 percent of purchases for the period ended March 31, 2000. One of these major suppliers is e-Nets strategic partner, Sun Microsystems and the Company believes that the risk of losing this vendor is remote. However, the Company continually monitors its risks by identifying alternative suppliers. As a result, the Company believes that the loss of one or both of these suppliers would not have a material adverse effect on the Company's financial position or results of operations.

    Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method based on the estimated useful life of the related asset. Usefull lives are generally three to six years except for leasehold improvements and equipment acquired under capital leases which are amortized over the shorter of the remaining lease term or the estimated useful life of the related asset.

    Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable assets acquired and is amortized using the straight-line method.

Goodwill related to the acquisition of e-Net is amortized over a ten year life. Goodwill related to the acquisition of VirTx is amortized over a seven-year period. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of the goodwill to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses discounted future expected net cash flows to determine the amount of impairment loss.

    Software Development Costs

The Company is internally developing software and acquiring software that it plans to market to providers, payers, suppliers and consumers through licensing of software and through hosting service as an application service provider. Costs incurred related to the development of software to be licensed prior to technological feasibility have been expensed. Under Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", once the Company concludes that technological feasibility is obtained, all subsequent development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software development costs incurred related to software to be used internally as part of a hosting arrangement have been capitalized in accordance with Statement & Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Internally Developed or Obtained for Internal Use". Software development costs expensed are included in operating expenses in the accompanying consolidated statements of operations and were approximately $1,515,000 and $39,000 for the fiscal year ended March 31, 2000 and the four months period ended March 31, 1999, repsectively. During the year ended March 31, 2000, the Company incurred salary and contractor costs of approximately $2.2 million that were capitalized in accordance with SFAS No. 86 and SOP 98-1, as applicable, and reflected on the consolidated balance sheets.

    Recognition of Revenues

The Company's products and services are provided based upon purchase orders and contractual agreements. Revenue from the sale of hardware and software is recorded upon delivery, installation and acceptance of the equipment at the customer site. Revenue from services is recorded upon performance. Revenue from maintenance contracts is recognized on a straight-line basis over the contract period. The revenue components for the fiscal year ended March 31, 2000 and the four month period ended March 31, 1999 is as follows (in thousands):

                               2000                1999
                               ----                ----
Hardware and Software         $43,452             $2,555
Services                        1,331                 95
Maintenance                     1,199                  -
                              -------             ------
                              $45,982             $2,650
                              =======             ======

    Research and Development

Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United Kingdom and in the United States. During the year ended March 31, 2000 the Company expensed approximately $1.5 million in development costs and capitalized approximately $2.2 million. These development costs were incurred in the United Kingdom for the development of new Internet products and software and in the United States for new Internet products and additional solutions to be integrated with the existing Internet-based health care management system.

    Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," which uses the liability method to calculate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at the current exchange rates, and the effects of these translation adjustments are reported as a separate component of stockholders' equity. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates that prevailed over the applicable period.

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

A summary of the shares used to compute net loss per share is as follows:

                                                      Year Ended     Four Months Ended
                                                    March 31, 2000     March 31, 1999
                                                    --------------   -----------------
     Weighted average common shares
      used to compute basic net loss
      per share..............................          56,345,463       38,061,371
     Effect of dilutive securities...........                  --               --
                                                       ----------       ----------
     Weighted average common shares
      used to compute diluted net
      loss per share.........................          56,345,463       38,061,371
                                                       ==========       ==========

For the year ended March 31, 2000 and the four months ended March 31, 1999, options and warrants to purchase 5,715,167 and 1,734,429 shares of common stock, respectively, were excluded from the computation of diluted loss per share as such options and warrants were anti-dilutive.

    Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by SFAS No. 137. The Company is required to adopt this new standard in April 2001 for its year ending March 31, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the Company's financial condition or results of operations.

     In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will not have a material effect on the Company's revenue recognition and results of operations.

2.  BUSINESS COMBINATIONS AND JOINT VENTURES

    Acquisition of Health Care Management System

On January 7, 1999, the Company acquired from TSI, the rights to a JAVA-based, on-line healthcare management system in exchange for 41,417,176 restricted shares (post-split) of the Company's common stock. In addition, in exchange for finder's fees and services, the Company issued 2,553,144 restricted shares of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock exercisable at $.25 per share over five years. As a result of these transactions, TSI owned approximately 80 percent of the then outstanding shares and is considered the acquiring company. This transaction is considered a reverse acquisition that resulted in a capital reorganization. Accordingly, the Company's assets have been reflected at book value and the acquiring company's assets at acquisition date have been reflected at their carryover basis. There has been no goodwill or intangible assets recognized for this acquisition in the financial statements. No significant costs were incurred in preparing the software for commercial use prior to December 1, 1998. In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999, which has been reflected for all data presented.

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

The Company purchased the shares of e-Net pursuant to a Share Acquisition Agreement, which was originally entered into on July 22, 1998 between e-Net's shareholders and Sanga International ("Sanga"). (During the period, Sanga was a member of e-MedSoft's principal stockholder, TSI, and it ceased being a member on July 30, 1999.) At the close, the Company paid $2,200,000 in cash. Of this amount $1,500,000 was borrowed and the balance was paid out of working capital (see Note 5). In addition, TSI contributed and transferred 3 million of its restricted shares to Sanga for consideration of Sanga's assignment of all rights and obligations under its agreement. These shares have been valued by an independent appraiser at $5,400,000. The following table details the allocation of the e-Net purchase price:

      Purchase price                                      $7,590,102
      Acquisition costs                                       65,336
                                                          ----------
      Adjusted purchase price                              7,655,438

Add:  e-Net's negative equity                                428,002
                                                          ----------
      Goodwill                                            $8,083,440
                                                          ==========

The Company considered other potential intangible assets for which it may be appropriate to assign value such as franchise agreements, leases and customer lists. The 10-year amortization of goodwill represents management's best estimate of the future benefit of this acquisition.

The following pro forma information, for the four months ended March 31, 1999, gives effect to the acquisition of e-Net as if such transaction had occurred at the beginning of the Company's operations on December 1, 1998 (unaudited):


Net sales                                                 $8,596,644
Operating expenses                                         8,933,552
Amortization of goodwill                                     269,629

Net loss                                                  $ (851,148)
Net loss per share                                             $(.02)

The pro forma information does not include amortization of financing costs of $361,754 incurred in connection with the transaction since these costs are considered to be one time only costs.

In May 1999, the Company's U.K. subsidiary acquired a small Internet financial services business. This transaction was accounted for under the purchase method. The goodwill resulting from this acquisition was approximately $32,000. During the last quarter of 2000, the Company disposed of this subsidiary and therefore any remaining goodwill was expensed.

         Acquisition of B2B.net Technology LTD

In fiscal 2000 the Company acquired a 60 percent interest in an Australian company to distribute certain e-MedSoft products in various territories including Australia and Asia. The Company paid one Australian dollar for the shares and has entered into a software marketing and license agreement with the subsidiary whereby the Company received $250,000 and will receive royalty payments in return for an exclusive non-transferable right to use, reproduce and exploit certain of the Company's software, including the right to grant sublicenses, in the defined territories. In March 2000, 100 percent of the subsidiary's outstanding shares were exchanged for 100 percent of the outstanding shares of Capricorn, an inactive Australian company listed on the Australian stock exchange. Capricorn was the surviving company and changed its name to B2B Net Techonologies, Ltd. ("B2B") Concurrent with the exchange of shares, B2B completed an Australian public offering of approximately $3.4 million for the funding of working capital. As a result of these transactions, e-Med's equity ownership was reduced from 60 percent to 45 percent. A 15 percent shareholder of B2B has issued to e-MedSoft an irrevocable proxy to vote its shares in B2B for the next two years. Therefore, the financial statements of B2B have been consolidated and reflected in the financial statements herein. As of March 31, 2000 the subsidiary had not yet commenced the distribution of product and therefore, no revenues have been generated to date.

         Preferred Provider Agreement with National Century Financial
Enterprises

In February 2000, the Company entered into a seven year Preferred Provider Agreement with National Century Financial Enterprises to provide its services and software solutions with respect to all electronic needs of NCFE and to have exclusive marketing access to all of NCFE's clients for the provision of e-MedSoft's products. In addition, the agreement provides for a proprietary Master Portal wherein all of NCFE's and e-MedSoft's products and services will be marketed and sold to NCFE's and e-MedSoft's customers. e-MedSoft will receive fees for its services based on agreed upon fee schedules and negotiated project fees. e-MedSoft issued 9.5 million shares to NCFE in consideration for NCFE 1) entering into the agreement, 2) cancelling approximately $4.8 million of e-MedSoft's debt 3) providing $1 million of equity financing and 4) providing an additional $4 million in financing that will convert into equity upon the ability of NCFE to sell $4 million worth of e-MedSoft stock at a share price in excess of $9.50 per share. The Company is also required to file a registration statement to register these shares. The value of the shares issued was approximately $113 million based on the then current market price of our stock on issuance date. This value has been allocated as a 1)reduction of debt
2)financing receivable reflected in equity and 3) value of NCFE's distribution channel and an inducement for NCFE to enter into the agreement representing deferred contract cost. The value of the NCFE distribution channel and deferred contract cost with a combined value of approximately $104 million was supported by an independent appraisal. The fair market value of the assets acquired was based on the value of the equity consideration as determined using an income approach valuation methodology. A seven year forecast of revenues and costs was prepared with the resulting cash flows reduced by working capital and capital expenditures. The net results were then discounted to present value based on a weighted average discount rate of 25 percent. The components of the assets valued were based on their related revenue streams and were approximately $120 million for NCFE to use e-MedSoft technology and $36.1 million for the NCFE distribution channel. The total valuation of these revenue streams was approximately $156.1 million. This valuation was in excess of the market price value of the shares issued and therefore these assets are reflected at the lower value of approximately $104 million. These assets will be amortized on a straight line basis over the contract period once the software is delivered and accepted by NCFE. At March 31, 2000, the Master Portal was still in development and, therefore, the Company did not amortize any of the assets into expense.

         Acquisition of VirTx, Inc.

In February 2000, we acquired privately held VirTx, Inc., a leading provider of secure collaborative medical networks that are able to support the implementation of multimedia telemedicine, telehealth, and telescience collaboration. In connection with the transaction, the Company issued approximately 1.9 million shares of e-MedSoft's common stock to the VirTx shareholders and may issue up to an additional $23 million in shares pursuant to an earn-out arrangement. This transaction has been accounted for as a purchase resulting in approximately $31 million of goodwill. The goodwill determination is preliminary and subject to adjustment. The Company is amortizing the goodwill over a seven year period which is managements' best estimate of the future benefit of this acquisition. The following table details the allocation of the VirTx purchase price:

       Purchase price                                    $30,181,521
       Acquisition costs                                      35,000
                                                          ----------
       Adjusted purchase price                            30,216,521

Add:   VirTx negative equity                                 773,033
                                                          ----------
       Goodwill                                          $30,989,554
                                                          ==========

The following pro forma information gives effect to the acquisition of VirTx as if such transaction had occurred at December 1, 1998 (unaudited):

                                         Year Ended            Four Months Ended
                                        March 31, 2000           March 31, 1999
Net sales                                $ 46,765,039             $ 2,787,416
Operating expenses                         56,572,648               3,431,027

Amortization of goodwill                    4,058,156                 737,847

Net loss                                 $(15,290,519)            $(1,881,524)
Net loss per share                             $(0.27)                  $(.05)


         Acquisition of Software License and Joint Venture with Quantum Digital Solutions Corporation

In March 2000, we acquired an exclusive 10-year license, with an option to extend another 20 years, from Quantum Digital Solutions Corporation ("Quantum Digital"), previously known as CypherComm, Inc., for application of their security encryption and data scrambling technology. We intend to embed the security technology into all of our application services and will seek to develop a separate subsidiary ("Securus") that will focus on selling security solutions to the health care industry. In return for the license, Quantum Digital will receive 25 percent of Securus profits, plus warrants to purchase up to 25 percent of Securus equity at $0.01 per share in the event of a sale of any Securus equity securities. Pursuant to the agreement, we issued to Quantum Digital approximately 1.4 million shares of our common stock for the right to purchase up to 15 percent of the outstanding common stock of Quantum Digital for an aggregate cash purchase price of $15 million, either in a single transaction or in tranches over a period of up to five years. As of March 31, 2000, the Company has purchased .75 percent of Quantum Digital's common stock for $750,000. We will also issue Quantum Digital a 10-year warrant to purchase an additional 1 million shares of our common stock at an exercise price of $20 per share following the introduction of a commercially distributable product using Quantum Digital's technology and receive a seat on Quantum Digital's board of directors. In addition we have established a jointly owned technical lab for further development of the encryption technology to fit various markets. We will fund the lab jointly with Quantum Digital. At March 31, 2000, the Company has reflected approximately $29.1 million on the balance sheet which represents $25 million for the value of the shares issued to obtain the option to acquire equity in Quantum, $750,000 paid upon partial exercise of the option to acquire equity interest and approximately $3.3 million in present value of other commitments made by the Company for the acquisition of the option. The Company made a preliminary analysis of the relative values of the acquired assets and allocated $2.8 million to the value of the technology license and software and $26.3 million to the value of the equity option.

An independent outside appraisal is in process which will determine the final price allocation. The value of the license and software and the value of the equity option will be adjusted when the valuation is completed. The Company does not expect the impact of such adjustment to be material.


3.  SOFTWARE LICENSE/ACQUISITIONS

On January 23, 1999, the Company approved and ratified the termination of the Software License Agreement which was entered into on December 2, 1998 between TSI and Sanga for the sub-licensing of the healthcare management system's software ("Software") to end-users thereof. The effect of this termination was the assignment and transfer from Sanga to the Company of all right, title and interest under or with respect to all of Sanga's contractual rights and privileges arising from their agreements with various healthcare providers for the sub-leasing of the Software. In connection therewith, previous funding received by Sanga from such healthcare agreements was transferred to the Company. The funding received by Sanga was based on an agreement between a NCFE and a member of TSI, to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandums of Understanding. The Company reflected these funds as other long-term liabilities of $1,193,581 at March 31, 1999. In February, 2000, this debt was converted to equity in conjunction with NCFE's preferred provider agreement described in Note 2 above.

On September 1, 1999, the Company acquired from University Affiliates IPA ("UA") a managed care computer software technology for approximately $6,500,000, including a cash payment of $2,000,000 and the issuance of 1,721,973 shares of the Company's common stock with an approximate value of $4,500,000. In addition, the Company entered into a ten-year contract with UA for exclusive access to UA's network of more than 2,500 physicians. The agreement includes revenue sharing of UA's network and exclusive use of the technology in connection with UA's expansion of its physician network. In addition, the Company agreed to finance certain costs to further develop the software. During the year ended March 31, 2000, the Company incurred approximately $3.7 million in development costs. In accordance with SOP 98-1 the Company capitalized approximately $2.2 million of these costs. Such deferred costs along with acquired software costs will be amortized over a three to five year life once the related products are in service.


4.  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2000 and 1999 consisted of the following:

                                                  2000              1999
Computer equipment                            $ 1,359,114       $   552,238
Office equipment, furniture and fixtures          736,117           236,195
Automobiles                                     1,330,533           537,923
                                              -----------       -----------
                                                3,425,764         1,326,356
Less accumulated depreciation                    (822,462)          (17,493)
                                              -----------       -----------
Property and equipment, net                   $ 2,603,302       $ 1,308,863
                                              ===========       ===========

Property and equipment included assets acquired under capital lease obligations with a cost of approximately $1,060,883 and $915,496 at March 31, 2000 and 1999, respectively.

5.  DEBT AND CAPITAL LEASES

During the four month period ended March 31, 1999, the Company borrowed $750,000 from Trammel Investors, LLC ("Trammel") and $750,000 from Donald H. Ayers for the acquisition of e-Net. These loans were evidenced by secured promissory notes totaling $1,750,000 ("bridge financing"). Trammel's note was $250,000 more than the amount of its loan as payment of a finders fee and certain other costs. The Company also agreed to pay an origination fee to each lender in the amount of 15 percent of the amount of the promissory notes with such fees to be payable in fifteen equal monthly payments commencing April 19, 1999. In connection with this financing the Company issued to each lender five year warrants to purchase 250,000 shares of the Company's common stock at $3.85 (average closing bid of the Company's stock during the five trading days before March 19, 1999). In addition, TSI, the Company's majority stockholder, guaranteed the loans and transferred to each lender one million restricted shares of the Company's common stock as an inducement to make the loans. The Company also entered into a registration rights agreement that provides certain registration rights to the lenders with respect to the two million shares and the shares underlying the warrants. The Company obtained an independent valuation of these shares. The warrants have been valued by the Black Scholes option-pricing model. In line with these valuations the $1,500,000 received from the lenders was allocated between debt and paid in capital. This allocation was based on the total estimated value of notes, shares and warrants received by the lenders. As a result, $1,212,693 was allocated to paid in capital for the shares transferred and warrants issued and $287,307 was allocated to bridge financing debt. The difference between the amount allocated to debt and the actual notes and fees payable resulting from this transaction was $1,725,193. At March 31, 1999 that amount was reflected as deferred financing costs that accrete to the bridge financing debt of $1,750,000 and finance costs payable of $262,500. In addition debt was assumed in the acquisition of e-Net, which included capitalized leases and a line of credit with the Bank of Wales. At March 31, 2000 and 1999, the maximum draw under the line of credit was 1.5 million pounds (approximately $2.4 million) and 1.2 million pounds (approximately $1.9 million), respectively. At March 31, 2000 there was approximately 994,000 pounds or $1.6 million available under this line. Subsequent to year end, the line of credit was increased to 2.0 million pounds (approximately $3.2 million) and extended to June, 2001. The credit facility is secured by the assets of the U.K. operations and contains certain financial and non-financial covenants.


During the fiscal year ended March 31, 2000, the Company renegotiated the terms of this bridge financing. As a result, the $750,000 note payable to Don Ayers was exchanged for 150,000 warrants to acquire 150,000 shares of the Company's common stock at $.01. The warrants were valued at $505,738 and reflected as an increase to paid in capital. The difference between the debt exchanged and the value of the warrants was recorded as an extraordinary gain of $357,152. The payout terms on the remaining note to Trammel for $1,000,000 was extended 24 months to May 19, 2001. The Company made a $300,000 principal payment to Trammel to obtain this extension. The remaining unpaid origination fees of $120,000, in connection with the original transaction were waived by the debt holders. Accordingly, all remaining deferred financing costs of $1,243,439 was amortized and reflected in interest expense.

During the four months ended March 31, 1999, the Company received $1,500,000 from NCFE. These advances were provided in accordance with its agreement to provide an initial funding for accounts receivable to be derived from signed Master Agreements and Memorandum of Understanding. The Company repaid approximately $306,000 of this liability at March 31, 1999.

During the fiscal year ended March 31, 2000, the Company entered into a financing arrangement with NCFE to fund the Company's operations in an amount not to exceed $5,500,000. The obligation, which was secured by the Company's assets, boar interest at prime (9 percent at March 31, 2000) plus 1 percent and was due one year from the draw date or on the date the Company successfully obtained refinancing for the amounts loaned under the financing arrangement, whichever was the earlier date. The Company borrowed $3,500,000 under this agreement.

In February 2000, the Company entered into a Preferred Provider Agreement with NCFE, whereby all of the debt payable to NCFE was converted into equity.

During the year ended March 31, 2000 the Company received approximately $1,277,000 from National Trust Properties, Inc. ("NTP"), a related party as described below, as interim funding of its operations. In consideration for approximately $888,000 of the funding provided by NTP to the Company, the Company issued 287,021 shares of its common stock based on the trading price of the stock at the dates the funds were received. The remaining balance of the funds received of $389,000, was recorded as related party debt. During December 1999 the Company repaid $250,000 of this debt leaving a balance at March 31, 2000 of approximately $139,000. This debt bears interest at prime plus 1 percent and is due within one year from the funding date.

Debt at March 31, 2000 and 1999 is as follows:

                                                                                      2000            1999

Bridge financing secured by the Company's assets,
 interest at prime, due May 19, 2001                                              $  688,932      $     --
Bridge financing secured by the Company's
 assets, 12% interest, due May 19, 1999 and related
 origination fees                                                                       --         2,012,500
Related party debt, interest at prime plus 1%                                        138,782            --
Line of credit, interest at 2.5% above bank base rate (6% at March 31, 2000, average rate of 8%), with
 a minimum interest of 6%, expiring June 2001                                        807,180         967,425
Capital leases, interest at various rates ranging
 from 9% to 11%, expiring from 2001 through 2004                                   1,060,883         581,684
Other long-term liability                                                               --         1,193,581
                                                                                  ----------      ----------
Total debt                                                                         2,695,777       4,755,190

Less current portion                                                              (1,888,943)     (1,783,323)
                                                                                  ----------      ----------

Long-term portion                                                                 $  806,834      $2,971,867
                                                                                  ==========      ==========


The five year debt maturity schedule is as follows:

                   Year ending March 31:

                                                Long-term    Capital
                                                Debt         Leases        Total
                                    2001        $1,567,366   $  321,577    $1,888,943
                                    2002            67,528      366,933       434,461
                                    2003                --      296,788       296,788
                                    2004                --       75,585        75,585
                                    2005                --           --            --
                                                ----------   ----------    ----------
                                                $1,634,894   $1,060,883    $2,695,777
                                                ==========   ==========    ==========


6.  OPERATING LEASE COMMITMENTS

At March 31, 2000, the Company had operating lease obligations for office space, primarily branch offices, in England expiring at various dates through 2009 and in California, Florida and Australia expiring at various dates through 2004. The minimum aggregate annual rentals were $624,343, of which $553,287 and $11,500 is reflected in the Company's statement of operations for the fiscal year ended March 31, 2000 and the four months ended March 31, 1999, respectively.

Subsequent to year-end, the Company entered into a lease agreement for additional office space in Florida which expires in 2004. The annual rental for the Florida office space is approximately $81,816.

In addition, in accordance with its agreement with Quantum Digital, the Company has committed to the payment of Quantum Digital's leased space that they will occupy commencing in November, 2000. The minimum annual rental for this lease is $493,140.

Future minimum lease payments on noncancelable operating leases, adjusted for the above subsequent events, is as follows:

                             Year ending March 31:


                                  2001          $  984,002
                                  2002           1,203,156
                                  2003           1,131,937
                                  2004           1,035,753
                                  2005             781,431
                                  Thereafter     2,996,985
                                                ----------
                                                $8,133,264
                                                ==========

7.  DEFERRED FINANCING

Deferred financing costs resulting from the acquisition bridge financing (see
Note 5) was amortized over the life of the bridge financing. During the year ended March 31, 2000 and the four months ended March 31, 1999, $1,243,439 and $361,754 was reflected in financing costs, respectively.

8.  RELATED PARTY TRANSACTIONS

The Company has transactions with related parties, primarily as a result of the realignment of its operations in connection with the acquisition and development of the healthcare management system. At March 31, 1999, the Company had related party receivables of $193,263. There were no related party receivables at March 31,2000.

In December 1998 NCFE, one of our strategic partners, transferred $750,000 to Sanga in accordance with its agreement to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandum of Understanding. On January 23, 1999, Sanga assigned and transferred to us all right, title and interest with respect to all of Sanga's contractual rights and privileges arising from its agreements with various healthcare providers. Additionally, the rights held by Sanga in and to its funding agreement with NCFE was assigned to us. In connection with these activities, the previous funding received by Sanga from such healthcare agreements was legally transferred to the Company and was included in other long-term liabilities at March 31, 1999. Subsequent to and arising out of this assignment, Sanga transferred $604,970 of the NCFE funding to us. The remaining balance of $145,030 was reflected as a related party receivable from Sanga at March 31, 1999. During the fiscal year ended March 31, 2000, Sanga filed for bankruptcy and this receivable was written off. In February 2000, NCFE entered into a Preferred Provider Agreement with the Company and converted the debt to equity.

The Company's President, Chief Executive Officer and Chairman of the Board also served as President and Chief Executive Officer of Sanga through July 30, 1999 and is a Co-Manager of TSI, the majority stockholder of e-MedSoft.

During the four months ended March 31, 1999 and the year ended March 31, 2000, HealthMed, a member of TSI, paid certain expenses on behalf of the Company and TSI. In addition, the Company reimbursed HealthMed for certain of these expenses and paid certain expenses on behalf of TSI. As of March 31, 1999 the Company had a total receivable due from HealthMed and TSI of approximately $15,800. There was no balance due at March 31, 2000.

In addition, prior to the Company's acquisition of e-Net, e-Net paid certain expenses on the behalf of Sanga's U.K. operations. As of March 31, 1999, the Company had a receivable of $32,433 in this regard. These amounts were reimbursed to e-Net from the Company during the fiscal year ended March 31, 2000.

During the year ended March 31, 2000, the Company received funding from National Trust Properties, Inc. for the issuance of shares and debt as described above. The Company's board member and a beneficial shareholder, Mitchell J. Stein, is also an officer and director (but not owner) of NTP.


9. STOCKHOLDERS' EQUITY

On January 7, 1999, the Company issued 43,970,320 restricted shares (post-split) of the Company's common stock and 1,035,429 warrants to purchase restricted shares of the Company's common stock for the acquisition of a healthcare management system. This transaction resulted in a reverse acquisition with SEH as the acquiring company (see Note 2). In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999 increasing the shares outstanding by 6,240,920. The 5 for 1 forward stock split is reflected in the Company's outstanding shares.

In March 1999, the Company issued 45,000 shares of restricted stock as payment for consulting services. The fair market value of these restricted common shares has been expensed as general and administrative expense.

During fiscal 2000, the Company amended its Articles of Incorporation to increase its authorized shares to 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. The preferred stock has rights and privileges as determined by the Company's Board of Directors. No preferred shares were outstanding at March 31, 2000 or 1999.

During the year ended March 31, 2000, the Company raised approximately $63.6 million in net funds through the sale of 8,155,021 restricted shares of its common stock. Private placements in December 1999 and March 2000 raised $67.1 million of the gross proceeds through the sale of 7,568,000 restricted shares and warrants to purchase an additional 3,568,000 restricted shares of common stock. The warrants carry an exercise price of $4.00. The gross proceeds from these sales were reduced by approximately $4,988,000 in private placement commissions and expenses. In addition to the fees received, the private placement agent received warrants to purchase 350,000 restricted shares of e-Med's stock at $5.00 per share and warrants to purchase 1,300,000 restricted shares of e-MedSoft stock at $.01 per share. TSI Technologies Holding, LLC, (formerly Sanga e-Health, LLC) a major shareholder of the Company, has agreed to contribute 1,300,000 restricted shares of the Company's stock for the exercise of the 1,300,000 warrants. In return for TSI contributing the 1,300,000 restricted shares the Company agreed to issue TSI 500,000 warrants at the market price on grant date. The Company had previously issued warrants to the private placement agent in May, 1999 to purchase 5,177,145 shares of our common stock at various exercise prices. These warrants were subsequently cancelled. In a separate transaction the Company entered into a stock subscription agreement and received $600,000 for the issuance of 300,000 shares of its common stock and agreed to issue another 750,000 shares of its common stock for no additional consideration upon the completion and acceptance of software being developed for the Company. At March 31, 2000 the Company had not received or accepted the software being developed.

During the year ended March 31, 2000 the Company received approximately $1,277,000 from NTP, a related party as described above, as interim funding of its operations. In consideration for approximately $888,000 of the funding provided by NTP to the Company, the Company issued 287,021 shares of its common stock based on the trading price of the stock at the dates the funds were received.

10.  WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS

Warrants

At March 31, 1999, the Company had issued 1,585,429 warrants to purchase 1,585,429 restricted shares of the Company's common stock. The purchase price of the warrants ranged from $.25 to $3.85 over a five year period with an aggregate purchase price of $2,196,357. Of these warrants, 1,035,429 were issued in connection with the acquisition of the Internet based health care management software and 500,000 were issued in connection with the funding of the e-Net acquisition. In addition, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 to a consultant in exchange for professional services. The Company recorded an expense of $225,000 which represents the Company's estimate of the fair market value of services rendered. Had the Company valued the warrants using the Black Scholes option-pricing model, the value of the warrants would have been comparable.

During the year ended March 31, 2000, in addition to the warrants issued through the raising of equity financing (see Note 9), the Company issued warrants to purchase 150,000 shares of common stock at $.01 each in satisfaction of a $750,000 note payable (see Note 5). The Company also agreed to issue 50,000 warrants to purchase 50,000 shares of its common stock at $2.00 for professional services rendered. The value of the 50,000 warrants was approximately $90,300 and was amortized during the year.

Information relating to warrants in 2000 and 1999 is as follows:

                                                     Year Ended           Four Months Ended
                                                   March 31, 2000           March 31, 1999
                                                   --------------           -------------
                  Beginning balance                  1,585,429                       --
                  Granted                            4,618,000                1,585,429
                  Exercised                         (1,216,429)                      --
                  Cancelled                            (19,000)                      --
                                                     ---------                ---------
                  Outstanding                        4,968,000                1,585,429
                                                     =========                =========

Stock Options

     1999 Stock Compensation Plan

In February 1999, the Company's Board of Directors approved the establishment of the 1999 Stock Compensation Plan (the "1999 Plan"). The 1999 plan was approved by the Company's stockholders in February 2000. The total number of shares of common stock subject to options under the 1999 Plan is 5,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.

The 1999 Plan also provides that the Board may issue restricted stock pursuant to restricted stock right agreements that will contain such terms and conditions as the Board determines.

The Company has granted stock options to officers and employees. The options expire in 10 years from date of grant, and vest over a three year period. The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the 1999 option plan. Had the determination of compensation costs been based on the fair market value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been $10,297,408 and $910,560 and basic and diluted loss per share would have been $0.18 and $0.02 for the fiscal year ended March 31, 2000 and the four months ended March 31, 1999, respectively.

2000 Nonqualified Stock Option and Stock Bonus Plan

In March 2000, the Company's board of directors approved the establishment of the 2000 Nonqualified Stock Option and Stock Bonus Plan. The Company's board of directors believes that the 2000 Plan encourages employees, officers, directors, and consultants to acquire an equity interest in the Company and provides additional incentives and awards and recognition of their contribution to the Company's success and to encourage these persons to continue to promote the best interest of the Company.

The 2000 Plan allows the Company's board of directors to grant stock options or issue stock bonuses to the Company's employees, officers, directors, and consultants. Options granted under the 2000 Plan will not qualify under Section 422 of the Internal Revenue Code of 1986 as an incentive stock option. As a result, there was no stockholder approval required to make the plan effective.

The 2000 Plan also provides that the Company's board of directors, or a committee, may issue restricted stock pursuant to restricted stock right agreements containing such terms and conditions as the Company's board of directors deems appropriate.

The total number of shares of common stock subject to the Company's options and grants of restricted stock under the 2000 Plan may not exceed 3.5 million shares, subject to adjustment in the event of certain capitalizations, reorganizations, and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the board of directors.

The Company's board of directors may amend the 2000 Plan at any time, provided that the board of directors may not amend the 2000 Plan to adversely effect the rights of participants under the 2000 Plan, without stockholder approval. There were no options granted or outstanding under this plan at March 31, 2000.

     Other Option Issuances

During the year ended March 31, 2000, the Company issued 302,500 options to purchase 302,500 shares of its common stock at $1.00. The value of these options was approximately $529,000 and is being amortized over the vesting periods of twelve to eighteen months. The Company expensed approximately $185,700 for the year ended March 31, 2000.

Information relating to all stock options during 2000 and 1999 is as follows:

                                                           Options Outstanding
                                                 ----------------------------------------
                                                  Options                    Option Price
                                                 Available     Number of      Per Share
                                                 for Grant       Shares        Average
                                                 ----------    ---------     ------------
     Balance at inception,
      February 21, 1999                          5,000,000           --             --
         Granted                                  (209,000)     209,000         $ 2.56
         Exercised                                      --           --             --
         Forfeited                                  60,000      (60,000)        $ 2.56
                                                 ---------     --------         ------
     Balance at March 31, 1999                   4,851,000      149,000         $ 2.56
                                                 ---------     --------         ------
         Available under 2000 plan               3,500,000           --             --
         Granted                                  (354,000)     354,000         $ 4.16
         Granted outside of plans                       --      302,500         $ 1.00
         Exercised                                      --      (33,333)        $ 1.00
         Forfeited                                  25,000      (25,000)        $ 2.56
                                                 ---------     --------         ------
     Balance at March 31, 2000                   8,022,000      747,167         $ 2.76
                                                 =========     ========         ======

The following table summarizes information concerning outstanding and exercisable options at March 31, 2000:

                                                 Options Outstanding       Options Exercisable
                                                 -------------------       --------------------
                                                 Weighted       Weighted                Weighted
                                                  Average       Average                 Average
                                                 Remaining     Exercise                 Exercise
                                                Contractual     Price                     Price
                                 Number           Life (in       per         Number        per
Range of Exercise              Outstanding         Years)       Share      Exercisable    Share
-----------------              -----------        ------        -----     -----------    -----
$1.00--$1.00                     269,167           5.00         $1.00        70,556      $1.00
$2.06--$2.75                     337,000           9.55         $2.54       184,000      $2.54
$4.08--$4.28                      16,000          10.00         $4.14             -          -
$6.25--$7.75                     125,000          10.00         $6.94             -          -
                                 -------          -----         -----       -------      -----
                                 747,167           8.00         $2.76       254,556      $2.11

As of March 31, 1999, none of the outstanding options were exercisable.

The fair value of each option grant is estimated on the date of grant by using the Black Scholes option-pricing model. The following weighted average assumptions were used:

                                                             2000                 1999
                                                             ----                 ----
          Expected dividend yield ......................        0%                   0%
          Expected volatility ..........................      100%                 110%
          Weighted average risk-free interest rates ....     6.02%                5.55%
          Expected option lives (years) ................        3                    3
          Weighted average fair value
          of options granted during
          the period ...................................    $2.70                $1.76

     Employment Agreements

During the year ended March 31, 2000, the Company entered into an employment agreement with its Chairman and Chief Executive Officer for an initial term of three years beginning January 15, 1999. The agreement, which was amended in January 2000, provides for a base salary, bonus and other benefits. The agreement also provides for a $2.5 million payment to John Andrews in the event of a "change in control" of the Company, as defined. The agreement also provides for a $2.5 million payment to the Executive in the event of a "change in control" of the Company as defined. As part of the amendment, the Executive waived his rights to shares previously earned for his first year of employment under the original agreement in exchange for a $500,000 bonus. The amended agreement provides that the Executive Officer earns 5,000 stock options for shares of the Company's common stock, at no cost to the Executive, for each month of employment and additional options to purchase shares if the Company meets certain sales or net income targets. The price of the options earned based on meeting targets will be determined by the executive at the grant date. For the fiscal year ended March 31, 2000 the Company expensed approximately $699,000 under this agreement for stock compensation.

The Company entered into an employment agreement with Marshall A. Gibbs, the Company's Executive Vice President and Chief Technical Officer. The initial term of the agreement expires in January 2002 and will automatically renew for additional one year periods unless terminated by Mr. Gibbs or us. If the Company terminates Mr. Gibbs' employment without cause or if Mr. Gibbs terminates his employment as a result of the Company's material breach of the agreement, Mr. Gibbs will receive full compensation for the remainder of the initial term plus a severance payment equal to 12 months pay. If we terminate his employment with cause, Mr. Gibbs will receive compensation for the remainder of the initial term. Under the agreement, Mr. Gibbs' base salary is $250,000 per year. Mr. Gibbs will also receive a $100,000 signing bonus; a car allowance; reimbursement for automobile insurance; club dues for one country club; an allowance of up to $2,000 per year for professional counseling and services; and 15 days of vacation per year.

 Mr. Gibbs also has the right to receive 150,000 common shares of our stock without any required payment and 40,000 stock options to purchase our stock. The stock vests ratably over a three-year period, and the options vest over a one year period. For the fiscal year ended March 31, 2000, the Company expensed approximately $126,000 under this agreement for stock compensation.


11. INCOME TAXES

The provision for income taxes consists of the following:

                                                             2000        1999
          Current:
            Domestic ......................               $      -    $       -
            Foreign .......................                360,630      138,228
          Deferred ........................                    168          700
                                                           -------    ---------
          Provision for income taxes ......               $360,798    $ 138,928
                                                           =======    =========

Loss before income taxes is net of approximately $1,089,881 and $448,153 of income related to the Company's U.K. operations for the year ended March 31, 2000 and the four months ended March 31, 1999, respectively.

The components of the Company's net deferred tax asset are as follows:

                                                            2000           1999
     Net operating loss                                $4,711,828       $ 709,462
     Depreciation                                          49,738          14,555
                                                       ----------       ---------
                                                        4,761,566         724,017
     Valuation reserve                                 (4,747,179)       (709,462)
                                                       ----------       ---------
     Net deferred tax asset                            $   14,387       $  14,555
                                                       ==========       =========

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

                                                        2000           1999

     Federal income tax at statutory rate            $(3,152,592)    $(307,570)
     State income tax, net of federal benefit           (557,405)      (52,958)
     Foreign taxes at rates less than domestic
      rates                                               34,936        13,444
     Change in valuation reserve                       4,035,086       485,462
     Permanent differences                                   773           550
                                                     -----------     ---------
                                                     $   360,798     $ 138,928
                                                     ============    =========

The net operating losses start to expire in 2012. Because of a change in ownership of the Company, future utilization of these loss carryovers has been limited, and consequently, the deferred tax asset relating to domestic operations has been fully reserved.


12.  SEGMENT INFORMATION

The Company derives net sales from two operating segments: (1) transaction and information services, primarily healthcare, delivered over the Internet, private intranets or other networks and consulting contracts related to these services and (2) the sale and installation of hardware and software products. During the current fiscal period ended March 31, 2000 and the four month period ended March 31, 1999, the Company derived primarily all of its net sales from its operations in the United Kingdom. Approximately 95 percent and 100 percent of revenues was primarily from computer hardware and software sales for 2000 and 1999, respectively.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments, as such there is no separately identifiable statements of operations data below operating loss.

The Company's net sales from external customers, operating income and the long-lived assets at March 31, 1999 and March 31, 2000, classified by geographic area, were as follows (in thousands):

                                    United         United
                                    States         Kingdom      Australia           Total
                                    ------         -------      ---------           -----
Four Months March 31, 1999
Net Sales ...................     $      --       $   2,650      $    --         $   2,650
Operating income (loss) ....           (800)            411           --              (389)
Long-lived assets ..........          9,418           1,309           --            10,727

Fiscal Year March 31, 2000
Net Sales ...................     $     941       $  45,041      $    --         $  45,982
Operating income (loss) ....         (9,261)          1,252         (162)           (8,171)
Long-lived assets ..........        179,942           1,927          771           182,640

13.  CONTINGENCIES

The Company has national and international operations which, occasionally, result in litigation that the Company does not view as material and arising in the ordinary course of business. Because of the significant value of the Company's technologies, it may occasionally be appropriate for the Company to initiate litigation of its own to protect those technologies. Whether brought by the Company or defended against by the Company, the litigation is often immaterial and at this time the Company is unaware of any material litigation involving any of its national or international operations. The Company is involved in a pending litigation regarding a lawsuit brought against 16 defendants, including the Company, by Icon Capital Corporation in the Superior Court of the State of California for the County of Los Angeles, which is a dispute between a small minority shareholder of Sanga International, Inc. and a shareholder of the Company over stock in the Company. After evaluating the matter with the Company's legal counsel, management is of the opinion that the litigation creates no material or significant risk of exposure to the Company.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for the year ended March 31, 2000 was as follows:

                               First Quarter      Second Quarter      Third Quarter      Fourth Quarter
Year ended March 31, 2000
     Net Sales ............     4,443,251           8,868,529          12,633,046          20,037,590
     Operating Loss .......    (1,796,479)         (1,806,958)         (1,828,066)         (2,739,240)
     Net Loss .............    (2,528,416)         (1,912,539)         (2,190,227)         (3,034,152)
     Loss per share .......         (0.05)              (0.04)              (0.04)              (0.05)

15.  STATEMENTS OF CASH FLOWS

The Company had the following supplemental and non-cash activities each year:

                                                                    2000             1999
SUPPLEMENTAL CASH FLOW DATA
 Cash paid during the year for:
    Interest                                                   $     396,619      $     3,150
                                                               -------------      -----------
    Income taxes                                               $      78,043      $        --
                                                               -------------      -----------
NON-CASH TRANSACTIONS
  Transfer of restricted stock for acquisition of
   VirTx                                                       $  30,181,521      $        --
  Issuance of restricted stock for technology license and
   investment in Quantum Digital                                  25,000,000               --
  Assumption of lease commitment for investment in
   Quantum Digital                                                 3,315,000               --
  Issuance of restricted stock for a deferred contract
   and distribution channel                                      103,051,610               --
  Issuance of restricted stock for settlement of debt              4,760,890               --
  Transfer of restricted stock for acquisition
   of e-Net                                                               --        5,400,000
  Transfer of restricted stock for inducement
   to lend                                                                --        1,212,693
  Issuance of warrants for payment of debt                           505,738               --
  Issuance of shares for acquisition of software                   4,468,162               --
  Property and equipment purchased through capital
    lease                                                            945,457               --
                                                               -------------      -----------
                                                               $ 172,228,378      $ 6,612,693
                                                               =============      ===========


16.  SUBSEQUENT EVENTS

In April 2000, the Company entered into a 30-year management agreement and a preferred provider agreement with PrimeRX.com, Inc. (previously known as PrimeMed Pharmacy Services, Inc.), a pharmacy management services company. PrimeRx offers a variety of managed care pharmacy services that enable its clients to more effectively manage their pharmacy benefits. PrimeRX's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. PrimeRX also operates more than 40 pharmacies across 9 states serving more than 1 million managed care enrollees. The agreement provides for an option to exchange up to 33 percent of PrimeRx stock for 3 million e-MedSoft shares. On April 12, 2000, the Company acquired 29 percent of PrimeRx for 2,640,000 shares of the Company's common stock. The agreement gives full control over PrimeRx operations to the Company.

In May 2000, the Company acquired Illumea Corporation in exchange for approximately 1.3 million shares of the Company's common stock, valued at approximating $11 million. Illumea develops and markets Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. FiberPix , Illumea's first application, enables multiple simultaneous users to view interactively a microscope's high fidelity images in real time over the Internet. For example, pathologists can view tissue samples without traveling to a hospital. This acquisition will be accounted for under the purchase method and any excess of the purchase price over the fair market value of identifiable assets acquired will be reflected as goodwill.


In June 2000, the Company acquired VidiMedix for assumption of approximately $6.2 million in debt, payable in approximately 380,000 shares of common stock, approximately 336,000 warrants at a purchase price of $8.63 and approximately $2.9 million in cash. In addition, the Company has committed to issue additional common stock as an earn out payment based on VidiMedix achieving certain sales targets over the next fiscal year. VidiMedix provides network medicine solutions that enable physicians to deliver remote examination, diagnosis, and treatment to patients via secure, private and collaborative interactions using advanced Internet and Web technologies. This acquisition will be accounted for under the purchase method and any excess of the purchase price over the fair market value of identifiable assets acquired will be reflected as goodwill.

Also in June 2000, the Company acquired Resource Healthcare for approximately $1.5 million in cash and $1 million in common stock. In addition the Company has committed to issue additional common stock with a value of $500,000 as an earn out payment based on Resource achieving certain earning targets over the next fiscal year. Resource Healthcare provides pharmaceutical and infusion services to long-term care, assisted living and residential care facilities throughout Nevada. Services offered by Resource Healthcare include consulting, training, billing, supplies management and facility systems development. This acquisition will be accounted for under the purchase method and any excess of the purchase price over the fair market value of identifiable assets acquired will be reflected as goodwill.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2000                 e-MedSoft.com


                                     By: /s/ John F. Andrews
                                         -----------------------------------
                                         John F. Andrews, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                     DATE

/s/ John F. Andrews             Chairman, President and        June 29, 2000
--------------------------      Chief Executive Officer
John F. Andrews


/s/ Margaret A. Harris          Chief Financial Officer        June 29, 2000
--------------------------
Margaret A. Harris


/s/ Sam J. W. Romeo             Director                       June 29, 2000
--------------------------
Sam J. W. Romeo


/s/ Mitchell J. Stein           Director                       June 29, 2000
--------------------------
Mitchell J. Stein


/s/ Masood Jabbar               Director                       June 29, 2000
--------------------------
Masood Jabbar


/s/ W. Cedric Johnson           Director                       June 29, 2000
--------------------------
W. Cedric Johnson

                                 EXHIBIT INDEX


EXHIBIT
-------
  21                Subsidiaries of the Registrant

  27                Financial Data Schedule