Form 10KSB/A
period 2000-03-31
E-MEDSOFT COM
filed 2000-07-07
CIK 800181

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

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

21          Subsidiaries of the            Previously filed
            Registrant

23          Consent of Arthur Andersen     Filed herewith electronically
            LLP

27          Financial Data Schedule        Previously filed

      (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K dated February 29, 2000, reporting under Item 2 the acquisition of VirTx, Inc. The financial statements required under Item 7 were filed by amendment on April 26, 2000. The Company filed a Form 8-K dated March 18, 2000, reporting under Item 5 the joint venture agreement with CypherComm, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2000                  e-MedSoft.com


                                    By:/s/ Margaret A. Harris
                                       Margaret A. Harris, Chief Financial
                                       Officer

                                 EXHIBIT INDEX


EXHIBIT
-------

  23                Consent of Arthur Andersen LLP