Form 10KSB/A
period 2000-03-31
E-MEDSOFT COM
filed 2000-07-18
CIK 800181

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

[Transitional] Small Business Disclosure Format (check one): Yes __   No X

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

         NAME          AGE           POSITIONS HELD AND TENURE
         ----          ---           -------------------------

  John F. Andrews      46       Chairman, President and Chief Executive
                                Officer

  Margaret A. Harris   52       Chief Financial Officer and Senior Vice
                                President

  Ian McPherson        52       Managing Director of e-Net

  Marshall Gibbs       34       Chief Technology Officer and Executive Vice
                                President

  Masood Jabbar        49       Director

  W. Cedric Johnson    48       Director

  Sam J.W. Romeo       59       Director

  Mitchell J. Stein    41       Director

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

     MARGARET A. HARRIS has served as our Chief Financial Officer and Senior Vice President since March 1999. From June 1993 until March 1999, Ms. Harris worked as an independent contractor/consultant providing financial services to various companies including the following: HemaCare Corporation--July 1993 until July 1994; American Outpatient Services, Corp.--July 1994 until October 1995, serving as the Acting Chief Financial Officer; GCI RenalCare, Inc.--December 1995 until December 1996, serving as the Chief Financial Officer; MediaManager, Inc.--December 1996 to March 1999, serving as the Acting Chief Financial Officer. Ms. Harris served as Vice President of Finance for American Medical International, Inc., one of the largest hospital management companies in the world and a predecessor to Tenet Health Care Holding Corp., from June 1973 until July 1991. Prior to joining American Medical International, Ms. Harris began her career with Arthur Andersen LLP in the audit group.

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

     MARSHALL GIBBS has served as our Chief Technology Officer and Executive Vice President since January 1999. From June 1998 until May 1999, Mr. Gibbs was employed by Sanga International as Chief Technology Officer. From March 1994 until May 1998, Mr. Gibbs was employed by CSX Technology, serving the last six months as Vice President of Enterprise Technology Services at CSX Technology. Prior to CSX Technology, Mr. Gibbs was with Price Waterhouse, where he was in the Management Consulting Services group.

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

                                  SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM COMPENSATION
                                                            -----------------------------------------
                                  ANNUAL COMPENSATION              AWARDS          PAYOUTS
                              ---------------------------   -------------------    --------
                                                                       SECURI-
                                                                        TIES
                                                                       UNDERLY-
                                                  OTHER       RE-        ING                   ALL
                                                  ANNUAL    STRICTED   OPTIONS/               OTHER
NAME AND PRINCIPAL                                COMPEN-    STOCK       SARs       LTIP      COMPEN-
     POSITION         YEAR    SALARY     BONUS    SATION    AWARD(S)   (NUMBER)    PAYOUTS    SATION
------------------    ----    -------    -----    ------    --------   --------    -------    ------
John F. Andrews,      2000   $500,000  $540,104      --           --       --         --        --
  Chairman & CEO      1999    125,000         0      --           --       --         --        --

Marshall A. Gibbs,
  EVP, CTO            2000    215,166   100,000      --           --   40,000         --        --
                      1999         --        --      --     $302,250       --         --        --

Margaret A. Harris,
  SVP, CFO            2000    220,000        --      --           --   60,000         --        --

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

     Mr. Gibbs also has the right to receive 150,000 common shares of our stock without any required payment and 40,000 stock options to purchase our stock. The stock vests equally over a three year period and the stock options vest over a one year period.

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

Date:  July 18, 2000                 e-MedSoft.com



                                     By:/s/ Margaret A. Harris
                                        Margaret A. Harris, Chief Financial
                                        Officer