Form 10QSB
period 2000-06-30
E-MEDSOFT COM
filed 2000-08-16
CIK 800181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended June 30, 2000


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

                            Yes X             No___


As of July 24, 2000, 80,320,986 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                            Page No.

PART I.  FINANCIAL INFORMATION ..................... ........   3

     ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Condensed Balance Sheets at June 30, 2000
      (unaudited) and March 31, 2000 ........................   3

      Consolidated Condensed Statements of Operations for the
      Three Months ended June 30, 2000 and 1999 (unaudited)..   4

      Consolidated Condensed Statements of Cash Flows for the
      Three Months ended June 30, 2000 and 1999 (unaudited).    5

      Notes to the Consolidated Condensed Financial Statements
      at June 30, 2000 (unaudited) ............................ 6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..   12

PART II.  OTHER INFORMATION ................................   17

     ITEM 1.  LEGAL PROCEEDINGS ............................   17

     ITEM 2.  CHANGES IN SECURITIES ........................   17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............   17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS .............................   17

     ITEM 5.  OTHER INFORMATION ............................   17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............   17

SIGNATURES .................................................   18

EXHIBIT 27  FINANCIAL DATA SCHEDULE
                                e-MedSoft.com
                     Consolidated Condensed Balance Sheets

                                               June 30,        March 31,
                                                2000             2000
                                            -------------    -------------
                                              (unaudited)
ASSETS

Current Assets:
  Cash & cash equivalents                   $  32,434,958    $  59,860,827
  Accounts receivable, net                     28,596,456       17,261,883
  Accounts receivable from affiliates, net      6,654,709          739,499
  Other receivables                             4,769,219        1,927,310
  Inventory                                     6,557,549        1,106,960
  Other current assets                          1,173,280        1,559,956
                                            -------------    -------------
                                               80,186,171       82,456,435
Long-Term Assets:
  Property and Equipment, net                   7,998,005        2,603,302
  Goodwill, net                                92,606,847       37,867,333
  Investments                                  28,285,000       26,285,000
  Technology license fee                        2,800,000        2,800,000
  Deferred software costs                      12,119,496        8,640,202
  Distribution channel                         36,100,000       36,100,000
  Deferred contract                            67,462,914       67,462,914
  Other assets                                  2,423,223          881,467
                                            -------------    -------------
                                              249,795,485      182,640,218
                                            -------------    -------------
     TOTAL ASSETS                           $ 329,981,656    $ 265,096,653
                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                            $   3,548,361    $     807,180
  Accounts payable                             23,523,271       21,269,973
  Accrued liabilities                           6,858,167        4,443,805
  Other current liabilities                       982,655          582,191
  Current maturities of long-term debt and
   capital leases                               4,477,800          942,981
                                            -------------    -------------
                                               39,390,254       28,046,130
Long-Term Liabilities:
  Capital leases                                2,090,966          739,306
  Bridge financing                              5,378,054           67,528
  Other long-term liabilities                   3,356,901        3,063,700
                                            -------------    -------------
                                               10,825,921        3,870,534
Commitments and Contingencies
Minority Interest                              11,324,672        4,176,862
Stockholders' Equity:
  Common shares                                    80,208           75,735
  Paid in capital                             287,494,052      244,495,796
  Stock subscription                           (5,000,000)      (5,000,000)
  Accumulated deficit                         (14,076,857)     (10,569,951)
  Accumulated other comprehensive (loss)
   income                                         (56,594)           1,547
                                            -------------    -------------
                                              268,440,809      229,003,127
                                            -------------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $ 329,981,656    $ 265,096,653
                                            =============    =============

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                                 e-MedSoft.com
               Consolidated Condensed Statements of Operations
              For the Three Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                2000             1999
                                             -----------     -----------
NET SALES
  Non affiliates                             $32,547,178     $ 4,443,251
  Affiliates                                   6,507,951              --
                                             -----------     -----------
     Total Net Sales                          39,055,129       4,443,251
                                             -----------     -----------
COSTS AND EXPENSES:
  Cost of sales                               26,594,788       3,629,499
  Research and development                       977,218         247,959
  Sales and marketing                          2,779,508         611,775
  General and administrative                  10,263,584       1,276,598
  Non-cash compensation                          182,517         129,380
  Depreciation and amortization                2,435,975         344,519
                                             -----------     -----------
     Total Costs and Expenses                 43,233,590       6,239,730
                                             -----------     -----------

OPERATING LOSS                                (4,178,461)     (1,796,479)

OTHER INCOME (EXPENSE):
  Interest expense                              (375,341)     (1,335,277)
  Interest income                                696,311              --
  Other                                          (65,686)          3,577
                                             -----------     -----------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY
 INCOME AND MINORITY INTEREST                 (3,923,177)     (3,128,179)

EXTRAORDINARY INCOME                                  --         357,152
                                             -----------     -----------

LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST                                    (3,923,177)     (2,771,027)

TAX BENEFIT                                      184,764         242,611

MINORITY INTEREST, NET OF TAXES                  231,507              --
                                             -----------     -----------

NET LOSS                                     $(3,506,906)    $(2,528,416)
                                             ===========     ===========

BASIC AND DILUTED LOSS PER SHARE             $     (0.04)    $     (0.05)
                                             ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING           78,959,514      51,834,107

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 e-MedSoft.com
                 Consolidated Condensed Statements of Cash Flows
                   Three Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                2000           1999
                                             ------------   ----------

     Net Cash Used in Operating Activities   $(15,834,648)  $ (293,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash
   acquired                                    (2,985,387)     (31,526)
  Capital expenditures                         (2,364,765)     (70,463)
  Investment in software                       (3,015,601)          --
  Other Investments                            (2,936,371)          --
                                             ------------   ----------
     Cash Used in Investing Activities        (11,302,124)    (101,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bridge loans                     (2,314,392)          --
  Proceeds from bridge loans                    2,317,764      638,932
  Decrease to credit facility                          --     (165,024)
  Repayments of capital lease obligations        (193,520)     (72,816)
  Other                                           (98,949)          --
                                             ------------   ----------
     Cash (Used In) Provided by Financing
      Activities                                 (289,097)     401,092
                                             ------------   ----------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                 (27,425,869)       5,942

CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF THE PERIOD                                 59,860,827       51,712
                                             ------------   ----------

CASH AND CASH EQUIVALENTS AT THE END OF
 THE PERIOD                                  $ 32,434,958   $   57,654
                                             ============   ==========

NON CASH TRANSACTIONS
  Issuance of restricted stock and
   warrants for acquisitions                 $ 43,303,649   $       --
  Property and equipment purchased
   through capitalized leases                     323,482      391,969
                                             ------------   ----------
                                             $ 43,627,131   $  391,969
                                             ============   ==========





The accompanying notes are an integral part of these consolidated condensed financial statements.

                                e-MedSoft.com
             Notes to Consolidated Condensed Financial Statements
                                June 30, 2000
                                 (Unaudited)


1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by e-MedSoft.com (the Company or e-MedSoft) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and e-MedSoft believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by e-MedSoft later in the year. These financial statements should be read in conjunction with the March 31, 2000 audited financial statements and the accompanying notes thereto, the Forms 8-K filed by the Company on April 5, 2000, May 5, 2000 and June 16, 2000 and the S-1 filed by the Company on July 21, 2000.

The management of e-MedSoft believes that the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position of e-MedSoft.com and subsidiaries at June 30, 2000 and the results of their operations and their cash flows for the periods presented.

2) BUSINESS COMBINATIONS

Prior Year Acquisition

In February 2000, e-MedSoft acquired privately held VirTx, Inc. (VirTx), a leading provider of secure collaborative medical networks that are able to support the implementation of multimedia telemedicine, telehealth, and telescience collaboration. In connection with the transaction, the Company issued approximately 1.9 million shares of e-MedSoft's common stock to the VirTx shareholders and may issue up to an additional $23 million in shares pursuant to an earn-out arrangement. This transaction has been accounted for as a purchase resulting in approximately $31 million of goodwill. The goodwill determination is preliminary and subject to adjustment. The Company is amortizing the goodwill over a seven year period which is managements' best estimate of the future benefit of this acquisition. The following pro forma information for the three months ended June 30, 1999, gives effect to the acquisition of VirTx as if such transaction had occurred at April 1, 1999 (unaudited):

    Net sales. . . . . . . . . . . . . . . .    $ 4,650,031
    Costs and expenses . . . . . . . . . . .      7,334,733
    Amortization of goodwill . . . . . . . .      1,302,873
    Net loss . . . . . . . . . . . . . . . .     (3,987,575)
    Net loss per share . . . . . . . . . . .           (.07)

Current Year Acquisitions

In May 2000, the Company acquired Illumea Corporation (Illumea) in exchange for approximately 1.3 million shares of the Company's common stock, valued at approximating $10 million. Illumea develops and markets Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. FiberPix, Illumea's first application, enables multiple simultaneous users to view interactively a microscope's high fidelity images in real time over the Internet. For example, pathologists can view tissue samples without traveling to a hospital. This acquisition has been accounted for under the purchase method.

In June 2000, the Company acquired VidiMedix for assumption of approximately $6.2 million in debt and liabilities. Of this amount, approximately $3.3 million was repaid with approximately 380,000 shares of common stock and warrants to purchase approximately 336,000 shares of common stock at an exercise price of $8.63 per share. In addition, the Company has committed to issue up to an additional $6 million in shares of common stock to the VidiMedix shareholders as an earn out payment based on VidiMedix achieving certain sales targets over the next fiscal year. VidiMedix provides network medicine solutions that enable physicians to deliver remote examination, diagnosis, and treatment to patients via secure, private and collaborative interactions using advanced Internet and Web technologies. This acquisition has been accounted for under the purchase method.

Also in June 2000, the Company acquired Resource Healthcare (Resource) for approximately $1.5 million in cash and $1 million in common stock. In addition the Company has committed to issue additional common stock with a value of $500,000 as an earn out payment based on Resource achieving certain earning targets over the next fiscal year. Resource provides pharmaceutical and infusion services to long-term care, assisted living and residential care facilities throughout Nevada. Services offered by Resource include consulting, training, billing, supplies management and facility systems development. This acquisition has been accounted for under the purchase method.

The following table details the allocation of the purchase price of these acquisitions (in thousands):

                                      Illumea    VidiMedix   Resource
                                      -------    ---------   --------

  Purchase Price . . . . . . . . . .  $10,284     $ 5,762    $ 2,517

  Less: Net Equity of Entity . . . .      335      (2,029)       576
                                      -------     -------    -------
  Goodwill . . . . . . . . . . . . .  $ 9,949     $ 7,791    $ 1,941
                                      =======     =======    =======

The goodwill determination is preliminary and subject to adjustment. Goodwill resulting from the acquisitions of Illumea and VidiMedix is amortized over a 7-year period. Goodwill resulting from the acquisition of Resource is amortized over a 15-year period. The amortization periods are based on management's best estimate of the future benefit of these acquisitions.

The operating results included in the period ended June 30, 2000 for these entities were not material, therefore, pro forma information is not presented herein.

Other Business Agreements

In April 2000, the Company entered into a 30-year management agreement and a preferred provider agreement with PrimeRx.com, Inc. (PrimeRx previously known as PrimeMed Pharmacy Services, Inc.), a pharmacy management services company. PrimeRx offers a variety of managed care pharmacy services that enable its clients to more effectively manage their pharmacy benefits. PrimeRx's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. PrimeRx also operates more than 40 pharmacies across 9 states serving more than 1 million managed care enrollees. The agreement provides for an option to exchange up to 33 percent of PrimeRx stock for 3 million e-MedSoft shares. On April 12, 2000, the Company acquired 29 percent of PrimeRx for 2,640,000 shares of the Company's common stock. The agreement gives full control over PrimeRx operations to the Company. Accordingly, the Company has consolidated the operations of PrimeRx for the three month period ended June 30, 2000 and has included 100 percent of its losses as e-MedSoft is responsible for funding
PrimeRx's operations.   The Company has reflected its 29 percent investment
and the negative equity at acquisition date as goodwill of approximately $32 million. The goodwill will be amortized over the management contract term of 30 years. The following pro forma information for the three months ended June 30, 1999, gives effect to the consolidation of PrimeRx as if such transaction had occurred at April 1, 1999 (unaudited):

    Net sales. . . . . . . . . . . . . . . .    $ 14,641,775
    Costs and expenses . . . . . . . . . . .      17,064,986
    Amortization of goodwill . . . . . . . .         516,361
    Net loss . . . . . . . . . . . . . . . .      (2,939,572)
    Net loss per share . . . . . . . . . . .            (.05)


3)  DEFERRED SOFTWARE DEVELOPMENT COSTS

During the three months ended June 30, 2000 and 1999, the Company incurred approximately $4.0 million and $248 thousand in development costs, respectively. In accordance with SOP 98-1 and FASB 86, the Company capitalized approximately $3 million and $0 of these costs during the three months ended June 30, 2000 and 1999, respectively. Such deferred costs along with acquired software costs will be amortized over a three to seven year life once the related products are in service or available for sale.

4)  WARRANTS AND STOCK OPTIONS

During the three months ended June 30, 2000, the Company granted 1,472,750 options to its employees to purchase 1,472,750 shares of the Company's stock at prices ranging from $7.00 to $11.06. These options were granted in accordance with the Company's stock option plan with exercise prices based on the market price of the Company's stock at time of grant. These grants are subject to Board of Directors approval.

5)  BASIC AND FULLY DILUTED LOSS PER SHARE

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

A summary of the shares used to compute net loss per share is as follows:

                                              Three Months Ended June 30,
                                                  2000            1999
                                             -----------   -------------

  Weighted average common shares
   used to compute basic net loss
   per share..............................    78,959,514      51,834,107
  Effect of dilutive securities...........            --              --
                                              ----------      ----------
  Weighted average common shares
   used to compute diluted net
   loss per share.........................    78,959,514      51,834,107
                                              ==========      ==========

As of June 30, 2000 and 1999, options and warrants to purchase 7,461,917 and 7,049,574 shares of common stock were outstanding, respectively. These common stock equivalents were excluded from the computation of diluted loss per share for the three months ended June 30, 2000 and 1999 as such options and warrants were anti-dilutive.

6)  SEGMENT INFORMATION

e-MedSoft derives its net sales from three operating segments: (1) transaction and information services, primarily healthcare, delivered over the Internet, private intranets or other networks and consulting contracts related to these service, (2) the sale and installation of hardware and software products and
(3) pharmacy services.

The accounting policies of the segments are the same as those for financial reporting purposes and the Company evaluates performance based on operating earnings of the respective business segments.

The Company's financial information by business segment are summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments, including assets relating to goodwill and certain other intangibles and the amortization of such assets.

                                Internet    Product   Pharmacy    Other      Total
                                --------   ---------  --------   --------    -----
Three Months June 30, 2000
Net Sales                       $  6,755    $14,874   $17,426    $     --   $ 39,055
Operating Income (Loss) Before
 Depreciation and Amortization     1,023        184    (1,074)     (1,875)    (1,742)
Depreciation and Amortization        121        165       334       1,816      2,436
Total Assets                      55,420     24,196    20,884     229,482    329,982
Capital Expenditures               1,722        146       413          84      2,365

Three Months June 30, 1999
Net Sales                       $     --    $ 4,443   $    --    $     --   $  4,443
 Operating Income (Loss) Before
  Depreciation and Amortization     (219)      (378)       --        (855)    (1,452)
 Depreciation and Amortization        --        133        --         212        345
 Total Assets                         36      8,000        --       8,599     16,635
 Capital Expenditures                 --         45        --          25         70

The Company's net sales from external customers, operating loss and depreciation and amortization for the three month periods ended June 30, 2000 and 1999 and the long-lived assets at June 30, 2000 and 1999, classified by geographic area, are summarized as follows (in thousands):

                                    United   United       Aus-
                                    States   Kingdom     tralia     Total
                                    ------   -------     ------     -----
  Three Months June 30, 2000
  Net Sales                      $ 24,171   $14,872     $    12    $ 39,055
  Operating Loss Before Depre-
   ciation and Amortization        (1,298)     (196)       (248)     (1,742)
  Depreciation and Amortization     2,246       188           2       2,436
  Long-Lived Assets               246,770     2,086         940     249,796

  Three Months June 30, 1999
  Net Sales                      $     --   $ 4,443     $    --    $  4,443
  Operating Loss Before Depre-
   ciation and Amortization          (894)     (558)         --      (1,452)
  Depreciation and Amortization       204       141          --         345
  Long-Lived Assets                 7,877     1,622          --       9,499

The Company's U.K. subsidiary, e-Net, had five customers who's sales, on an individual basis, represented over 5% of e-Net's net sales for an aggregate of
56.4 percent for the three month period ended June 30, 2000. e-MedSoft U.S. operations, excluding pharmacy services, had two customers who's sales, on an individual basis, represented over 5% of e-MedSoft's net sales for an aggregate of 96.5 percent for the three month period ended June 30, 2000.

7)  CONTINGENCIES

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

8)   RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2000, the Company recorded revenue of $855 thousand from consulting and software services provided to a company related to a director of the Company. During the same period the Company also recorded approximately $5.5 million in revenue from another entity, also related through a member of the board of directors, for project management, infrastructure development, e-business implementation and planning and other consulting services. Approximately 20 percent of these services were provided prior to March 31, 2000 but not recognized into revenues until acceptance by the customer in the first quarter of fiscal 2001. The Company recorded these related party receivables based on its best estimate of the amount ultimately to be realized. As of June 30, 2000, these billings are outstanding, increasing the total receivable from the two related entities to approximately $11.5 million. Company management, in consultation with its legal counsel, believes that the billings are collectible and expects to collect these outstanding receivables during the second and third quarters of fiscal 2001.

9)  MINORITY INTEREST

The Company recorded minority interest relating to its subsidiary in Australia and its management contract with PrimeRx of approximately $4.0 million and $7.3 million, respectively. The PrimeRx minority interest represents the right of 735,144 series A preferred shareholders in PrimeRx. This series A preferred stock has a $10 per share liquidation preference on the net assets of PrimeRx (as adjusted) upon a change in control and is otherwise redeemable at the option of the preferred shareholders by 2005. The Australia subsidiary minority interest represents the rights of shareholders of the Australia subsidiary held through the Austrialian stock exchange.

10)  SUBSEQUENT EVENT

On August 12, 2000, the Company's Board of Directors approved the repurchase on the open market of up to 2 million shares of its common stock over the next eighteen months.

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

OVERVIEW

     We began operations with the acquisition of the Internet-based health care management system on January 7, 1999 and the subsequent acquisition of e-Net on March 19, 1999. During the following fiscal year ended March 31, 2000 and the first quarter of 2001, we have continued the development, upgrading, testing, and implementation of our health care management system. In addition, in accordance with our strategy to develop or acquire additional technologies, during fiscal 2000 we acquired a managed care computer technology to service a network of over 2,500 physicians and a multimedia company to provide various telemedicine technologies. During the first quarter of 2001 we have expanded our multimedia technology with two additional acquisitions. During fiscal 2000 we entered into several contracts and strategic partnerships to implement and roll out various Internet-based health care management systems and to provide other products including "e-financing" distribution networks. In our first quarter of 2001 we entered into a 30-year management agreement and preferred provider agreement with a pharmacy management services company, further expanding our outreach to the healthcare community.

RESULTS OF OPERATIONS

     The results of operations presented herein reflect our and our subsidiaries' consolidated net sales and expenses. The financial statements included herein present the unaudited financial statements for the three months ended June 30, 2000 and 1999. In addition, we have included in the comparisons below the unaudited pro forma financial information for the three months ended June 30, 1999 to include the acquisition of VirTx, Inc. and the consolidation of PrimeRx as if these transactions occurred on April 1, 1999. Other acquired business during the quarter are not included in the pro forma financial information herein as their operating results included in the period ended June 30, 2000 were not material.

     Information presented in the table below is unaudited (in thousands):

                                             June 30,         June 30,
                                       -------------------   Pro forma
                                          2000      1999       1999
                                       --------   --------   ----------
Net sales                              $ 39,055   $  4,443    $ 14,849
Costs and expenses:
   Cost of sales                         26,595      3,629      11,565
   Research and development                 977        248         554
   Sales and marketing                    2,779        612       1,367
   General and administrative            10,263      1,276       3,011
   Non cash compensation                    183        129         129
   Depreciation and amortization          2,436        345       1,836
                                       --------   --------    --------
                                         43,233      6,239      18,462
                                       --------   --------    --------
 Operating loss                          (4,178)    (1,796)     (3,613)
 Net loss                              $ (3,507)  $ (2,528)   $ (4,399)

NET SALES

     Net sales for the three months ended June 30, 2000 increased 779% as compared to June 30, 1999 reported sales and increased 163% compared to 1999 pro forma sales. The increase in reported net sales for June 30, 2000 was approximately $34.6 million and $24.2 million compared to actual and pro forma results for June 30,1999, respectively. The increase in reported revenues resulted from the inclusion of $17.4 million in sales from our pharmacy services, $10.4 million increased revenues from our U.K. subsidiary and $6.8 from U.S. Internet services and related consulting. Essentially all sales generated by the U.K. were from the sale, service, and installation of computer systems. The growth in these sales is a direct result of our penetration into the market through strategic alliances with Sun Microsystems, Cisco, and Oracle and the focus on business-to-business e-business solutions and the ability to leverage infrastructure alongside the e-commerce software and services. Sales from the U.S. operations were mainly through services provided to our strategic partners which we have entered into contracts or agreements. These companies are considered related parties since certain officers of these entities are members of the Company's Board of Directors.

COSTS AND EXPENSES

     Cost of Sales

     Cost of sales (excluding depreciation and amortization) for the three month period ended June 30, 2000 consist of the cost of providing hardware and software, the cost of pharmaceuticals sold through our pharmacy services and the cost of providing our Internet healthcare management system. During the reported period ended June 30, 1999, cost of sales primarily consisted of hardware and software. Cost of sales for the current quarter decreased as a percent of net sales from 78 percent for the pro forma period ended June 30, 1999 to 68 percent. The reduction in cost of sales is due to the additional sales from Internet and related consulting services provided in the first quarter of 2001, which carry a lower cost of sale component. In addition, a portion of the U.S. sales relating to Internet and business consulting services were provided by executive management whose compensation is not reflected in the cost of sales.

     Research and Development

     Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United Kingdom and in the United States. During the three months ended June 30, 2000 and 1999 we expensed approximately $977 thousand and $248 thousand in development costs, respectively, and capitalized approximately $3 million and $0, respectively. These development costs were incurred in the United Kingdom for the development of new Internet products and software and in the United States for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. Pro forma research and development costs of $554 thousand for the prior year period include costs incurred for the development of multimedia technology. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service or available for sale.

     Sales and Marketing

     Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States, United Kingdom, Australia, and Europe. Sales and marketing costs for the three month period ended June 30, 2000 increased over the reported and pro forma results for June 30, 1999 by approximately $2.2 million and $1.4 million, respectively. Of the increase in reported sales and marketing costs $850 thousand was in the United Kingdom as the result of increasing our sales force to implement e-Net's planned market penetration into the Internet market as well as for the sale of hardware and software. In addition, the U.S. operations incurred approximately $1.3 million in additional sales and marketing costs for the period ended June 30, 2000 as a result of the marketing of our Internet-based health care management system. However, these costs as a percentage of net sales decreased from 9.2 percent to 7.1 percent when comparing the pro forma 1999 costs to the June 30, 2000 costs. The change in sales mix resulting from increased sales in pharmacy services and Internet related consulting has contributed to this decrease as these type of sales do not require as much marketing efforts as product sales.

     General and Administrative, including Non Cash Compensation

     General and administrative costs mainly consist of salaries, facility costs, and professional fees. Non-cash compensation costs represents compensation paid to employees and consultants through the issuance of shares, warrants, and options. These combined costs increased for the three months ended June 30, 2000 by $9.0 million and $7.3 million over the reported and proforma amounts for June 30, 1999, respectively. Approximately $5.1 million of the costs for the current quarter were related to the pharmacy operations and approximately $4.3 million related to expansion of our U.S. Internet operations in accordance with our business plans and infrastructure development. These costs, which include legal fees, accounting fees, and other consulting fees, also represent our efforts to broaden our financial and investment market visibility for future financing opportunities for our operations and planned expansion as well as establishing good communication channels with our shareholders.

     Depreciation and Amortization

     Depreciation and amortization for the period ended June 30, 2000 includes depreciation of equipment of approximately $656 thousand and the amortization of goodwill of $1.8 million. Compared to reported and the pro forma quarter results in 1999, these amounts reflect an increase of approximately $514 thousand and $438 thousand for depreciation of equipment, respectively, and $1.6 million and $162 thousand for the amortization of goodwill, respectively. During the last quarter of fiscal 2000 and the first quarter of fiscal 2001 we acquired three multimedia companies that resulted in approximately $49 million in goodwill. This goodwill is being amortized over a seven-year period. We also entered into a 30-year management contract with a pharmacy services company and acquired approximately 29 percent of its stock. We are consolidating this company and have, therefore, recorded the investment and negative equity at the acquisition date of approximately $32 million as goodwill. This goodwill is being amortized over a 30-year period consistent with our management contract term. In addition, we acquired a pharmacy services company in the first quarter of this year that resulted in approximately $2 million of goodwill. This goodwill is being amortized over a 15-year period. The goodwill recorded in March 1999 for the acquisition of e-Net is being amortized over a ten-year period. The amortization periods are based on managements' best estimate of the useful lives of the businesses acquired.

OTHER INCOME (EXPENSE)

     Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have decreased in the current period compared to prior year. Interest expense, of approximately $1.3 million for the quarter ended June 30, 1999, included approximately $1.2 million of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. In addition, interest costs include interest expense on our bridge debt and e-Net's credit facility. During our third and fourth quarter of 2000, we raised approximately $63.6 million of net proceeds through the sale of our common stock. As a result of the cash flow, we have recorded interest income for the three months ended June 30, 2000 of approximately $696 thousand.

     EXTRAORDINARY GAIN

     The extraordinary gain of approximately $357,000 in the period ended June 30, 1999 is due to the recognition of the gain associated with the exchange of bridge debt and its related origination fees and interest payable for the issuance of warrants.

LIQUIDITY

     Since inception, the operating costs of the Company have been funded by its operations, sale of equity, its credit facility, and through loans from private investors. As of June 30, 2000, the Company had working capital of approximately $40.8 million, including cash of $32.4 million. During the period ended June 30, 2000, we used cash in operating activities of approximately $15.8 million, primarily due to the net loss from the period of $3.5 million, and by the net change in operating assets and liabilities of $15.0 million partially offset by depreciation and amortization expense of $2.4 million. We used cash in investing activities of approximately $11.3 million, primarily due to $3.0 million investment in software development and $8.3 million in capital expenditures, investments and business acquisitions. The $27.4 million use in cash was in accordance with our business strategy and plans for acquisitions and their required integration into our Company. Additional investments and capital expenditures were also required to implement our contracts and rollout our healthcare management system.

     On August 12, 2000, the Company's Board of Directors approved the repurchase in the open market of up to 2 million shares of our common stock over the next eighteen months.

     We believe that our current cash balances along with our current credit facilities and operations will be sufficient to support our capital needs over the next 12 months to continue the implementation of our plan. However, we may need to raise additional financing to support further expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements. We may be unable to raise any additional amounts on reasonable terms, or at all, when they are needed. The inability of the Company to raise such additional funding would have an adverse effect on the Company's financial position and results of operation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     RECENT SALES OF UNREGISTERED SECURITIES. During the three months ended June 30, 2000, the Company had three transactions involving the sale of unregistered securities of its common stock:

     1. During April 2000, the Company issued 1,280,174 shares of its common stock to the shareholders of Illumea Corporation in connection with the acquisition of Illumea.

     2. During June 2000, the Company issued 379,575 shares of its common stock and warrants to purchase 336,216 shares of common stock at $8.63 per share in exchange for the cancellation of certain indebtedness of VidiMedix Corporation in connection with the acquisition of VidiMedix.

     3. During June 2000, the Company issued 113,372 shares of its common stock to one person in exchange for certain assets of Resource Healthcare LLC.

     With respect to the sales made in items 2 and 3 above, the Company relied on Section 4(2) of the Act. Each of the persons/entities receiving shares was an "accredited investor" and each person/entity executed a document with standard investment representations. These persons/entities were also provided with full disclosure regarding the Company. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent.

     With respect to the shares issued in connection with the acquisition of Illumea, the Company relied on Section 4(2) of the Act and Rule 506 of Regulation D. The Illumea shareholders were provided with full information regarding the Company, a Form D was filed with the SEC, and the Company complied with the other applicable requirements of Rule 506. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          27     Financial Data Schedule                  Filed herewith
                                                          electronically

     (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K dated April 5, 2000, reporting information under Items 5 and 7 concerning certain agreements entered into with PrimeRX.com, Inc. and its shareholders. The Company filed a Form 8-K dated May 5, 2000, reporting information under Items 2 and 7 concerning the acquisition of Illumea Corporation. The Company also filed a Form 8-K dated June 16, 2000, reporting information under Items 2 and 7 concerning the acquisition of VidiMedix Corporation.




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    e-MedSoft.com


Date:  August 16, 2000            By:/s/ Margaret A. Harris
                                      Margaret A. Harris, Chief
                                      Financial Officer and
                                      Authorized Officer

EXHIBIT                                 METHOD OF FILING

 27.  FINANCIAL DATA SCHEDULE      Filed herewith electronically