Form 10QSB
period 2000-09-30
E-MEDSOFT COM
filed 2000-11-17
CIK 800181

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 2000


                 Commission File Number: 1-15587


                          E-MEDSOFT.COM
---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


           Nevada                              84-1037630
----------------------------          -------------------------
(State of other jurisdiction of              (IRS Employer
 incorporation or organization)            Identification No.)



              1300 Marsh Landing Parkway, Suite 106
                    Jacksonville, Florida 32250
              -------------------------------------
   (Address of principal executive offices including zip code)

                         (904) 543-1001
                  ---------------------------
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes X             No
                                            ---                           ---


As of November 14, 2000, 80,256,486 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):
                      Yes               No X
                                             --                           --

                              INDEX

                                                        Page No.

PART I.  FINANCIAL INFORMATION .........................      3

   ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets at
     September 30, 2000 (unaudited) and March 31, 2000..      3

     Consolidated Condensed Statements of Operations
     for the Three Months ended September 30, 2000
     and 1999 (unaudited)...............................      4

     Consolidated Condensed Statements of Operations
     for the Six Months ended September 30, 2000
         and 1999 (unaudited) ..............................  5

     Consolidated Condensed Statements of Cash Flow
     for the Six Months ended September 30, 2000
     and 1999 (unaudited) ..............................      6

     Notes to the Consolidated Condensed Financial
     Statements at September 30, 2000 (unaudited) ......      7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS ..............................     14

PART II.  OTHER INFORMATION ............................     19

   ITEM 1.  LEGAL PROCEEDINGS ..........................     19

   ITEM 2.  CHANGES IN SECURITIES ......................     19

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............     19

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS ...........................     19

   ITEM 5.  OTHER INFORMATION ..........................     19

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........     19

SIGNATURES .............................................     21

EXHIBIT 27  FINANCIAL DATA SCHEDULE.....................     22

                                               e-MedSoft.com
                                   Consolidated Condensed Balance Sheets

                                                                                September 30,     March 31,
                                                                                    2000            2000
                                                                                (unaudited)

ASSETS
Current Assets:
  Cash & cash equivalents                                                      $  24,571,466    $  59,860,827
  Accounts receivable, net                                                        17,309,036       17,261,883
  Accounts receivable from affiliates, net                                         8,913,908          555,499
  Other receivables                                                                2,211,887        2,111,310
  Inventory                                                                        7,779,211        1,106,960
  Tax benefit                                                                        982,922              --
  Other current assets                                                             1,749,604        1,559,956
                                                                               -------------    -------------
                                                                                  63,518,034       82,456,435
Long-Term Assets:
  Property and equipment, net                                                      7,733,628        2,603,302
  Goodwill, net                                                                   94,089,097       37,867,333
  Investments                                                                     29,761,069       26,285,000
  Technology license fee                                                           2,800,000        2,800,000
  Deferred software costs                                                         14,542,059        8,640,202
  Distribution channel                                                            35,472,070       36,100,000
  Deferred contract                                                               67,489,994       67,462,914
  Other assets                                                                     2,060,561          881,467
                                                                               -------------    -------------
                                                                                 253,948,478      182,640,218
                                                                               -------------    -------------
     TOTAL ASSETS                                                              $ 317,466,512    $ 265,096,653
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                               $     680,750    $     807,180
  Accounts payable                                                                21,185,920       21,269,973
  Accrued liabilities                                                              6,688,628        4,443,805
  Related party payable                                                              345,000              --
  Other current liabilities                                                             --            582,191
  Current maturities of long-term debt and capital leases                          4,771,569          942,981
                                                                               -------------    -------------
                                                                                  33,671,867       28,046,130

Long-Term Liabilities:
  Capital leases                                                                   1,656,247          739,306
  Bridge financing                                                                 4,210,451           67,528
  Other long-term liabilities                                                     11,220,000        3,063,700
  Deferred revenue                                                                 1,179,333              --
                                                                               -------------    -------------
                                                                                  18,266,031        3,870,534
Commitments and Contingencies
Minority Interest                                                                  11,373,679        4,176,862
Stockholders' Equity:
  Common shares                                                                       80,425           75,735
  Paid in capital                                                                288,431,604      244,495,796
  Stock subscription                                                              (5,000,000)      (5,000,000)
  Accumulated deficit                                                            (27,997,044)     (10,569,951)
  Accumulated other comprehensive (loss) income                                     (422,667)           1,547
  Less treasury shares at cost                                                      (937,383)             --
                                                                                ------------    -------------
                                                                                 254,154,935      229,003,127
                                                                                ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 317,466,512    $ 265,096,653
                                                                               =============    =============

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                                               e-MedSoft.com
                              Consolidated Condensed Statements of Operations
                           For the Three Months Ended September 30, 2000 and 1999
                                                (Unaudited)

                                                                                   2000              1999
                                                                               ------------     ------------
NET SALES
  Non affiliates                                                               $ 25,866,502     $  8,868,529
  Affiliates                                                                      2,335,293              --
                                                                               ------------     ------------
      Total Net Sales                                                            28,201,795        8,868,529
                                                                               ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                                                                  19,737,600        6,778,559
  Research and development                                                        1,129,484          638,602
  Sales and marketing                                                             3,324,397        1,035,564
  General and administrative                                                     14,142,096        1,736,773
  Restructuring costs                                                             1,510,012              --
  Non-cash compensation                                                             165,723          124,000
  Depreciation and amortization                                                   3,139,328          361,989
                                                                               ------------     ------------
     Total Costs and Expenses                                                    43,148,640       10,675,487
                                                                               ------------     ------------

OPERATING LOSS                                                                  (14,946,879)      (1,806,958)

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (430,345)        (167,089)
  Interest income                                                                    362,641              --
  Other                                                                             (27,073)            (679)
                                                                               ------------     ------------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY INCOME AND MINORITY INTEREST            (15,041,622)      (1,974,726)

EXTRAORDINARY INCOME                                                                    --               --
                                                                               ------------     ------------

LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST                                                                      (15,041,656)       1,974,726)

TAX BENEFIT                                                                         928,068           62,187

MINORITY INTEREST, NET OF TAXES                                                     (87,529)             --
                                                                               ------------     ------------

NET LOSS                                                                       $(14,201,083)    $ (1,912,539)
                                                                               ============     ============

BASIC AND DILUTED LOSS PER SHARE                                               $      (0.18)    $      (0.04)
                                                                               ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                              80,179,036       52,972,074




The accompanying notes are an integral part of these consolidated condensed financial statements.

                                               e-MedSoft.com
                              Consolidated Condensed Statements of Operations
                            For the Six Months Ended September 30, 2000 and 1999
                                               (Unaudited) TO COMPLETE

                                                                                   2000             1999
                                                                               ------------     ------------
NET SALES
  Non affiliates                                                               $ 58,413,679     $ 13,311,780
  Affiliates                                                                      8,843,244              --
                                                                               ------------     ------------
      Total Net Sales                                                            67,256,923       13,311,780
                                                                               ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                                                                  46,332,388       10,408,058
  Research and development                                                        2,106,702          886,561
  Sales and marketing                                                             6,103,905        1,647,339
  General and administrative                                                     24,405,680        3,013,751
  Restructuring costs                                                             1,510,012              --
  Non-cash compensation                                                             348,240          253,000
  Depreciation and amortization                                                   5,575,304          706,508
                                                                               ------------     ------------
     Total Costs and Expenses                                                    86,382,231       16,915,217
                                                                               ------------     ------------

OPERATING LOSS                                                                  (19,125,308)      (3,603,437)

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (805,686)      (1,502,366)
  Interest income                                                                  1,058,952              --
  Other                                                                             (92,759)           2,897
                                                                               ------------     ------------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY INCOME AND MINORITY INTEREST            (18,964,881)      (5,102,906)

EXTRAORDINARY INCOME                                                                    --           357,152
                                                                               ------------     ------------

LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST                                                                      (18,112,834)      (4,745,754)

TAX BENEFIT                                                                       1,392,832          304,798

MINORITY INTEREST, NET OF TAXES                                                     143,980              --
                                                                               ------------     ------------

NET LOSS                                                                       $(17,707,989)    $ (4,440,956)

                                                                               ============     ============

BASIC AND DILUTED LOSS PER SHARE                                               $      (0.22)    $      (0.08)
                                                                               ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                              79,572,607       52,452,618



The accompanying notes are an integral part of these consolidated condensed financial statements.

                                               e-MedSoft.com
                              Consolidated Condensed Statements of Cash Flows
                                Six Months Ended September 30, 2000 and 1999
                                                (Unaudited)


                                                                                   2000             1999
                                                                               ------------     ------------


Net Cash Used in Operating Activities                                          $(21,856,000)    $ (2,837,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired                                    (3,071,542)         (31,526)
  Capital expenditures                                                           (3,778,838)         (36,381)
  Investment in software                                                         (5,344,335)      (2,000,000)
  Other Investments                                                              (3,980,874)             --
                                                                               ------------     ------------
     Cash Used in Investing Activities                                          (16,175,589)      (2,067,907)
                                                                               ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bridge loans                                                       (3,823,331)             --
  Proceeds from bridge loans                                                      7,905,000        3,321,932
  Net change to credit facility                                                         --         1,036,433
  Repayments of capital lease obligations                                          (423,157)        (193,641)
  Funds from equity financing                                                           --           848,000
  Other                                                                            (434,079)             --
                                                                               ------------     ------------
     Cash (Used In) Provided by Financing Activities                              3,224,434        5,012,724
                                                                               ------------     ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (34,807,156)         107,045

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                         59,860,827           51,712
                                                                               ------------     ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $ 25,053,671     $    158,757
                                                                               ------------     ------------


NON CASH TRANSACTIONS
  Issuance of restricted stock and warrants for acquisitions                   $ 43,339,747     $  4,468,162
  Issuance of warrants for payment of debt                                              --           505,738
  Property and equipment purchased through capitalized leases                       417,473          736,299
                                                                               ------------     ------------
                                                                               $ 43,757,220     $  5,710,199
                                                                               ============     ============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                          e-MedSoft.com
      Notes to Consolidated Condensed Financial Statements
                       September 30, 2000
                           (Unaudited)


1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by e-MedSoft.com (the Company or e-MedSoft) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and e-MedSoft believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended September
30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by e-MedSoft later in the year.
These financial statements should be read in conjunction with the March 31, 2000 audited financial statements and the accompanying notes thereto, the Forms 8-K filed by the Company on April 5, 2000, May 5, 2000, June 16, 2000 and August 30, 2000 and the S-1 filed by the Company on July 21, 2000.

The management of e-MedSoft believes that the accompanying unaudited consolidated condensed financial statements contain all adjustments
(including normal recurring adjustments) necessary to present fairly the financial position of e-MedSoft.com and subsidiaries at September 30, 2000 and the results of their operations and their cash flows for the periods presented.


2) BUSINESS COMBINATIONS

Prior Year Acquisition

In February 2000,  e-MedSoft  acquired  privately held VirTx,  Inc.  (VirTx),  a leading  provider  of secure  collaborative  medical  networks  that are able to support the implementation of multimedia telemedicine, telehealth, and telescience collaboration. In connection with the transaction, the Company issued approximately 1.9 million shares of e-MedSoft's common stock to the VirTx shareholders and may issue up to an additional $23 million in shares pursuant to an earn-out arrangement. This transaction has been accounted for as a purchase resulting in approximately $31 million of goodwill. The goodwill determination is preliminary and subject to adjustment. The Company is amortizing the goodwill over a seven-year period, which is managements' best estimate of the future benefit of this acquisition. The following pro forma information for the six months ended September 30, 1999, gives effect to the acquisition of VirTx as if such transaction had occurred at April 1, 1999 (unaudited):

     Net sales. . . . . . . . . . . . . . . .    $13,725,340
     Costs and expenses . . . . . . . . . . .     17,686,707
     Amortization of goodwill . . . . . . . .      2,606,814
     Net loss . . . . . . . . . . . . . . . .     (7,359,274)
     Net loss per share . . . . . . . . . . .           (.14)

Current Year Acquisitions

In May 2000, the Company acquired Illumea Corporation (Illumea) in exchange for approximately 1.3 million shares of the Company's common stock, valued at approximating $10 million. Illumea develops and markets Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. FiberPix, Illumea's first application, enables multiple simultaneous users to view interactively a microscope's high fidelity images in real time over the Internet. For example, pathologists can view tissue samples without traveling to a hospital. This acquisition has been accounted for as a purchase. In June 2000, the Company acquired VidiMedix for assumption of approximately $6.2 million in debt and liabilities. Of this amount, approximately $3.3 million was repaid with approximately 380,000 shares of common stock and warrants to purchase approximately 336,000 shares of common stock at an exercise price of $8.63 per share. In addition, the Company committed to issue up to an additional $6 million in shares of common stock to the VidiMedix shareholders as an earn out payment based on VidiMedix achieving certain sales targets over the next fiscal year. VidiMedix provides network medicine solutions that enable physicians to deliver remote examination, diagnosis, and treatment to patients via secure, private and collaborative interactions using advanced Internet and Web technologies. This acquisition has been accounted for as a purchase. Subsequent to September 30, 2000 the Company entered into an agreement with the prior VidiMedix shareholders to issue $3,350,000 in shares of e-Med common stock to satisfy the earn out provisions in the purchase agreement. This additional issuance of shares will be accounted for in the third quarter as goodwill. The following pro forma information for the six months ended September 30, 1999, gives effect to the acquisition of VidiMedix as if such transaction had occurred at April 1, 1999 (unaudited):

     Net sales. . . . . . . . . . . . . . . .    $13,961,714
     Costs and expenses . . . . . . . . . . .     17,435,010
     Amortization of goodwill . . . . . . . .      2,043,223
     Net loss . . . . . . . . . . . . . . . .     (6,360,962)
     Net loss per share . ..  . . . . . . . .           (.12)

Also in June 2000, the Company acquired Resource Healthcare (Resource) for approximately $1.5 million in cash and $1 million in common stock. In addition the Company has committed to issue additional common stock with a value of $500,000 as an earn out payment based on Resource achieving certain earning targets over the next fiscal year. Resource provides pharmaceutical and infusion services to long-term care, assisted living and residential care facilities throughout Nevada. Services offered by Resource include consulting, training, billing, supplies management and facility systems development. This acquisition has been accounted for as a purchase. The following table details the allocation of the purchase price of these acquisitions (in thousands):

                                 Illumea   VidiMedix   Resource
                                 -------   ---------   --------
Purchase Price . . . . . . . .   $10,284   $ 5,762     $ 2,517

Less: Net Equity of Entity . . .     363    (2,561)       (151)
                                 -------   ---------   --------
Goodwill . . . . . . . . . . .   $ 9,921   $ 8,323     $ 2,668
                                 =======   =========   ========

The goodwill determination is preliminary and subject to adjustment. Goodwill resulting from the acquisitions of Illumea and VidiMedix is amortized over a 7-year period. Goodwill resulting from the acquisition of Resource is amortized over a 15-year period. The amortization periods are based on management's best estimate of the future benefit of these acquisitions. September 30, 1999 operating pro forma information for Illumea and Resource is not presented herein as these acquisitions operations were not material to e-Med on an individual or aggregate basis.

Other Business Agreements

     PRIMERX.COM

In April 2000, the Company entered into a 30-year management agreement and a preferred provider agreement with PrimeRx.com, Inc. (PrimeRx previously known as PrimeMed Pharmacy Services, Inc.), a pharmacy management services company. PrimeRx offers a variety of managed care pharmacy services that enable its clients to more effectively manage their pharmacy benefits. PrimeRx's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. PrimeRx also operates more than 40 pharmacies across 9 states serving more than 1 million managed care enrollees. The agreement provides for an option to exchange up to 33 percent of PrimeRx stock for 3 million e-MedSoft shares. On April 12, 2000, the Company acquired 29 percent of PrimeRx for 2,640,000 shares of the Company's common stock. The agreement gives full control over PrimeRx operations to the Company. Accordingly, the Company has consolidated the operations of PrimeRx for the six month period ended September 30, 2000 and has included 100 percent of its losses as e-MedSoft is responsible for funding PrimeRx's operations. The Company has reflected its 29 percent investment and the negative equity at acquisition date as goodwill of approximately $35 million. The goodwill will be amortized over the management contract term of 30 years. The following pro forma information for the six months ended September 30, 1999, gives effect to the consolidation of PrimeRx as if such transaction had occurred at April 1, 1999 (unaudited):

     Net sales. . . . . . . . . . . . . $ 34,008,597
     Costs and expenses . . . . . . . .   35,625,799
     Amortization of goodwill . . . . .    2,643,651
     Net loss . . . . . . . . . . . . .   (5,262,679)
     Net loss per share . . . . . . . .         (.10)

     NCFE

In September 2000, the Company amended its Preferred Provider Agreement with NCFE. The amendment included certain clarifications of the original agreement and extended the term of the agreement from a seven-year term with a five-year option to a 21-year term. The Company obtained access to NCFE customers on July 28, 2000. Accordingly, during the quarter ended September 30, 2000 the Company recorded amortization on the distribution channel for the month of August 2000 using an estimated useful life of seven years and recorded amortization for the month of September 2000 using an estimated useful life of 15 years. The Company will begin to amortize the deferred contract costs when NCFE is able to accept and process financing applications through its master portal. The Company is currently in the process of performing a study to determine its estimated useful life.

3)  DEFERRED SOFTWARE DEVELOPMENT COSTS

During the six months ended September 30, 2000 and 1999, the Company incurred approximately $7.4 million and $887 thousand in development costs, respectively. In accordance with SOP 98-1 and FASB 86 the Company capitalized approximately $5.5 million and $0 of these costs during the six months ended September 30, 2000 and 1999, respectively. Such deferred costs along with acquired software costs will be amortized over a three to five year life once the related products are in service or available for sale. For the six months ended September 30, 2000, the Company has amortized $42 thousand of these costs.


4)  RESTRUCTURING COSTS

During the quarter ended September 30, 2000 the Company's Senior Management, who had the appropriate level of authority, completed its defined restructuring plan and began its implementation to integrate new acquisitions and eliminate redundancies within the Company. In line with this restructuring plan certain activities were identified to be discontinued and employees were identified to be involuntarily terminated or relocated. The following is a summary of the activities that were or plan to be exited or relocated.

     PRIMERX.COM.

The Company identified 13 owned or managed pharmacies to be closed, one management contract to be terminated and three division activities to be exited or substantially reduced. In addition, the Company relocated PrimeRx's executive operations and finance functions to its corporate headquarters. Most of these activities and related costs were in existence prior to the consummation date of the PrimeRx transaction. Restructuring costs to exit these activities of approximately $2.3 million were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This accrual includes employee termination and relocation costs, facility lease termination and commitment costs as well as any resulting impairment of asset writedowns. For the six month period ended
September 30, 2000, approximately $1.3 million has been incurred from the transaction date and charged off against this liability. The exit costs of activities that were not in existence prior to the consummation date have been expensed or accrued for in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") have been reflected under "Restructuring Costs". For the six months ended September 30, 2000, approximately $861 thousand has been expensed. The accrual for these costs at September 30, 2000 was approximately $960 thousand for costs under EITF 95-3 and $112 thousand for costs under EITF 94-3 and are included in accrued liabilities in the accompanying consolidated condensed balance sheets.

     VIDIMEDIX

The Company determined that certain offices and functions of the VidiMedix operations should be consolidated within its corporate headquarters. These activities and related costs were in existence prior to the consummation date of the VidiMedix acquisition. Restructuring costs to close these offices of approximately $566 thousand were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF 95-3. This accrual includes employee termination costs, facility lease termination and commitment costs as well as any resulting impairment of asset writedowns. For the six month period ended September 30, 2000, approximately $186 thousand has been incurred from the transaction date and charged off against this liability.

     E-MEDSOFT.COM

During the quarter, the Company defined and began to implement a plan to reduce staff and consolidate certain financial and operational functions. The restructuring costs to implement these plans were determined and accrued. The accrual of approximately $650 thousand is reflected under Restructuring Costs in accordance with EITF 94-3 and includes employee termination costs, facility lease termination and commitment costs as well as any resulting asset impairment write downs. Under this plan approximately 45 employees have been involuntarily terminated and one office has been identified for closure. For the three month period ended September 30, 2000, approximately $206 thousand has been incurred and charged off against this liability.


5)  LINE OF CREDIT

During the quarter, the Company obtained a bank line of credit for $8 million with a term of one year expiring on October 1, 2001. The Company has the choice of selecting its rate of interest; such rate will be at the Bank's Prime Rate or the optional rate at LIBOR plus 2 percent. The line of credit is secured by a certificate of deposit in the amount of $8.1 million. At September 30, 2000, the Company had drawn down the total amount of the line for working capital purposes. Under the agreement, the Company must keep a bank balance of $5 million.


6)  WARRANTS AND STOCK OPTIONS

During the six months ended September 30, 2000, the Company granted 1,630,750 options to its employees to shares of the Company's stock at prices ranging from $3.88 to $9.31. These options were granted in accordance with the Company's stock option plan with exercise prices based on the market price of the Company's stock at time of grant. In addition, during the six months approximately 82,000 options were exercised and 558,571 were terminated.


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

A summary of the shares used to compute net loss per share is as follows:

                                                                                9/30/00            9/30/99

                                                                             3 mo.    6 mo.      3 mo.    6 mo.
Weighted average common shares used to compute basic net loss per share...  80,179   79,573     52,972   52,453
Effect of dilutive securities..                                                --       --         --       --
                                                                            ------   ------     ------   ------
Weighted average common shares used to compute diluted net loss per share   80,179   79,573     52,972   52,453
                                                                            ======   ======     ======   ======

As of September 30, 2000 and 1999, options and warrants to purchase 6,866,346 and 2,247,429 shares of common stock were outstanding, respectively. These common stock equivalents were excluded from the computation of diluted loss per share for the three and six months ended September 30, 2000 and 1999 as such options and warrants were anti-dilutive.


8)  STOCK BUY BACK PROGRAM

On August 12, 2000, the Company's Board of Directors approved the repurchase on the open market of up to 2 million shares of its common stock over the next eighteen months. During the quarter ended September 30, 2000, the Company repurchased 186,500 shares of its common stock for an aggregate purchase price of $937,383. These shares are reflected as treasury stock in the equity section.


9)  SEGMENT INFORMATION

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

                                       Internet    Product     Pharmacy     Other      Total
                                       --------    -------     --------    --------    --------
  Six Months September 30, 2000
  Net Sales                            $10,801     $18,723     $37,733     $    --    $ 67,257
  Operating (Loss)                      (2,424)     (2,403)     (3,110)      (5,613)   (13,550)
  Depreciation and Amortization            428         335         641        4,170      5,575
  Total Assets                          52,622      10,447      21,600      231,827    316,496
  Capital Expenditures                   2,677         427         523          151      3,779

  Six Months September 30, 1999
  Net Sales                            $   102     $13,210     $   --      $    --    $ 13,312
  Operating Income (Loss)                  (25)        328         --        (3,200)    (2,897)
  Depreciation and Amortization              6         262         --           439        707
  Total Assets                           6,900       9,530         --         8,286     24,716
  Capital Expenditures                     --           11         --            25         36

The Company's net sales from external customers, operating loss and depreciation and amortization for the six month periods ended September 30, 2000 and 1999 and the long-lived assets at September 30, 2000 and 1999, classified by geographic area, are summarized as follows (in thousands):

                                                   United     United       Aus-
                                                   States     Kingdom     tralia     Total
                                                   ------     -------     ------     -----
Six Months September 30, 2000
Net Sales                                         $ 47,929    $18,828     $  500    $ 67,257
Operating (Loss)                                   (10,147)    (3,284)      (119)    (13,550)
Depreciation and Amortization                        5,131        381          5       5,575
Long-Lived Assets                                  251,045      2,034        869     253,948

Six Months September 30, 1999
Net Sales                                         $     33    $13,279     $  --    $  13,312
Operating Loss                                      (2,531)      (366)       --       (2,897)
Depreciation and Amortization                          409        298        --          707
Long-Lived Assets                                   14,173      1,773        --       15,946

The Company's U.K. subsidiary, e-Net, had three customers whose sales, on an individual basis, represented over 5 percent of e-Net's net sales for an aggregate of 32.9 percent for the six month period ended September 30, 2000. e-MedSoft U.S. operations, excluding pharmacy services, had two customers who's sales, on an individual basis, represented over 5 percent of e-MedSoft's net sales for an aggregate of 85 percent for the six-month period ended September 30, 2000.


10)  CONTINGENCIES AND LEGAL RESERVES

The Company has national and international operations, which, occasionally, result in litigation that the Company does not view as material and arising in the ordinary course of business. Because of the significant value of the Company's technologies, it may occasionally be appropriate for the Company to initiate litigation of its own to protect those technologies. Whether brought by the Company or defended against by the Company, the litigation is often immaterial and at this time the Company is unaware of any material litigation involving any of its national or international operations.

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2000, the Company recorded revenue of $855 thousand from consulting and software services provided to a company related to a director of the Company. During the same period the Company also recorded approximately $5.5 million in revenue from another entity, also related through a member of the board of directors, for project management, infrastructure development, e-business implementation and planning and other consulting services. Approximately 20 percent of these services were provided prior to March 31, 2000 but not recognized into revenues until acceptance by the customer in the first quarter of fiscal 2001. The Company recorded the related party receivables based on its contracts and its best estimate of the amount ultimately to be realized. Company management, in consultation with its legal counsel, believes that the billings are collectible and expects to collect these outstanding receivables during the third quarter of fiscal 2001.

During the three months ended September 30, 2000, the Company recorded revenue of approximately $2.2 million from these companies for project management, infrastructure development, e-business implementation and other consulting and software services. As of September 30, 2000, the Company had an outstanding balance of approximately $8.8 million due from the two related entities. Subsequent to quarter end, the company collected approximately $1.4 million.


12)  MINORITY INTEREST

The Company has reflected minority interest relating to its subsidiary in Australia and its management contract with PrimeRx of approximately $4.1 million and $7.2 million, respectively. The PrimeRx minority interest represents the right of 735,144 Series A preferred shareholders in PrimeRx. This series A preferred stock has a $10 per share liquidation preference on the net assets of PrimeRx (as adjusted) upon a change in control and is otherwise redeemable at the option of the preferred shareholders by 2005. The Australia subsidiary minority interest represents the rights of shareholders of the Australia subsidiary held through the Australian stock exchange.

TAXES

     The Company's subsidiary in the U.K. has reflected a tax benefit of approximately 900 thousand and $1.1 million for the three and six months ended September 30, 2000. The operations in the U.K. experience seasonality. Traditionally, the U.K. subsidiary experiences its highest revenues in the third and fourth fiscal quarters. Based on the subsidiary's historical and projected earnings, it is expected that the tax benefit will be realized in this fiscal year.

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

OVERVIEW

We began operations with the acquisition of the Internet-based health care management system on January 7, 1999 and the subsequent acquisition of e-Net on March 19, 1999. During the fiscal year ended March 31, 2000 and the first two quarters of 2001, we have continued the development, upgrading, testing, and implementation of our health care management system. In addition, in accordance with our strategy to develop or acquire additional technologies, during fiscal 2000 we acquired managed care computer technology to service a network of over 2,500 physicians and a multimedia company to provide various telemedicine technologies. During the first quarter of 2001 we have expanded our multimedia technology with two additional acquisitions. During fiscal 2000 we entered into several contracts and strategic partnerships to implement and roll out various Internet-based health care management systems and to provide other products including "e-financing" distribution networks. In our first quarter of 2001 we entered into a 30-year management agreement and preferred provider agreement with a pharmacy management services company, further expanding our outreach to the healthcare community.

RESULTS OF OPERATIONS

The results of operations presented herein reflect our and our subsidiaries' consolidated net sales and expenses. The financial statements included herein present the unaudited financial statements for the three and six months ended September 30, 2000 and 1999. In addition, we have included in the comparisons below the unaudited pro forma financial information for the three and six months ended September 30, 1999 to include the acquisition of VirTx and VidiMedix and the consolidation of PrimeRx as if these transactions occurred on April 1, 1999. Other business acquired in the first quarter of 2001 are not included in the pro forma financial information herein as their operating results for the three and six month periods ended September 30, 1999 were not material.

Information presented in the table below is unaudited (in thousands):


                                                     9/30/00               9/30/99              9/30/99
                                                                                               Pro forma
                                               3 months   6 months   3 months   6 months   3 months   6 months
                                               --------   --------   --------   --------   --------   --------
Net sales                                      $ 28,202   $ 67,257   $  8,869   $ 13,312   $ 19,899   $ 35,072
Costs and expenses:
   Cost of sales                                 19,738     46,332      6,779     10,408     14,938     26,699
   Research and development                       1,129      2,107        639        887      1,367      2,006
   Sales and marketing                            3,324      6,104      1,035      1,647      2,152      3,727
   General and administrative                    14,839     24,406      1,737      3,013      3,647      7,137
   Restructuring costs                            1,510      1,510        --         --         --         --
   Non cash compensation                            166        348        124        253        124        253
   Depreciation and amortization                  3,139      5,575        362        707      2,240      4,389
                                               --------   --------   --------   --------   --------   --------
                                                 43,148     86,382     10,676     16,915     24,468     44,211
                                               --------   --------   --------   --------   --------   --------
 Operating loss                                 (14,947)   (19,125)    (1,807)    (3,603)    (4,569)    (9,139)
 Net loss                                      $(14,201)  $(17,708)  $ (1,913)  $ (4,441)  $ (4,742)  $(10,101)

NET SALES

Net sales for the three and six months ended September 30, 2000 increased 217% and 405% as compared to September 30, 1999 reported sales and increased 42% and 92% compared to 1999 pro forma sales. The increase in reported net sales for September 30, 2000 was approximately $19.3 million and $53.9 million for the three and six month period compared to actual results for the like periods ended September 30, 1999. The current period net sales increased $8.3 million and $32 million compared to pro forma results for the comparative periods ended September 30,1999, respectively.

The increase in reported revenues for the six months resulted from the inclusion of $37.7 million in sales from our pharmacy services, $5.5 million increased revenues from our U.K. subsidiary and $10.7 million from U.S. internet services and related consulting. The increase in reported net sales for the current quarter compared to the same quarter in 1999 resulted from inclusion of $20.7 million in pharmacy sales, increased U.S. Internet sales of $4 million offset by a decrease in the U.K. net sales of $4.9 million. Essentially all sales generated by the U.K. were from the sale, service, and installation of computer systems. The growth in these sales over the past six months is a direct result of our penetration into the market through strategic alliances with Sun Microsystems, Cisco, and Oracle and the focus on business-to-business e-business solutions and the ability to leverage infrastructure alongside the e-commerce software and services. During the quarter ended September 30, 2000, the U.K. net sales decreased as a result of the division not being able to meet equipment and delivery schedules. This was due to the normal summer seasonal downswing as well as failure to obtain equipment from its vendors on a timely basis to close transactions. It is anticipated that much of this slippage will be made up prior to fiscal year end. Sales from the U.S. operations were mainly through services provided to our strategic partners which we have entered into contracts or agreements. These companies are considered related parties since certain officers of these entities are members of the Company's Board of Directors.

COSTS AND EXPENSES

     Cost of Sales

Cost of sales (excluding depreciation and amortization) for the three and six month period ended September 30, 2000 consist of the cost of providing hardware and software, the cost of pharmaceuticals sold through our pharmacy services and the cost of providing our internet healthcare management system. During the reported period ended September 30, 1999, cost of sales primarily consisted of hardware and software. Cost of sales as a percentage of net sales for the three and six months ended September 30, 2000 were 70 percent and 69 percent, respectively, compared to the pro forma periods ended September 30, 1999 of 75 percent and 76 percent, respectively. The reduction in cost of sales is due to the additional sales from internet and related consulting services provided in the current periods, which carry a lower cost of sale component. In addition, a portion of the U.S. sales relating to internet and business consulting services in the first quarter of 2001 were provided by executive management whose compensation is not reflected in the cost of sales.

     Research and Development

Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United Kingdom and in the United States. During the three and six months ended September 30, 2000 the costs expensed increased by $409 thousand and $1.2 million, respectively. In addition, we have capitalized approximately $5.3 million of development costs for the six months ended September 30, 2000. No development costs were capitalized during the six month period ended September 30, 1999. These development costs were incurred in the United Kingdom for the development of new Internet products and software and in the United States for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. Pro forma research and development costs for the prior year period include costs incurred for the development of multimedia technology. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service or available for sale. For the six months ended September 30, 2000, $42 thousand of these deferred software costs have been amortized.

     Sales and Marketing

Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States, United Kingdom, Australia, and Europe. Sales and marketing costs for the three and six month period ended September 30, 2000 increased over the pro forma results for September 30, 1999 by approximately $1.2 million and $2.4 million, respectively. Of the six month increase in sales and marketing costs approximately $1.9 million was in the United Kingdom as the result of increasing our sales force to implement e-Net's planned market penetration into the Internet market as well as for the sale of hardware and software. The remaining increase from U.S. operations was as a result of the marketing of our Internet-based health care management system. In addition, under the preferred provider agreement with NCFE, the Company obtained access to NCFE customers on July 28, 2000. Accordingly, during the quarter ended September 30, 2000 the Company recorded $628 thousand of amortization on the distribution channel for the two months ending September 2000 and has reflected this cost in sales and marketing. The Company will begin to amortize the deferred contract costs when NCFE is able to accept and process financing applications through its master portal. The sales and marketing costs as a percentage of net sales decreased from 10.6 percent to 9.1 percent when comparing the six month pro forma 1999 costs to the September 30, 2000 costs. The decrease is due to a change in sales mix resulting from increased sales in pharmacy services and internet related consulting that do not require as much marketing efforts as product sales.

     General and Administrative, including Non Cash Compensation

General and administrative costs mainly consist of salaries, facility costs, and professional fees. Non-cash compensation costs represents compensation paid to employees and consultants through the issuance of shares, warrants, and options. These combined costs increased for the three and six months ended September 30, 2000 by $10.5 million and $17.4 million over the proforma amounts for September 30, 1999, respectively. The increase for the six months included $3.8 million related to the pharmacy operations, $1.3 related to the U.K. operations and $1.4 million relating to increased operations of our acquired business. The remaining increase of approximately $10.9 million related to costs incurred to 1) expand our U.S. internet operations in accordance with our business plans and infrastructure development 2) broaden our financial and investment market visibility for future financing opportunities for our operations and planned expansion and 3) establish good communication channels with our shareholders. These costs include legal fees, accounting fees, and other professional and consulting fees.

     Restructuring Costs

During the quarter ended September 30, 2000 the Company's Senior Management, who had the appropriate level of authority, completed its defined restructuring plan and began its implementation to integrate new acquisitions and eliminate redundancies within the Company. In line with this restructuring plan certain activities were identified to be discontinued and employees were identified to be involuntarily terminated or relocated. In accordance with generally accepted accounting policies, certain of the restructuring costs related to our acquisitions were accounted as an adjustment to the purchase price and reflected as an increase in goodwill. Other restructuring costs not related to exiting activities of acquisitions that did not exist prior to consummation date have been reflected in expense as restructuring costs. These costs of approximately $1.5 million include $650 thousand for corporate restructuring costs to consolidate functions and eliminate operational redundancies and $861 thousand to exit various activities that do not fit within the Company's business plan.

     Depreciation and Amortization

Depreciation and amortization for the three and six month period ended September 30, 2000 includes depreciation of property and equipment of approximately $828 thousand and $1.5 million, respectively and amortization of goodwill of $2.3 million and $4.1 million, respectively. Compared to the reported results in 1999, the increase for the three and six months are approximately $669 thousand and $1.2 million for depreciation of equipment, respectively, and $2.1 million and $3.7 for the amortization of goodwill, respectively. During the last quarter of fiscal 2000 and the first quarter of fiscal 2001 we acquired three multimedia companies that resulted in approximately $49 million in goodwill. This goodwill is being amortized over a seven-year period. We also entered into a 30-year management contract with a pharmacy services company and acquired approximately 29 percent of its stock. We are consolidating this company and have, therefore, recorded the investment and negative equity at the acquisition date of approximately $35 million as goodwill. This goodwill is being amortized over a 30-year period consistent with our management contract term. In addition, we acquired a pharmacy services company in the first quarter of this year that resulted in approximately $2.7 million of goodwill. This goodwill is being amortized over a 15-year period. The goodwill recorded in March 1999 for the acquisition of e-Net is being amortized over a ten-year period. The amortization periods are based on managements' best estimate of the useful lives of the businesses acquired.


OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have decreased in the current period compared to prior year. Interest expense, of approximately $1.3 million for the six months ended September 30, 1999, included approximately $1.2 million of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. In addition, interest costs include interest expense on our bridge debt and e-Net's credit facility. During our third and fourth quarter of 2000, we raised approximately $63.6 million of net proceeds through the sale of our common stock. As a result of the cash flow, we have recorded interest income for the three and six months ended September 30, 2000 of approximately $363 thousand and $1.1 million, respectively.


EXTRAORDINARY GAIN

The extraordinary gain of approximately $357,000 in the period ended September 30, 1999 is due to the recognition of the gain associated with the exchange of bridge debt and its related origination fees and interest payable for the issuance of warrants.


LIQUIDITY

Since inception, the operating costs of the Company have been funded through loans from private investors, sale of equity, its credit facility, and by its operations. As of September 30, 2000, the Company had working capital of approximately $30.4 million, including cash of $24.6 million. Cash includes restricted cash of $8.1 million and cash held by foreign operations of $2.3 million. During the six month period ended September 30, 2000, we used cash in operating activities of approximately $21.9 million, primarily due to the net loss from the period of $17.7 million, and by the net change in operating assets and liabilities of $12.6 million partially offset by depreciation and amortization expense of $8.1 million. We used cash in investing activities of approximately $16.2 million, primarily due to $5.3 million investment in software development and $10.8 million in capital expenditures, investments and business acquisitions. The $34.8 million use in cash was in accordance with our business strategy and plans for acquisitions and their required integration into our Company. This included approximately $12.4 million to fund its pharmacy division's cash flow requirements resulting from the build up in accounts receivable and inventory. Additional investments and capital expenditures were also required to implement oar contracts and rollout our healthcare management system.

On August 12, 2000, the Company's Board of Directors approved the repurchase in the open market of up to 2 million shares of our common stock over the next eighteen months. During the quarter ended September 30, 2000, we acquired 186,500 shares for approximately $937 thousand.

In September 2000, the Company obtained a bank line to fund working capital for its domestic operations. The line is for $8 million and is secured by an $8.1 million certificate of deposit. At September 30, 2000 there were no available funds under this line. In addition, as a requirement of this line, the Company must maintain a bank balance of $5 million or the bank may call on the line. As of November 16, 2000, we had approximately $7.3 million on deposit with the lender's banking institutions.

We believe that our current working capital along with our current credit facilities, funding commitments and operations will be sufficient to support our capital needs and business plan. over the next 12 months. This, however, is dependent upon successfully bringing our pharmacy accounts receivable current and receiving funds previously committed to us by our strategic partner. As of September 30, 2000, we had approximately $8.9 million in accounts receivable from affiliates and a commitment for $5 million in equity funding. Subsequent to quarter end the Company has collected approximately $1.4 million of the affiliated receivable.

If the Company decides to enter into any other business ventures presently outside of its current business plan that would require additional cash, we may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements. We are actively pursuing our opportunities to obtain an asset based line of credit for our pharmacy division as well as obtaining equity funding for our internet business. We may be unable to raise any additional amounts on reasonable terms, or at all, when they are needed. The inability of the Company to raise such additional funding may have an adverse effect on the Company's financial position and results of operation.

                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

SELA V. COLBY, SUTRO & CO., AND E-MEDSOFT.COM

This action was recently served on the company and was filed on or about July 31, 2000. The action was pending in Minnesota state court. In this action e-Medsoft.com is being sued for breach of contract by a potential investor that complains that he was not included in a private placement transaction for the purchase of 50,000 shares, with associated warrant rights. The matter has now been dismissed, without prejudice, without any settlement, agreement, judgment, or the payment of any money or shared by e-Medsoft.com. It is e-Medsoft.com's understanding that the matter was settled as a result of compensation paid by another defendant, i.e., Sutro & Co.

IN RE: EMED TECHNOLOGIES:

A dispute exists between Emed Technologies, a company which sends radiographic images over the internet, and e-Medsoft.com regarding the use of the prefix e-Med as a descriptor of services. E-Medsoft.com filed a legal action in U.S. District Court against Emed Technologies asserting that Emed Technologies is infringing on the e-Medsoft.com trademark. This action was filed on June 8, 2000, and accordingly, no substantive actions have been taken and no legal determinations regarding this action have been made. Emed Technologies, however, did make a motion to transfer venue outside of the California District Court. This motion has bean rejected. Emed has filed a cross-claim against e-Medsoft.com claiming it is the infringing party. E-Medsoft.com has already curtailed its use of tile Emed descriptor, and, accordingly, the lawsuit does not appear to implicate import commercial concerns of e-Medsoft.com. Formal discovery has only just commenced, and, importantly, no discovery has been provided by either party regarding the scope of any alleged monetary damages. Consequently, no information is available on this issue.

SUTRO NASD ARBITRATION

A dispute between Sutro & Co, and e-Medsoft.com is currently being arbitrated before the National Association of Security Dealers. Emed takes the claim in its counter-claim that Sutro committed fraud, breach of fiduciary duty, negligent misrepresentation, professional negligence, and breach of contract arising from Sutro's activities as an investment banker for e-Medsoft.com. E-Medsoft.com seeks compensatory damages and injunctive relief. Sutro & Co. initiated the dispute with a claim for compensatory and punitive damages and declaratory and injunctive relief arising from Emed's alleged unjustified refusal to (1) honor warrants it issued to Sutro to purchase shares of Med; (2) register all of Sutro's Med stock and warrants as allegedly required by the parties' Registration Rights Agreement; (3) provide Sutro with its shareholder voting rights consistent with the shares it acquired by exercise of the warrants, and
(4) pay $150,000 plus expenses for certain investment banking services allegedly rendered by Sutro to Med. This dispute is in the discovery stage. There have been no hearings or determinations on the merits. No date bas been set for the formal adjudication.

ICON CAPITAL V. E-MEDSOFT.COM

Icon has sued e-Medsoft.com, and many others, in Los Angeles Superior Court, for damages arising from alleged breaches of fiduciary duty allegedly owed to a majority shareholder of Sanga International, Inc., a corporation currently in bankruptcy. The action has been answered. This matter has been vigorously contested, and e-Medsoft.com has rejected an early settlement offer made by plaintiff. E-Medsoft.com has strong substantive and procedural defenses. The matter is in an early phase of litigation, i.e, except for one aborted deposition, no discovery has taken place and no motions for summary judgment have been made. Recently, this matter was removed to Bankruptcy Court on a claim that the action is properly deemed a derivative action improperly made on behalf of Sanga International, a bankruptcy debtor. The bankruptcy court has deferred to the state court to decide, as a factual matter, if the clam is derivative Currently there are a number of discovery disputes regarding the parties respective disclosure obligations. In light of the extremely speculative nature of the alleged damages, it is not possible at this juncture to give a reasoned assessment of the potential worst-case judgment.

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

                                    e-MedSoft.com


Date:  November 17, 2000            By: /s/ Margaret A. Harris
                                       Margaret A. Harris, Chief
                                       Financial Officer and
                                       Authorized Officer

EXHIBIT                           METHOD OF FILING

  27.  FINANCIAL DATA SCHEDULE    Filed herewith electronically