Form 10QSB/A
period 2000-09-30
E-MEDSOFT COM
filed 2000-11-20
CIK 800181

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB/A
                          AMENDMENT NO. 1

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

                      Yes X             No
                          ---           ---


As of November 14, 2000, 80,256,486 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):
                      Yes               No X
                          --               --

                             INDEX

                                                        Page No.

PART I.  FINANCIAL INFORMATION .........................      3

   ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets at
     September 30, 2000 (unaudited) and March 31, 2000..      3

     Consolidated Condensed Statements of Operations
     for the Three Months ended September 30, 2000
     and 1999 (unaudited)...............................      4

     Consolidated Condensed Statements of Operations
     for the Six Months ended September 30, 2000
         and 1999 (unaudited)...........................      5

     Consolidated Condensed Statements of Cash Flow
     for the Six Months ended September 30, 2000
     and 1999 (unaudited) ..............................      6

     Notes to the Consolidated Condensed Financial
     Statements at September 30, 2000 (unaudited) ......      7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS ..............................     14

PART II.  OTHER INFORMATION ............................     19

   ITEM 1.  LEGAL PROCEEDINGS ..........................     19

   ITEM 2.  CHANGES IN SECURITIES ......................     19

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............     19

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS ...........................     19

   ITEM 5.  OTHER INFORMATION ..........................     19

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........     19

SIGNATURES .............................................     21

EXHIBIT 27  FINANCIAL DATA SCHEDULE.....................     22

                                               e-MedSoft.com
                                   Consolidated Condensed Balance Sheets

                                                                                September 30,     March 31,
                                                                                    2000            2000
                                                                                (unaudited)

ASSETS
Current Assets:
  Cash & cash equivalents                                                      $  16,953,671    $  59,860,827
  Restricted cash                                                                  8,100,000              --
  Accounts receivable, net                                                        17,309,036       17,261,883
  Accounts receivable from affiliates, net                                         8,913,908          555,499
  Other receivables                                                                2,211,887        2,111,310
  Inventory                                                                        7,297,006        1,106,960
  Tax benefit                                                                        702,922              --
  Other current assets                                                             1,749,604        1,559,956
                                                                               -------------    -------------
                                                                                  63,238,034       82,456,435
Long-Term Assets:
  Property and equipment, net                                                      7,733,628        2,603,302
  Goodwill, net                                                                   94,088,201       37,867,333
  Investments                                                                     29,761,069       26,285,000
  Technology license fee                                                           2,800,000        2,800,000
  Deferred software costs                                                         14,542,059        8,640,202
  Distribution channel                                                            35,472,070       36,100,000
  Deferred contract                                                               67,489,994       67,462,914
  Other assets                                                                     2,060,561          881,467
                                                                               -------------    -------------
                                                                                 253,947,582      182,640,218
                                                                               -------------    -------------
     TOTAL ASSETS                                                              $ 317,185,616    $ 265,096,653
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                               $     680,750    $     807,180
  Accounts payable                                                                21,185,920       21,269,973
  Accrued liabilities                                                              6,688,628        4,443,805
  Related party payable                                                              345,000              --
  Other current liabilities                                                             --            582,191
  Current maturities of long-term debt and capital leases                          5,764,356          942,981
                                                                               -------------    -------------
                                                                                  34,664,654       28,046,130

Long-Term Liabilities:
  Capital leases                                                                   1,296,392          739,306
  Bridge financing                                                                 3,936,519           67,528
  Other long-term liabilities                                                     10,861,000        3,063,700
  Deferred revenue                                                                 1,179,333              --
                                                                               -------------    -------------
                                                                                  17,273,244        3,870,534
Commitments and Contingencies
Minority Interest                                                                 11,373,680        4,176,862
Stockholders' Equity:
  Common shares                                                                       80,425           75,735
  Paid in capital                                                                288,431,604      244,495,796
  Stock subscription                                                              (5,000,000)      (5,000,000)
  Accumulated deficit                                                            (28,277,940)     (10,569,951)
  Accumulated other comprehensive (loss) income                                     (422,667)           1,547
  Less treasury shares at cost                                                      (937,384)             --
                                                                                ------------    -------------
                                                                                 253,874,038      229,003,127
                                                                                ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 317,185,616    $ 265,096,653
                                                                               =============    =============

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                                  e-MedSoft.com
                 Consolidated Condensed Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                   2000              1999
                                                                               ------------     ------------
NET SALES
  Non affiliates                                                               $ 25,866,502     $  8,868,529
  Affiliates                                                                      2,335,293              --
                                                                               ------------     ------------
      Total Net Sales                                                            28,201,795        8,868,529
                                                                               ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                                                                  19,737,600        6,778,559
  Research and development                                                        1,129,484          638,602
  Sales and marketing                                                             3,324,397        1,035,564
  General and administrative                                                     14,142,096        1,736,773
  Restructuring costs                                                             1,510,012              --
  Non-cash compensation                                                             165,723          124,000
  Depreciation and amortization                                                   3,139,328          361,989
                                                                               ------------     ------------
     Total Costs and Expenses                                                    43,148,640       10,675,487
                                                                               ------------     ------------

OPERATING LOSS                                                                  (14,946,845)      (1,806,958)

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (430,345)        (167,089)
  Interest income                                                                    362,641              --
  Other                                                                             (27,073)            (679)
                                                                               ------------     ------------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY INCOME AND MINORITY INTEREST            (15,041,622)      (1,974,726)

EXTRAORDINARY INCOME                                                                    --               --
                                                                               ------------     ------------

LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST                                                                      (15,041,622)       1,974,726)

TAX BENEFIT                                                                         928,068           62,187

MINORITY INTEREST, NET OF TAXES                                                     (87,529)             --
                                                                               ------------     ------------

NET LOSS                                                                       $(14,201,083)    $ (1,912,539)
                                                                               ============     ============

BASIC AND DILUTED LOSS PER SHARE                                               $      (0.18)    $      (0.04)
                                                                               ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                              80,179,036       52,972,074




The accompanying notes are an integral part of these consolidated condensed financial statements.

                                               e-MedSoft.com
                              Consolidated Condensed Statements of Operations
                            For the Six Months Ended September 30, 2000 and 1999
                                               (Unaudited)

                                                                                   2000             1999
                                                                               ------------     ------------
NET SALES
  Non affiliates                                                               $ 58,413,679     $ 13,311,780
  Affiliates                                                                      8,843,244              --
                                                                               ------------     ------------
      Total Net Sales                                                            67,256,923       13,311,780
                                                                               ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                                                                  46,332,388       10,408,058
  Research and development                                                        2,106,702          886,561
  Sales and marketing                                                             6,103,905        1,647,339
  General and administrative                                                     24,405,680        3,013,751
  Restructuring costs                                                             1,510,012              --
  Non-cash compensation                                                             348,240          253,000
  Depreciation and amortization                                                   5,575,304          706,508
                                                                               ------------     ------------
     Total Costs and Expenses                                                    86,382,231       16,915,217
                                                                               ------------     ------------

OPERATING LOSS                                                                  (19,125,308)      (3,603,437)

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (805,686)      (1,502,366)
  Interest income                                                                  1,058,952              --
  Other                                                                             (92,759)           2,897
                                                                               ------------     ------------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY INCOME AND MINORITY INTEREST            (18,964,801)      (5,102,906)

EXTRAORDINARY INCOME                                                                    --           357,152
                                                                               ------------     ------------

LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST                                                                      (18,964,801)      (4,745,754)

TAX BENEFIT                                                                       1,112,832          304,798

MINORITY INTEREST, NET OF TAXES                                                     143,980              --
                                                                               ------------     ------------

NET LOSS                                                                       $(17,707,989)    $ (4,440,956)

                                                                               ============     ============

BASIC AND DILUTED LOSS PER SHARE                                               $      (0.22)    $      (0.08)
                                                                               ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                              79,572,607       52,452,618



The accompanying notes are an integral part of these consolidated condensed financial statements.

                                               e-MedSoft.com
                              Consolidated Condensed Statements of Cash Flows
                                Six Months Ended September 30, 2000 and 1999
                                                (Unaudited)


                                                                                   2000             1999
                                                                               ------------     ------------


Net Cash Used in Operating Activities                                          $(21,856,000)    $ (2,837,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired                                    (3,071,542)         (31,526)
  Capital expenditures                                                           (3,778,838)         (36,381)
  Investment in software                                                         (5,344,335)      (2,000,000)
  Other Investments                                                              (3,980,874)             --
                                                                               ------------     ------------
     Cash Used in Investing Activities                                          (16,175,589)      (2,067,907)
                                                                               ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bridge loans                                                       (3,823,331)             --
  Proceeds from bridge loans                                                      7,905,000        3,321,932
  Net change to credit facility                                                         --         1,036,433
  Repayments of capital lease obligations                                          (423,157)        (193,641)
  Funds from equity financing                                                           --           848,000
  Other                                                                            (434,079)             --
                                                                               ------------     ------------
     Cash Provided by Financing Activities                                        3,224,433        5,012,724
                                                                               ------------     ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (34,807,156)         107,045

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                         59,860,827           51,712
                                                                               ------------     ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $ 25,053,671     $    158,757
                                                                               ------------     ------------


NON CASH TRANSACTIONS
  Issuance of restricted stock and warrants for acquisitions                   $ 43,339,747     $  4,468,162
  Issuance of warrants for payment of debt                                              --           505,738
  Property and equipment purchased through capitalized leases                       417,473          736,299
                                                                               ------------     ------------
                                                                               $ 43,757,220     $  5,710,199
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

     Net sales. . . . . . . . . . . . . . . .    $13,725,340
     Costs and expenses . . . . . . . . . . .     18,481,812
     Amortization of goodwill . . . . . . . .        999,733
     Net loss . . . . . . . . . . . . . . . .     (7,359,274)
     Net loss per share . . . . . . . . . . .           (.14)

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

     Net sales. . . . . . . . . . . . . $ 34,008,597
     Costs and expenses . . . . . . . .   37,188,479
     Amortization of goodwill . . . . .    1,080,971
     Net loss . . . . . . . . . . . . .   (5,262,679)
     Net loss per share . . . . . . . .         (.10)

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

3)  DEFERRED SOFTWARE DEVELOPMENT COSTS

During the six months ended September 30, 2000 and 1999, the Company incurred approximately $7.7 million and $887 thousand in development costs, respectively. In accordance with SOP 98-1 and FASB 86 the Company capitalized approximately $5.3 million and $0 of these costs during the six months ended September 30, 2000 and 1999, respectively. Such deferred costs along with acquired software costs will be amortized over a three to five year life once the related products are in service or available for sale. For the six months ended September 30, 2000, the Company has amortized $42 thousand of these costs.


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


5)  LINE OF CREDIT

During the quarter, the Company obtained a bank line of credit for $8 million with a term of one year expiring on October 1, 2001. The Company has the choice of selecting its rate of interest; such rate will be at the Bank's Prime Rate or the optional rate at LIBOR plus 2 percent. The line of credit is secured by a certificate of deposit in the amount of $8.1 million. At September 30, 2000, the Company had drawn down the total amount of the line for working capital purposes. Under the agreement, the Company must keep an unrestricted bank balance of $5 million.


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


8)  STOCK BUY BACK PROGRAM

On August 12, 2000, the Company's Board of Directors approved the repurchase on the open market of up to 2 million shares of its common stock over the next eighteen months. During the quarter ended September 30, 2000, the Company repurchased 186,500 shares of its common stock for an aggregate purchase price of $937,383. These shares are recorded as treasury stock and result in a reduction to stockholders' equity.


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

                                       Internet    Product     Pharmacy     Other      Total
                                       --------    -------     --------    --------    --------
  Six Months September 30, 2000
  Net Sales                            $10,801     $18,723     $37,733     $    --    $ 67,257
  Operating (Loss)                      (2,424)     (2,403)     (3,110)      (5,613)   (13,550)
  Depreciation and Amortization            428         335         641        4,170      5,575
  Total Assets                          52,622      10,447      21,600      232,796    317,465
  Capital Expenditures                   2,678         427         523          151      3,779

  Six Months September 30, 1999
  Net Sales                            $   102     $13,210     $   --      $    --    $ 13,312
  Operating Income (Loss)                  (25)        328         --        (3,200)    (2,897)
  Depreciation and Amortization              6         262         --           439        707
  Total Assets                           6,900       9,530         --         8,286     24,716
  Capital Expenditures                     --           11         --            25         36

The Company's net sales from external customers, operating loss and depreciation and amortization for the six month periods ended September 30, 2000 and 1999 and the long-lived assets at September 30, 2000 and 1999, classified by geographic area, are summarized as follows (in thousands):

                                                   United     United       Aus-
                                                   States     Kingdom     tralia     Total
                                                   ------     -------     ------     -----
Six Months September 30, 2000
Net Sales                                         $ 47,929    $18,828     $  500    $ 67,257
Operating (Loss)                                   (10,147)    (3,284)      (119)    (13,550)
Depreciation and Amortization                        5,189        381          5       5,575
Long-Lived Assets                                  251,045      2,034        869     253,948

Six Months September 30, 1999
Net Sales                                         $     33    $13,279     $  --    $  13,312
Operating Loss                                      (2,531)      (366)       --       (2,897)
Depreciation and Amortization                          409        298        --          707
Long-Lived Assets                                   14,173      1,773        --       15,946

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

SELA V. COLBY, SUTRO & CO., AND E-MEDSOFT.COM

This action was recently served on the company and was filed on or about July 31, 2000. The action was pending in Minesota state court. In this action e-Medsoft.com is being sued for breach of contract by a potential investor that complains that he was not included in a private placement transaction for the purchase of 50,000 shares, with associated warrant rights. The matter has now been dismissed, without prejudice, without any settlement, agreement, judgment, or the payment of any money or shared by e-Medsoft.com. It is e-Medsoft.com's understanding that the matter was settled as as result of compensation paid by another defendant, i.e., Sutro & Co.

IN RE:  EMED TECHNOLOGIES

A dispute exists between Emed Technologies, a company which sends radiographic images over the internet, and e-Medsoft.com regarding the use of the prefix e-Med as a descriptor of services. e-Medsoft.com filed a legal action in U.S. District Court against Emed Technologies asserting that Emed Technologies is infringing on the e-Medsoft.com trademark. This action was filed on June 8, 2000, and accordingly, no substantive actions have been taken and no legal determinations regarding this action have been made. Emed Technologies, however, did make a motion to transfer venue outside of the California District Court. This motion has been rejected. Emed has filed a cross-claim against e-Medsoft.com claiming it is the infringing party. e-Medsoft.com has already curtailed its use of the Emed discriptor, and, accordingly, the lawsuit does not appear to implicate import commercial concerns of e-Medsoft.com. Formal discovery has only just commenced, and, importantly, no discovery has been provided by either party regarding the scope of any alleged monetary damages. Consequently, no information is available on this issue.

SUTRO NARD ARBITRATION

A dispute between Sutro & Co., and e-Medsoft.com is currently being arbitrated before the National Association of Security Dealers. Emed takes the claim in its counter-claim that Sutro committed fraud, breach of fiduciary duty, negligent misrepresentation, professional negligence, and breach of contract arising from Sutro's activities as an investment banker for e-Medsoft.com. e-Medsoft.com seeks compensatory damages and injunctive relief. Sutro & Co. initiated the dispute with a claim for compensatory and punitive damages and declaratory and injunctive relief arising from e-Medsoft.com's alleged unjustified refusal to (1) honor warrants it issued to Sutro to purchase shares of e-Medsoft.com's; (2) register all of Sutro's e-Medsoft.com's stock and warrants as allegedly required by the parties' Registration Rights Agreement;
(3) provide Sutro with its shareholder voting rights consistent with the shares it acquired by exercise of the warrants, and (4) pay $150,000 plus expenses for certain investment banking services allegedly rendered by Sutro to e-Medsoft.com. This dispute is in the discovery stage. There have been no hearings or determinations on the merits. No date has been set for the formal adjudication.

ICON CAPITAL V. e-MEDSOFT.COM

Icon has sued e-Medsoft.com, and many others, in Los Angeles Superior Court, for damages arising from alleged breaches of fiduciary duty allegedly owed to a majority shareholder of Sanga Internationa, Inc., a corporation currently in bankruptcy. The action has been answered. This matter has been vigorously contested, and e-Medsoft.com has rejected an early settlement offer made by plaintiff. e-Medsoft.com has strong substantive and procedural defenses. The matter is in an early phase of litigation, i.e., except for one aborted deposition, no discovery has taken place and no motions for summary judgment have been made. Recently, this matter was removed to Bankruptcy Court on a claim that the action is properly deemed a derivative action improperly made on behalf of Sanga International, a bankruptcy debtor. The bankruptcy court has deferred to the state court to decide, as a factual matter, if the claim is derivative. Currently, there are a number of discovery disputes regarding the parties respective disclosure obligations. In light of the extremely speculative nature of the alleged damages, it is not possible at this juncture to give a reasoned assessment of the potential worst-case judgment.

11)  RELATED PARTY TRANSACTIONS

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

13)  TAXES

The Company's subsidiary in the U.K. has reflected a tax benefit of approximately $900 thousand and $1.1 million for the three and six months ended September 30, 2000. The operations in the U.K. experience seasonality. Traditionally, the U.K. subsidiary experiences its highest revenues in the third and fourth fiscal quarters. Based on the subsidiary's historical and projected earnings, it is expected that the tax benefit will be realized in this fiscal year.

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

Information presented in the table below is unaudited (in thousands):


                                                     9/30/00               9/30/99              9/30/99
                                                                                               Pro forma
                                               3 months   6 months   3 months   6 months   3 months   6 months
                                               --------   --------   --------   --------   --------   --------
Net sales                                      $ 28,202   $ 67,257   $  8,869   $ 13,312   $ 19,899   $ 35,072
Costs and expenses:
   Cost of sales                                 19,738     46,332      6,779     10,408     14,938     26,699
   Research and development                       1,130      2,107        639        887      1,367      2,006
   Sales and marketing                            3,324      6,104      1,035      1,647      2,152      3,727
   General and administrative                    14,142     24,406      1,737      3,013      3,647      7,137
   Restructuring costs                            1,510      1,510        --         --         --         --
   Non cash compensation                            166        348        124        253        124        253
   Depreciation and amortization                  3,139      5,575        362        707      2,240      4,389
                                               --------   --------   --------   --------   --------   --------
                                                 43,149     86,382     10,676     16,915     24,468     44,211
                                               --------   --------   --------   --------   --------   --------
 Operating loss                                 (14,947)   (19,125)    (1,807)    (3,603)    (4,569)    (9,139)
 Net loss                                      $(14,201)  $(17,708)  $ (1,913)  $ (4,441)  $ (4,742)  $(10,101)

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

The increase in reported revenues for the six months resulted from the inclusion of $37.7 million in sales from our pharmacy services, $5.5 million increased revenues from our U.K. subsidiary and $10.7 million from U.S. internet services and related consulting. The increase in reported net sales for the current quarter compared to the same quarter in 1999 resulted from inclusion of $20.3 million in pharmacy sales, increased U.S. Internet sales of $4 million offset by a decrease in the U.K. net sales of $4.9 million. Essentially all sales generated by the U.K. were from the sale, service, and installation of computer systems. The growth in these sales over the past six months is a direct result of our penetration into the market through strategic alliances with Sun Microsystems, Cisco, and Oracle and the focus on business-to-business e-business solutions and the ability to leverage infrastructure alongside the e-commerce software and services. During the quarter ended September 30, 2000, the U.K. net sales decreased as a result of the division not being able to meet equipment and delivery schedules. This was due to the normal summer seasonal downswing as well as failure to obtain equipment from its vendors on a timely basis to close transactions. It is anticipated that much of this slippage will be made up prior to fiscal year end. Sales from the U.S. operations were mainly through services provided to our strategic partners which we have entered into contracts or agreements. These companies are considered related parties since certain officers of these entities are members of the Company's Board of Directors.

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

     Research and Development

Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United Kingdom and in the United States. During the three and six months ended September 30, 2000 the costs expensed increased by $491 thousand and $1.2 million, respectively, as compared to the prior year. In addition, we have capitalized approximately $5.3 million of development costs for the six months ended September 30, 2000. No development costs were capitalized during the six month period ended September 30, 1999. These development costs were incurred in the United Kingdom for the development of new Internet products and software and in the United States for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. Pro forma research and development costs for the prior year period include costs incurred for the development of multimedia technology. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service or available for sale. For the six months ended September 30, 2000, $42 thousand of these deferred software costs have been amortized.

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


LIQUIDITY

Since inception, the operating costs of the Company have been funded through loans from private investors, sale of equity, its credit facility, and by its operations. As of September 30, 2000, the Company had working capital of approximately $30.4 million, including cash of $24.6 million. Cash includes restricted cash of $8.1 million and cash held by foreign operations of $2.3 million. During the six month period ended September 30, 2000, we used cash in operating activities of approximately $21.9 million, primarily due to the net loss from the period of $17.7 million, and by the net change in operating assets and liabilities of $12.6 million partially offset by depreciation and amortization expense of $8.1 million. The Company used cash in investing activities of approximately $16.2 million, primarily due to $5.3 million investment in software development and $10.8 million in capital expenditures, investments and business acquisitions. The $34.8 million use in cash was in accordance with our business strategy and plans for acquisitions and their required integration into our Company. This included approximately $12.4 million to fund its pharmacy division's cash flow requirements resulting from the build up in accounts receivable and inventory. Additional investments and capital expenditures were also required to implement our contracts and rollout our healthcare management system.

On August 12, 2000, the Company's Board of Directors approved the repurchase in the open market of up to 2 million shares of our common stock over the next eighteen months. During the quarter ended September 30, 2000, the Company acquired 186,500 shares for approximately $937 thousand.

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

We believe that our current working capital along with our current credit facilities, funding commitments and operations will be sufficient to support our capital needs and business plan over the next 12 months. This, however, is dependent upon successfully bringing our pharmacy accounts receivable current and receiving funds previously committed to us by our strategic partner. As of September 30, 2000, we had approximately $8.9 million in accounts receivable from affiliates and a commitment for $5 million in equity funding. Subsequent to quarter end the Company has collected approximately $1.4 million of the affiliated receivable.

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

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

SELA V. COLBY, SUTRO & CO., AND e-MEDSOFT.COM

This action was recently served on the Company and was filed on or about July 31, 2000. The action is pending in Minnesota state court. In this action e-Medsoft.com is being sued for breach of contract by a potential investor that complains that he was not included in a private placement transaction for the purchase of 50,000 shares, with associated warrant rights. The matter has been dismissed, without prejudice, without any settlement, agreement, judgment, or the payment of any money or shared by e-Medsoft.com. It is e-Medsoft.com's understanding that the matter was settled as a result of compensation paid by another defendant, i.e., Sutro & Co.

IN RE: EMED TECHNOLOGIES:

A dispute exists between Emed Technologies, a company which sends radiographic images over the internet, and e-Medsoft.com regarding the use of the prefix e-Med as a descriptor of services. e-Medsoft.com filed a legal action in U.S. District Court against Emed Technologies asserting that Emed Technologies is infringing on the e-Medsoft.com trademark. This action was filed on June 8, 2000, and accordingly, no substantive actions have been taken and no legal determinations regarding this action have been made. Emed Technologies, however, did make a motion to transfer venue outside of the California District Court. This motion has been rejected. Emed has filed a cross-claim against e-Medsoft.com claiming it is the infringing party. e-Medsoft.com has curtailed its use of the Emed descriptor, and, accordingly, the lawsuit does not appear to implicate important commercial concerns of e-Medsoft.com. Formal discovery has only just commenced, and, no discovery has been provided by either party regarding the scope of any alleged monetary damages. Consequently, the Company cannot assess the potential magnitude of any adverse judgment.

SUTRO NASD ARBITRATION

A dispute between Sutro & Co, and e-Medsoft.com is currently being arbitrated before the National Association of Security Dealers. Emed takes the claim in its counter-claim that Sutro committed fraud, breach of fiduciary duty, negligent misrepresentation, professional negligence, and breach of contract arising from Sutro's activities as an investment banker for e-Medsoft.com. e-Medsoft.com seeks compensatory damages and injunctive relief. Sutro & Co. initiated the dispute with a claim for compensatory and punitive damages and declaratory and injunctive relief arising from e-Medsoft.com's alleged unjustified refusal to
(1) honor warrants it issued to Sutro to purchase shares of e-Medsoft.com; (2) register all of Sutro's e-Medsoft.com's stock and warrants as allegedly required by the parties' Registration Rights Agreement; (3) provide Sutro with shareholder voting rights consistent with the shares it acquired upon exercise of the warrants, and (4) pay $150,000 plus expenses for certain investment banking services allegedly rendered by Sutro to e-Medsoft.com. This dispute is in the discovery stage. There have been no hearings or determinations on the merits. No date bas been set for the formal adjudication.

ICON CAPITAL V. e-MEDSOFT.COM

Icon has sued e-Medsoft.com, and many others, in Los Angeles Superior Court, for damages arising from alleged breaches of fiduciary duty allegedly owed to a majority shareholder of Sanga International, Inc., a corporation currently in bankruptcy. The action has been answered. This matter has been vigorously contested, and e-Medsoft.com has rejected an early settlement offer made by plaintiff. E-Medsoft.com has strong substantive and procedural defenses. The matter is in an early phase of litigation, i.e, except for one aborted deposition, no discovery has taken place and no motions for summary judgment have been made. Recently, this matter was removed to Bankruptcy Court on a claim that the action is properly deemed a derivative action improperly made on behalf of Sanga International, a bankruptcy debtor. The bankruptcy court has deferred to the state court to decide, as a factual matter, if the claim is derivative Currently there are a number of discovery disputes regarding the parties respective disclosure obligations. In light of the extremely speculative nature of the alleged damages, it is not possible at this juncture to provide a reasoned assessment of any adverse judgment.

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