Form 10QSB
period 2000-12-31
E-MEDSOFT COM
filed 2001-02-20
CIK 800181

                                QUARTERLY REPORT

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarter year ended December 31, 2000

                         Commission File Number: 1-15587

                                  E-MEDSOFT.COM
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its chapter)

           Nevada                                      84-1037630
-------------------------------                   ---------------------
(State or other jurisdiction of                   (IRS Employer ID No.)
Incorporation or organization)

                      1330 Marsh Landing Parkway, Suite 106
                           Jacksonville, Florida 32250
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (904) 543-1001
                           ---------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO
                                  ---        ---

As of February 20, 2001, 78,148,172 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

                              YES         NO  X
                                  ---        ---

                                                                                                                Page
PART I.  FINANCIAL INFORMATION...................................................................................3

       ITEM 1     FINANCIAL STATEMENTS...........................................................................3

                  Consolidated Condensed Balance Sheets at
                  December 31, 2000 (Unaudited) and March 31, 2000...............................................3

                  Consolidated Condensed Statements of Operations for the
                  Three Months ended December 31, 2000 and 1999 (Unaudited)......................................4

                  Consolidated Condensed Statements of Operations for the
                  Nine Months ended December 31, 2000 and 1999 (Unaudited).......................................5

                  Consolidated Condensed Statements of Cash Flow for the
                  Nine Months ended December 31, 2000 and 1999 (Unaudited).......................................6

                  Notes to Consolidated Condensed Financial Statements
                  at December 31, 2000 (Unaudited)...............................................................7

       ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...........................................................16

PART II. OTHER INFORMATION......................................................................................22

       ITEM 1.    LEGAL PROCEEDINGS.............................................................................22

       ITEM 2.    CHANGES IN SECURITIES.........................................................................23

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................................................23

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................23

       ITEM 5.    OTHER INFORMATION.............................................................................23

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................................................23

       SIGNATURES ..............................................................................................24

       EXHIBIT 27 FINANCIAL DATA SCHEDULE.......................................................................25


                                  E-MEDSOFT.COM

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 December 31, 2000   March 31, 2000
                                                                    (Unaudited)
                                                                 -----------------   --------------
ASSETS
Current Assets:
    Cash & cash equivalents                                      $   7,021,931       $  59,860,827
    Restricted cash                                                  8,100,253                  --
    Accounts receivable, net                                        18,918,897          17,261,883
    Accounts receivable from affiliates, net                         7,006,880             555,499
    Other receivables                                                4,019,880           2,111,310
    Inventory                                                        7,507,390           1,106,960
    Tax benefit                                                      1,569,096                  --
    Other current assets                                             1,757,996           1,559,956
                                                                 -------------       -------------
                                                                    55,902,323          82,456,435
Long-Term Assets:
    Property and equipment, net                                      9,179,141           2,603,302
    Goodwill, net                                                   94,287,160          37,867,333
    Investments                                                     27,035,000          26,285,000
    Technology license fee                                           2,800,000           2,800,000
    Deferred software costs                                         14,921,105           8,640,202
    Distribution channel, net                                       34,877,566          36,100,000
    Deferred contract, net                                          67,489,995          67,462,914
    Other assets                                                     6,118,183             881,467
                                                                 -------------       -------------
                                                                   256,708,150         182,640,218
                                                                 -------------       -------------
TOTAL ASSETS                                                     $ 312,610,473       $ 265,096,653
                                                                 =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Line of credit                                               $   7,911,620       $     807,180
    Accounts payable                                                26,258,643          21,269,973
    Accrued liabilities                                              6,455,897           4,443,805
    Related party payable                                              737,862                  --
    Other current liabilities                                          433,574             582,191
    Current maturities of long-term debt and capital leases          4,132,551             942,981
                                                                 -------------       -------------
                                                                    45,930,147          28,046,130
                                                                 -------------       -------------
Long-Term Liabilities:
    Capital leases                                                   3,006,196             739,306
    Bridge financing                                                   174,932              67,528
    Other long-term liabilities                                      6,742,497           3,063,700
    Deferred revenue                                                   966,368                  --
                                                                 -------------       -------------
Commitments and Contingencies                                       10,889,993           3,870,534
                                                                 -------------       -------------
Minority Interest                                                   11,262,242           4,176,862
                                                                 -------------       -------------
Stockholders' Equity:
    Common shares                                                       79,953              75,735
    Paid in capital                                                291,375,388         244,495,796
    Stock subscription                                              (5,000,000)         (5,000,000)
    Accumulated deficit                                            (40,621,476)        (10,569,951)
    Accumulated other comprehensive (loss) income                     (368,390)              1,547
    Less treasury shares at cost                                      (937,384)                 --
                                                                 -------------       -------------
                                                                   244,528,091         229,003,127
                                                                 -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 312,610,473       $ 265,096,653
                                                                 =============       =============


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                                  E-MEDSOFT.COM
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                        2000                1999
                                                    ------------       ------------
NET SALES
    Non affiliates                                  $ 31,334,616       $ 12,533,046
    Affiliates                                           920,273            100,000
                                                    ------------       ------------
         Total Net Sales                              32,254,889         12,633,046
                                                    ------------       ------------
COSTS AND EXPENSES:
    Cost of sales                                     25,069,420          9,868,282
    Research and development                             491,781            133,816
    Sales and marketing                                3,215,423          1,592,826
    General and administrative                        12,155,339          2,128,390
    Restructuring costs                                       --                 --
    Non-cash compensation                                157,326            340,152
    Depreciation and amortization                      3,320,036            397,646
                                                    ------------       ------------

         Total Costs and Expenses                     44,409,325         14,461,112
                                                    ------------       ------------

OPERATING LOSS                                       (12,154,436)        (1,828,066)

OTHER INCOME (EXPENSE):
    Interest expense                                    (914,235)          (211,399)
    Interest income                                       97,124                 --
    Other                                                 70,501             (1,458)
                                                    ------------       ------------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY
INCOME AND MINORITY INTEREST                         (12,901,046)        (2,040,923)

EXTRAORDINARY INCOME                                          --                 --
                                                    ------------       ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST       (12,901,046)        (2,040,923)

TAX BENEFIT (EXPENSE)                                    442,810           (157,924)

MINORITY INTEREST, NET OF TAXES                          114,700              8,620
                                                    ------------       ------------

NET LOSS                                            $(12,343,536)      $ (2,190,227)
                                                    ============       ============

BASIC AND DILUTED LOSS PER SHARE                    $      (0.15)      $      (0.04)
                                                    ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   80,144,783         54,689,902


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  E-MEDSOFT.COM
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                         2000                1999
                                                    -------------         -----------
NET SALES
    Non affiliates                                  $  89,748,295         $25,811,493
    Affiliates                                          9,763,517             133,333
                                                    -------------         -----------
         Total Net Sales                               99,511,812          25,944,826
                                                    -------------         -----------
COSTS AND EXPENSES:
    Cost of sales                                      71,401,808          20,276,340
    Research and development                            2,598,483           1,020,378
    Sales and marketing                                 9,947,258           3,240,165
    General and administrative                         35,933,090           5,141,825
    Restructuring costs                                 1,510,012                  --
    Non-cash compensation                                 505,566             593,468
    Depreciation and amortization                       8,895,340           1,104,153
                                                    -------------         -----------
         Total Costs and Expenses                     130,791,557          31,376,329
                                                    -------------         -----------

OPERATING LOSS                                        (31,279,745)         (5,431,503)

OTHER INCOME (EXPENSE):
    Interest expense                                   (1,719,920)         (1,713,766)
    Interest income                                     1,118,280                  --
    Other                                                  15,538               1,439
                                                    -------------         -----------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY
    INCOME AND MINORITY INTEREST                      (31,865,847)         (7,143,830)

EXTRAORDINARY INCOME                                           --             357,152
                                                    -------------         -----------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST        (31,865,847)         (6,786,678)

TAX BENEFIT (EXPENSE)                                   1,555,643             146,875

MINORITY INTEREST, NET OF TAXES                           258,679               8,620
                                                    -------------         -----------
NET (LOSS)                                          $ (30,051,525)        $(6,631,183)
                                                    =============         ===========
BASIC AND DILUTED LOSS PER SHARE                    $       (0.38)        $      (.12)
                                                    =============         ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                    79,764,026          53,202,779

                                 E-MEDSOFT.COM
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                                              2000                 1999
                                                           ------------        ------------
Net Cash Used in Operating Activities                      $(29,488,641)       $ (1,365,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions, net of cash acquired             (3,143,305)            (31,526)
     Capital expenditures                                    (4,667,888)           (247,406)
     Investment in software                                  (5,817,210)         (2,856,944)
     Other Investments                                       (2,936,371)                 --
                                                           ------------        ------------
        Cash Used in Investing Activities                   (16,564,774)         (3,135,876)
                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on bridge loans                                (5,494,827)                 --
     Proceeds from bridge loans                               7,905,000           3,327,714
     Net change to credit facility                                   --            (161,590)
     Repayments of capital lease obligations                   (549,885)           (264,707)
     Funds from equity financing                                     --           7,939,865
     Other                                                     (545,516)                 --
                                                           ------------        ------------
        Cash Provided by Financing Activities                 1,314,772          10,841,282
                                                           ------------        ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (44,738,643)          6,340,398

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD     59,860,827              51,712
                                                           ------------        ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD         $ 15,122,184        $  6,392,110
                                                           ------------        ------------
NON-CASH TRANSACTIONS
     Issuance of restricted stock and warrants for
        acquisitions                                       $ 46,689,747        $  4,468,162
     Issuance of warrants for payment of debt                        --             505,738
     Property and equipment purchased through capitalized
        leases                                                1,834,544             812,594
                                                           ------------        ------------
                                                           $ 48,524,291        $  5,786,494
                                                           ============        ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  E-MEDSOFT.COM
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by e-MedSoft.com (the Company or e-MedSoft.com) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and e-MedSoft believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications in the operations for the periods ended December 31, 1999 have been made to be consistent with current reporting formats. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by e-MedSoft later in the year. These financial statements should be read in conjunction with the March 31, 2000 audited financial statements and the accompanying notes thereto, the Forms 8-K filed by the Company on April 5, 2000, May 5, 2000, June 16, 2000 and August 30, 2000 and the S-1 filed by the Company on July 21, 2000.

     The management of e-MedSoft.com believes that the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position of e-MedSoft.com and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the periods presented.

2.   BUSINESS COMBINATIONS

     PRIOR YEAR ACQUISITION

     In February 2000, e-MedSoft acquired privately held VirTx, Inc. (VirTx), a leading provider of secure collaborative medical networks that are able to support the implementation of multimedia tele-Medicine, telehealth, and telescience collaboration. In connection with the transaction, the Company issued approximately 1.9 million shares of e-MedSoft's common stock to the VirTx shareholders and may issue up to an additional $23 million in shares pursuant to an earn-out arrangement. This transaction has been accounted for as a purchase resulting in approximately $31 million of goodwill. The goodwill determination is preliminary and subject to adjustment. The Company is amortizing the goodwill over a 7 year period, which is managements' best estimate of the future benefit of this acquisition. The following pro forma information for the nine months ended December 31, 1999, gives effect to the acquisition of VirTx as if such transaction had occurred at April 1, 1999 (unaudited and in thousands except per share amounts):

Net sales ................      $ 26,565
Costs and expenses .......        33,671
Amortization of goodwill..         3,912
Net loss .................       (11,017)
Net loss per share .......          (.20)

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


     In June 2000, the Company acquired VidiMedix for assumption of approximately $6.2 million in debt and liabilities. Of this amount, approximately $3.3 million was repaid with approximately 380,000 shares of common stock and warrants to purchase approximately 336,000 shares of common stock at an exercise price of $8.63 per share. In addition, the Company committed to issue up to an additional $6 million in shares of common stock to the VidiMedix shareholders as an earn out payment based on VidiMedix achieving certain sales targets over the next fiscal year. VidiMedix provides network medicine solutions that enable physicians to deliver remote examination, diagnosis, and treatment to patients via secure, private and collaborative interactions using advanced Internet and Web technologies. This acquisition has been accounted for as a purchase. In November, 2000 the Company entered into an agreement with certain of the prior VidiMedix shareholders to issue $3,350,000 in shares of e-MedSoft.com common stock to satisfy the earn out provisions in the purchase agreement. This agreement was amended in February 2001. The number of shares required to be issued is the higher of 1,302,354 or the product of $3,350,000 divided by an average closing price calculated using the first six days of the nine days prior to the effective date of this registration. For example, based on a closing date of January 23, 2001, the shares required to be issued under the average closing price calculation would be 1,468,654 shares. As of December 31, 2000 the Company has reflected the November settlement of $3,350,000 as an addition to goodwill and equity. The Company is required to file an S-1 registering these shares. If the S-1 is not filed by March 7, 2001 or is not effective by April 30, 2001, the Company is required to pay $4 million. The Company also entered into a settlement agreement in February 2001 with those VidiMedix shareholders who were not parties to the November settlement agreement. Under the February settlement agreement the Company is obligated to issue 136,113 shares of common stock. Shares to be issued have been estimated and will be accounted for in the fourth quarter as goodwill and equity. The following pro forma information for the nine months ended December 31, 1999, gives effect to the acquisition of VidiMedix as if such transactions had occurred at April 1, 1999 (unaudited and in thousands except for per share amounts):

Net sales ................      $ 26,920
Costs and expenses .......        20,864
Amortization of goodwill..         1,501
Net loss .................        (9,520)
Net loss per share .......          (.18)

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

                                  Illumea        VidiMedix      Resource
                                  --------       ---------      --------
Purchase Price .............      $ 10,284       $  5,762       $  2,517

Less: Net Equity of Entity..          (363)        (2,561)          (151)
                                  --------       --------       --------
Goodwill ...................      $  9,921       $  8,323       $  2,668
                                  ========       ========       ========


The goodwill determination is preliminary and subject to adjustment. Goodwill resulting from the acquisitions of Illumea and VidiMedix is amortized over a 7-year period. Goodwill resulting from the acquisition of Resource is amortized over a 15-year period. The amortization periods are based on management's best estimate of the future benefit of these acquisitions. December 31, 1999 operating pro forma information for Illumea and Resource is not presented herein as these acquisitions operations were not material to e-MedSoft.com on an individual or aggregate basis.

     OTHER BUSINESS AGREEMENTS

     PRIMERX.COM

     In April 2000, the Company entered into a 30-year management agreement and a preferred provider agreement with PrimeRx.com, Inc. (PrimeRx previously known as PrimeMed Pharmacy Services, Inc.), a pharmacy management services company. PrimeRx offers a variety of managed care pharmacy services that enable its clients to more effectively manage their pharmacy benefits. PrimeRx's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. PrimeRx also operates more than 40 pharmacies across 9 states serving more than 1 million managed care enrollees. The agreement provides for an option to exchange up to 33 percent of PrimeRx stock for 3 million e-MedSoft.com shares. On April 12, 2000, the Company acquired 29 percent of PrimeRx for 2,640,000 shares of the Company's common stock. The agreement gives full control over PrimeRx operations to the Company. Accordingly, the Company has consolidated the operations of PrimeRx for the nine month period ended December 31, 2000 and has included 100 percent of its losses as e-MedSoft.com is responsible for funding PrimeRx's operations (see Note 10 "Contingencies and Legal Matters). The Company has reflected its 29 percent investment and the negative equity at acquisition date as goodwill of approximately $35 million. The goodwill will be amortized over the management contract term of 30 years. The following pro forma information for the nine months ended December 31, 1999, gives effect to the consolidation of PrimeRx as if such transaction had occurred at April 1, 1999 (unaudited in thousands except per share amount):

Net sales ................      $ 61,657
Costs and expenses........        68,540
Amortization of goodwill..         1,623
Net loss .................        (8,506)
Net loss per share .......          (.15)

     NCFE

     In September 2000, the Company amended its Preferred Provider Agreement with NCFE. The amendment included certain clarifications of the original agreement and extended the term of the agreement from a 7-year term with a 5-year option to a 21-year term. The Company obtained access to NCFE customers on July 28, 2000. Accordingly, during the 9 month period ended December 31, 2000 the Company recorded amortization on the distribution channel for the month of August 2000 using an estimated useful life of 7 years and recorded amortization for the months of September through December 2000 using an estimated useful life of 15 years. The Company will begin to amortize the deferred contract costs when NCFE is able to accept and process financing applications through its master portal which the Company believes will be completed by the end of the last quarter of fiscal 2001. The Company is currently in the process of performing a study to determine its estimated useful life.

3.   DEFERRED SOFTWARE DEVELOPMENT COSTS

     During the nine months ended December 31, 2000 and 1999, the Company incurred approximately $8.4 million and $2.2 million in development costs, respectively. In accordance with SOP 98-1 and FASB 86 the Company capitalized approximately $5.8 million and $857 thousand of these costs during the nine months ended December 31, 2000 and 1999, respectively. Such deferred costs along with acquired software costs will be amortized over a 3 to 5 year life once the related products are in service or available for sale. For the nine months ended December 31, 2000, the Company has amortized $67 thousand of these costs.

4.   RESTRUCTURING COSTS

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

     PRIMERX.COM.

     The Company identified 13 owned or managed pharmacies to be closed, one management contract to be terminated and three division activities to be exited or substantially reduced. In addition, the Company relocated PrimeRx's executive operations and finance functions to its corporate headquarters. Most of these activities and related costs were in existence prior to the consummation date of the PrimeRx transaction. Restructuring costs to exit these activities of approximately $2.3 million were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This accrual includes employee termination and relocation costs, facility lease termination and commitment costs as well as any resulting impairment of asset writedowns. For the nine month period ended December 31, 2000, approximately $1.4 million has been incurred from the transaction date and charged off against this liability. The exit costs of activities that were not in existence prior to the consummation date have been expensed or accrued for in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") have been reflected under "Restructuring Costs". For the nine months ended December 31, 2000, approximately $861 thousand has been expensed. The accrual for these costs at December 31, 2000 was approximately $800 thousand for costs under EITF 95-3 and $112 thousand for costs under EITF 94-3 and are included in accrued liabilities in the accompanying consolidated condensed balance sheets.

     VIDIMEDIX

     The Company determined that certain offices and functions of the VidiMedix operations should be consolidated within its corporate headquarters. These activities and related costs were in existence prior to the consummation date of the VidiMedix acquisition. Restructuring costs to close these offices of approximately $566 thousand were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF 95-3. This accrual includes employee termination costs, facility lease termination and commitment costs as well as any resulting impairment of asset writedowns. For the nine month period ended December 31, 2000, approximately $206 thousand has been incurred from the transaction date and charged off against this liability.

     E-MEDSOFT.COM

     The Company defined and began to implement a plan to reduce staff and consolidate certain financial and operational functions. The restructuring costs to implement these plans were determined and accrued. The accrual of approximately $650 thousand is reflected under Restructuring Costs in accordance with EITF 94-3 and includes employee termination costs, facility lease termination and commitment costs as well as any resulting asset impairment write downs. Under this plan approximately 45 employees have been involuntarily terminated and one office has been identified for closure. For the nine month period ended December 31, 2000, approximately $206 thousand has been incurred and charged off against this liability.

5.   LINE OF CREDIT

     During the second quarter, the Company obtained a secured bank line of credit for $8 million with a term of one year expiring on October 1, 2001. The Company has the choice of selecting its rate of interest; such rate will be at the Bank's Prime Rate or the optional rate at LIBOR plus 2 percent. The line of credit is secured by a certificate of deposit in the amount of $8.1 million. At December 31, 2000, the Company had drawn down the total amount of the line for working capital purposes. This bank line was fully repaid and terminated in January 2001.

6.   WARRANTS AND STOCK OPTIONS

     During the nine months ended December 31, 2000, the Company granted 2,308,730 options to its employees and 100,000 options to its non-employee directors to purchase shares of the Company's stock at prices ranging from $1.50 to $9.31. These options were granted in accordance with the Company's stock option plan with exercise prices based on the market price of the Company's stock at time of grant. In addition, during the nine months approximately 82,000 options were exercised and 717,071 were terminated.

7.   BASIC AND FULLY DILUTED LOSS PER SHARE

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

     A summary of the shares used to compute net loss per share is as follows (in thousands):

                                                        12/31/00                 12/31/99
                                                    ------------------      ------------------
                                                    3 mo.        9 mo.      3 mo.        9 mo.
Weighted average common shares used to compute
    basic net loss per share                        80,145      79,764      54,690      53,203
Effect of dilutive securities                           --          --          --          --
                                                    ------      ------      ------      ------
Weighted average common shares used to compute
    diluted net loss per share                      80,145      79,764      54,690      53,203
                                                    ======      ======      ======      ======

     As of December 31, 2000 and 1999, options and warrants to purchase 7,385,826 and 6,046,929 shares of common stock were outstanding, respectively. These common stock equivalents were excluded from the computation of diluted loss per share for the three and six months ended December 31, 2000 and 1999 as such options and warrants were anti-dilutive.

8.   STOCK BUY BACK PROGRAM

     On July 31, 2000, the Company's Board of Directors approved the repurchase on the open market of up to 2 million shares of its common stock over the next eighteen months. During the quarter ended September 30, 2000, the Company repurchased 186,500 shares of its common stock for an aggregate purchase price of $937,383. No repurchases were made in the quarter ended December 31, 2000. The shares repurchased are recorded as treasury stock and result in a reduction to stockholders' equity.

9.   SEGMENT INFORMATION

     e-MedSoft.com derives its net sales from three operating segments: (1) transaction and information services, primarily healthcare, delivered over the Internet, private intranets or other networks and consulting contracts related to these service, (2) the sale and installation of hardware and software products and (3) pharmacy services.

     The accounting policies of the segments are the same as those for financial reporting purposes and the Company evaluates performance based on operating earnings of the respective business segments.

     The Company's financial information by business segment are summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments, including assets relating to goodwill and certain other intangibles and the amortization of such assets (in thousands):

                                      Internet     Product   Pharmacy       Other         Total
                                      --------     -------   --------       -----         -----
Nine Months December 31, 2000
Net Sales                              $12,045     $28,528    $58,939      $    --       $ 99,512
Operating (Loss)                        (7,560)     (2,984)    (4,313)      (7,527)       (22,384)
Depreciation and Amortization              739         538        994        6,624          8,895
Total Assets at 12/31/00                43,045      14,583     22,957       23,026        312,610
Capital Expenditures                     1,978       2,140        250          300          4,668

Nine Months December 31, 1999
Net Sales                              $   324     $25,621         --           --       $25,945
Operating Income (Loss)                     43       1,542         --       (5,912)       (4,327)
Depreciation and Amortization               18         422         --          664         1,104
Total Assets at 12/31/99                12,252      11,378         --        9,065        32,695
Capital Expenditures                        48         199         --           --           247

     The Company's net sales from external customers, operating loss and depreciation and amortization for the nine month periods ended December 31, 2000 and 1999 and the long-lived assets at December 31, 2000 and 1999, classified by geographic area, are summarized as follows (in thousands):

                                    United         United
                                    States         Kingdom       Australia        Total
                                   --------       --------       ---------      --------
Nine Months December 31, 2000
Net Sales                          $ 70,523       $ 28,687       $    302       $ 99,512
Operating (Loss)                    (17,340)        (4,259)          (785)       (22,384)
Depreciation and Amortization         8,275            611              9          8,895
Long-Lived Assets at 12/31/00       252,487          3,317            904        256,708

Nine Months December 31, 1999
Net Sales                          $    183       $ 25,762       $     --       $ 25,945
Operating (Loss)                     (4,811)           483             --         (4,327)
Depreciation and Amortization           625            480             --          1,104
Long-Lived Assets at 12/31/99        14,961          1,774             --         16,735

     The Company's U.K. subsidiary, e-Net, had one customer whose sales, on an individual basis, represented over 5 percent of e-Net's net sales for an aggregate of 15 percent for the nine month period ended December 31, 2000. e-MedSoft.com's U.S. operations, excluding pharmacy services, had two customers whose sales, on an individual basis, represented over 5 percent of e-MedSoft.com's net sales for an aggregate of 85.8 percent for the nine month period ended December 31, 2000.

10.  CONTINGENCIES AND LEGAL MATTERS

     The Company has national and international operations, which, occasionally, result in litigation that the Company views as immaterial and arising in the ordinary course of business. Because of the significant value of the Company's technologies, it may occasionally be appropriate for the Company to initiate litigation of its own to protect those technologies. Whether brought by the Company or defended against by the Company, the litigation is often immaterial. The Company believes that none of the pending litigation will have a material adverse impact on its consolidated financial condition.

     EMED TECHNOLOGIES

     A dispute exists between Emed Technologies, a company which sends radiographic images over the internet, and e-Medsoft.com regarding the use of the prefix EMed as a descriptor of services. e-Medsoft.com filed a legal action in U.S. District Court against EMed Technologies asserting E-Med Technologies is infringing on the e-MedSoft.com trademark. This action was filed on June 8, 2000, and accordingly, no substantive actions have been taken and no legal determinations regarding this action have been made. Emed Technologies, however, did make a motion to transfer venue outside of the California District Court. This motion has been rejected. E-Med has filed a cross-claim against e-Medsoft.com claiming it is the infringing party. e-MedSoft.com has already curtailed its use of the E-Med descriptor, and, accordingly, the lawsuit does not appear to implicate import commercial concerns of e-MedSoft.com. Formal discovery has only just commenced, and no discovery has been provided by either party regarding the scope of any alleged monetary damages.

     SUTRO NASD ARBITRATION

     A dispute between Sutro & Co., and e-MedSoft.com is currently being arbitrated before the National Association of Securities Dealers. e-MedSoft.com made the claim in its counter-claim that Sutro committed fraud, breach of fiduciary duty, negligent misrepresentation, professional negligence, and breach of contract arising from Sutro's activities as an investment banker for the Company. e-MedSoft.com seeks compensatory damages and injunctive relief. Sutro & Co. initiated the dispute with a claim for compensatory and punitive damages and declaratory and injunctive relief arising from e-MedSoft.com's alleged unjustified refusal to (1) honor warrants it issued to Sutro to purchase shares of e-MedSoft.com's common stock; (2) register all of Sutro's e-MedSoft.com's common stock and warrants as allegedly required by the parties' Registration Rights Agreement; (3) provide Sutro with its shareholder voting rights consistent with the shares it acquired by exercise of the warrants, and (4) pay $150,000 plus expenses for certain investment banking services allegedly rendered by Sutro to e-MedSoft.com. This dispute is in the discovery stage. There have been no hearings or determinations on the merits. No date has been set for the formal adjudication.

     ICON CAPITAL V. E-MEDSOFT.COM

     Icon has sued e-MedSoft.com, and many others, in Los Angeles Superior Court, for damages arising from alleged breaches of fiduciary duty allegedly owed to a majority shareholder of Sanga International, Inc., a corporation currently in bankruptcy. The action has been answered. This matter has been vigorously contested, and e-MedSoft.com has rejected an early settlement offer made by plaintiff. e-MedSoft.com has been advised that it has strong substantive and procedural defenses. The matter is in an early phase of litigation, i.e., except for one aborted deposition, no discovery has taken place and no motions for summary judgment have been made. Recently, this matter was removed to United States Bankruptcy Court on a claim that the action is in effect a derivative action improperly made on behalf of Sanga International, a bankruptcy debtor. The bankruptcy court has deferred to the state court to decide, as a factual matter, if the claim is derivative. Currently, there are a number of discovery disputes regarding the parties, respective disclosure obligations.

     PRIMERX.COM

     Since April 2000, we have consolidated the results of operations of PrimeRx.com with ours. Among other factors, this consolidation is based upon a 30 year exclusive management contract with PrimeRx and our ownership of approximately 29% of PrimeRx. Our ownership interest was obtained effective as of April 12, 2000, pursuant to the exercise of an option to exchange shares of our common stock for shares of PrimeRx common stock held by the principal stockholders of PrimeRx, consisting of Dr. Prem Reddy and a related trust. Notwithstanding the principal stockholders' exercise and delivery of their option to acquire our stock in exchange for PrimeRx stock, their participation in a prior registration of a portion of those shares, and other actions consistent with the arrangement, following a significant decline in the price of our common stock they claimed, among other allegations, that they were misled as to the tax consequences of their exercise of the options. They made this claim although they admit at the time they were represented by separate and qualified tax counsel. We believe their allegations are without merit, have denied them, and over several months have attempted to address their issues.

     On December 13, 2000, the principal stockholders filed a complaint against us and other parties in connection with the stock option agreement and exchange of shares for fraud, negligent representation, breach of oral contract, promissory estoppel, declaratory relief and breach of fiduciary duty in the Superior Court of the State of California for the County of Los Angeles (Central District), entitled Prime A Investments, LLC and Dr. Prem Reddy vs. E-MedSoft.com, et. al (Case No. BC241745). This complaint was dismissed without prejudice on December 15, 2000. In the event these PrimeRx stockholders refile their complaint or otherwise pursue their claims against us, we plan to vigorously defend our position. We are also investigating whether we may have valid claims against Dr. Reddy.

     We and other shareholders of PrimeRx believe that our ownership interest in PrimeRx was legally and validly acquired and we are the owners of the shares we purport to own in PrimeRx. However, if this or a similar complaint is filed against us, and if a court ultimately finds in their favor, we could experience adverse consequences if we were to deconsolidate PrimeRx from our financial statements, including a write-off of goodwill recorded at the time of our acquisition of our ownership interest in PrimeRx, which was $33.9 million at December 31, 2000, a possible charge to earnings for the establishment of a reserve against amounts we have advanced to PrimeRx under our management agreement, which amounted to $13.1 million as of December 31, 2000, and a reduction in our revenues attributable to our pharmacy services, which amounted to $53.7 million for the nine month period ended December 31, 2000 or additional monetary damages.

     VIDIMEDIX CONTINGENCY

     In November 2000 the Company settled a legal dispute with certain of the prior shareholders of VidiMedix. This agreement was amended in February 2001. Accordingly, the Company entered into an agreement with such VidiMedix shareholders to issue $3,350,000 in shares of its common stock to satisfy the earn out provisions in the VidiMedix purchase agreement. The number of shares required to be issued is the higher of 1,302,354 or the product of $3,350,000 divided by an average closing price calculated using the first six days of the nine days prior to the effective date of this registration. For example, based on a closing date of January 23, 2001, the shares required to be issued under the average closing price calculation would be 1,468,547 shares. This issuance of additional shares will be accounted for in the third quarter of 2001 as an addition to goodwill. These shares are "restricted securities" as defined for purposes of the Securities Act of 1933. If registration of these shares is not filed by March 7, 2001 or effective by April 30, 2001, we will be required at the option of the prior VidiMedix shareholders to (1) issue the shares calculated in the default provision or (2) pay these VidiMedix shareholders $4,000,000 in cash. In February 2001 the Company settled a dispute with those VidiMedix shareholders who were not parties to the November settlement agreement. Under this agreement the Company is obligated to issue 136,113 shares of common stock.

     QUANTUM DIGITAL CONTINGENCY

     In March 2000, we entered into an acquisition and joint venture agreement with Quantum Digital Solutions Corporation ("Quantum Digital") and acquired an exclusive 10-year license for application of their security encryption and data scrambling technology. We intend to embed the security technology into all of our application services and will seek to develop a separate subsidiary ("Securus") that will focus on selling security solutions to the health care industry. In return for the license, Quantum Digital will receive 25 percent of Securus profits, plus warrants to purchase up to 25 percent of Securus equity at $0.01 per share in the event of a sale of any Securus equity securities. Pursuant to the agreement, we issued to Quantum Digital approximately 1.4 million shares of our common stock for the right to purchase up to 15 percent of the outstanding common stock of Quantum Digital for an aggregate cash purchase price of $15 million, either in a single transaction or in tranches over a period of up to five years. As of December 31, 2000, the Company has exercised two options to purchase 1.5 percent of Quantum Digital's common stock for $1,500,000. The Company has not exercised the options that vested on September 30, 2000 or December 31, 2000. In accordance with the agreement, if the Company does not exercise the options on a timely basis, it will lose the right to exercise the remaining options. The Company and Quantum Digital are currently in the process of finalizing an amendment to the agreement that will extend the timing of exercising the options and the method of payment. At December 31, 2000, the Company has reflected approximately $29.8 million on the balance sheet which represents $25 million for the value of the shares issued to obtain the option to acquire equity in Quantum, $1,500,000 paid upon partial exercise of the option to acquire equity interest and approximately $3.3 million in present value of other commitments made by the Company for the acquisition of the option. The Company made a preliminary analysis of the relative values of the acquired assets and allocated $2.8 million to the value of the technology license and software and $27 million to the value of the equity option. If we fail to reach agreement on the amendment, the Company will lose its right to exercise future options to increase its holdings in Quantum to 15%. This limitation may impair the equity option currently recorded on the balance sheet as an asset and require us to write down such value based on the projected realization of our investment in Quantum Digital.

11.  RELATED PARTY TRANSACTIONS

     During the three months ended June 30, 2000, the Company recorded revenue of $855 thousand from consulting and software services provided to a company related to a director of the Company. During the same period the Company also recorded approximately $5.5 million in revenue from another entity, also related through a member of the board of directors, for project management, infrastructure development, e-business implementation and planning and other consulting services. Approximately 20 percent of these services were provided prior to March 31, 2000 but not recognized into revenues until acceptance by the customer in the first quarter of fiscal 2001. The Company recorded the related party receivables based on its contracts and its best estimate of the amount ultimately to be realized. Company management, in consultation with its legal counsel, believes that the billings are collectible and expects to collect these outstanding receivables over the next six months.

     During the following six months from July 1, 2000 to December 31, 2000, the Company recorded revenue of approximately $3.4 million from these companies for project management, infrastructure development, e-business implementation and other consulting and software services. As of December 31, 2000, the Company had an outstanding balance of approximately $7.0 million due from the two related entities. Subsequent to quarter end, the company collected approximately $100 thousand.

12.  MINORITY INTEREST

     The Company has reflected minority interest relating to its subsidiary in Australia and its management contract with PrimeRx of approximately $4.0 million and 7.2 million, respectively. The PrimeRx minority interest represents the right of 735,144 Series A preferred shareholders in PrimeRx. This series A preferred stock has a $10 per share liquidation preference on the net assets of PrimeRx (as adjusted) upon a change in control and is otherwise redeemable at the option of the preferred shareholders by 2005. The Australia subsidiary minority interest represents the rights of shareholders of the Australia subsidiary held through the Australian stock exchange.

13.  TAXES

     The Company's subsidiary in the U.K. has reflected a tax benefit of approximately $443 thousand and $1.6 million for the three and nine months ended December 31, 2000. Based on the subsidiary's historical earnings and current year losses, it is expected that the tax benefit will be realized in this fiscal year.

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Report that relate to management's expectations, intentions or beliefs concerning future plans, expectations, events and performance are "forward-looking" within the meaning of the federal securities laws. These forward-looking statements include assumptions, beliefs and opinions relating to the Company's business and growth strategy based upon management's interpretation and analysis of its own contractual and legal rights, of management's ability to satisfy industry and consumer needs with its technologies, of healthcare industry trends, and of management's ability to successfully develop, implement, market and/or sell its network transaction processing services, software programs, clinical and financial transaction services, and e-commerce systems to its clientele. Management's forward-looking statements further assume that the Company will be able to successfully develop and execute on its strategic relationships. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of the Company's products, changing technology, competition in the health-care market, government regulation of health care, the Company's limited operating history, general economic conditions, availability of capital and other factors

     OVERVIEW

     We began operations with the acquisition of the Internet-based health care management system on January 7, 1999 and the subsequent acquisition of e-Net on March 19, 1999. During the fiscal year ended March 31, 2000 and the first three quarters of 2001, we have continued the development, upgrading, testing, and implementation of our health care management system. In addition, in accordance with our strategy to develop or acquire additional technologies, during fiscal 2000 we acquired managed care computer technology to service a network of over 2,500 physicians and a multimedia company to provide various telemedicine technologies. During the first quarter of 2001 we have expanded our multimedia technology with two additional acquisitions. During fiscal 2000 we entered into several contracts and strategic partnerships to implement and roll out various Internet-based health care management systems and to provide other products including "e-financing" distribution networks. During the current fiscal year we entered into a 30-year management agreement and preferred provider agreement with a pharmacy management services company, further expanding our outreach to the healthcare community. In addition we have focused on our Company's structure and have approved a restructuring plan which we are currently implementing.

     RESULTS OF OPERATIONS

     The results of operations presented herein reflect our and our subsidiaries' consolidated net sales and expenses. The financial statements included herein present the unaudited financial statements for the three and nine months ended December 31, 2000 and 1999. In addition, we have included in the comparisons below the unaudited pro forma financial information for the three and nine months ended December 31, 1999 to include the acquisition of VirTx and VidiMedix and the consolidation of PrimeRx as if these transactions occurred on April 1, 1999. Other business acquired in the first quarter of 2001 are not included in the pro forma financial information herein as their operating results for the three and nine month periods ended December 31, 1999 were not material.

     Information presented in the table below is unaudited (in thousands):

                                                    A C T U A L                                 Proforma
                                 -----------------------------------------------------     --------------------
                                         12/31/00                      12/31/99                 12/31/99
                                 -----------------------        ----------------------     --------------------
                                  3 months      9 months        3 months      9 months     3 months    9 months
                                 ---------      --------        --------      --------     --------    --------
Net sales                        $ 32,255       $ 99,512        $12,633       $25,945       $28,180    $ 63,252
    Costs and expenses:
    Cost of sales                  25,069         71,402          9,868        20,276        21,212      47,911
    Research and development          492          2,598            134         1,020           331       2,337
    Sales and marketing             3,215          9,947          1,593         3,240         3,693       7,420
    General and administrative     12,155         35,933          2,128         5,142         5,403      12,540
    Restructuring costs                --          1,510             --            --            --          --
    Non-cash compensation             157            506            340           594           340         593
    Depreciation and
    amortization                    3,320          8,895            398         1,104         2,356       6,745
                                 --------       --------        -------       -------       -------    --------
                                   44,409        130,792         14,461        31,376        33,335      77,546
                                 --------       --------        -------       -------       -------    --------
Operating loss                    (12,154)       (31,280)        (1,828)       (5,432)       (5,155)    (14,294)
Net loss                         $(12,344)      $(30,052)       $(2,190)      $(6,631)      $(5,646)   $(15,747)

     NET SALES

     Net sales for the three and nine months ended December 31, 2000 increased 155% and 284% as compared to December 31, 1999 reported sales and increased 14% and 57% compared to 1999 pro forma sales. The increase in reported net sales for December 31, 2000 was approximately $19.6 million and $73.6 million for the three and nine month period compared to actual results for the like periods ended December 31, 1999. The current period net sales increased $4.1 million and $36.3 million compared to pro forma results for the comparative periods ended December 31,1999, respectively.

     The increase in reported revenues for the nine months resulted from the inclusion of $58.9 million in sales from our pharmacy services, $2.9 million increased revenues from our U.K. subsidiary and $11.7 million from U.S. Internet services and related consulting. The increase in reported net sales for the current quarter compared to the same quarter in 1999 resulted from inclusion of $21.4 million in pharmacy sales, increased U.S. Internet sales of $858 thousand offset by a decrease in the U.K. net sales of $2.6 million. Essentially all sales generated by the U.K. were from the sale, service, and installation of computer systems. The growth in these sales over the past nine months is a direct result of our penetration into the market through strategic alliances with Sun Microsystems, Cisco, and Oracle and the focus on business-to-business e-business solutions and the ability to leverage infrastructure alongside the e-commerce software and services. During the quarter ended December 31, 2000, the U.K. net sales decreased as a result of the division not being able to meet equipment and delivery schedules as well as from several other factors. The slump in the technology market has caused a slow down in the growth of .com business due to lack of available investment funds as well delaying U.K. businesses decisions to purchase e-Net's esparto solutions. In addition, Oracle has shifted its attention away from the traditional reseller model and are now putting their energies into promoting Oracle ASP facilities that compete with our software market. Although these challenges are facing the U.K. operations, management has and will continue to develop other markets for its products and services. Sales from the U.S. operations were mainly through services provided to our strategic partners with which we have entered into contracts or agreements. These companies are considered related parties since certain officers of these entities are members of the Company's Board of Directors.

     COSTS AND EXPENSES

     COST OF SALES

     Cost of sales (excluding depreciation and amortization) for the three and nine month period ended December 31, 2000 consist of the cost of providing hardware and software, the cost of pharmaceuticals sold through our pharmacy services and the cost of providing our internet healthcare management system. During the reported period ended December 31, 1999, cost of sales primarily consisted of hardware and software. Cost of sales as a percentage of net sales for the three and nine months ended December 31, 2000 were 77.7 percent and 71.8 percent, respectively, compared to the pro forma periods ended December 31, 1999 of 75.3 percent and 75.7 percent, respectively. The reduction in cost of sales for the nine months is due to the additional sales from internet and related consulting services provided in the current periods, which carry a lower cost of sale component. In addition, a portion of the U.S. sales relating to internet and business consulting services in the first quarter of 2001 were provided by executive management whose compensation is not reflected in the cost of sales. The increase in the percentage of cost of sales in the third quarter for fiscal 2001 is a direct result of the UK lowering its margins in order to compete and close larger corporate sales.

     RESEARCH AND DEVELOPMENT

     Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United Kingdom and in the United States. During the three and nine months ended December 31, 2000 the costs expensed increased by $358 thousand and $1.6 million, respectively, as compared to the prior year. In addition, we have capitalized approximately $5.8 million of development costs for the nine months ended December 31, 2000. Development costs of $857 thousand were capitalized during the nine month period ended December 31, 1999. These development costs were incurred in the United Kingdom for the development of new Internet products and software and in the United States for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. Pro forma research and development costs for the prior year period include costs incurred for the development of multimedia technology. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service or available for sale. For the nine months ended December 31, 2000, $67 thousand of these deferred software costs have been amortized.

     SALES AND MARKETING

     Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States, United Kingdom, Australia, and Europe. Sales and marketing costs for the three and nine month period ended December 31, 2000 increased over the pro forma results for December 31, 1999 by approximately $478 thousand and $2.5 million, respectively. Of the nine month increase in sales and marketing costs approximately $2.4 million was in the United Kingdom as the result of increasing our sales force to implement e-Net's planned market penetration into the Internet market as well as for the sale of hardware and software. The remaining net increase from U.S. operations was as a result of a decrease to the marketing and sales force through our restructuring plan and elimination of redundant positions that were existing at the various acquired businesses, offset by an increase from amortization of our preferred provider agreement with NCFE. Under the preferred provider agreement with NCFE, the Company obtained access to NCFE customers on July 28, 2000. Accordingly, during the nine months ended December 31, 2000 the Company recorded $1.3 million of amortization on the distribution channel and has reflected this cost in sales and marketing. The Company will begin to amortize the deferred contract costs when NCFE is able to accept and process financing applications through its master portal. The sales and marketing costs as a percentage of net sales decreased from 11.7 percent to 10.0 percent when comparing the nine month pro forma 1999 costs to the December 31, 2000 costs. The decrease is due to a change in sales mix resulting from increased sales in pharmacy services and internet related consulting that do not require as much marketing efforts as product sales. In addition, certain consulting fees recognized in the first quarter were for services provided by executive management, whose costs are not included in cost of sales.

     GENERAL AND ADMINISTRATIVE, INCLUDING NON-CASH COMPENSATION

     General and administrative costs mainly consist of salaries, facility costs, and professional fees. Non-cash compensation costs represents compensation paid to employees and consultants through the issuance of shares, warrants, and options. These combined costs increased for the three and nine months ended December 31, 2000 by $6.8 million and $23.3 million over the proforma amounts for December 31,

1999, respectively. The increase for the nine months included $10.6 million related to pharmacy services, $2.1 million related to the U.K. operations and $4.6 million relating to increased operations of our acquired business. The remaining increase of approximately $6.0 million related to costs incurred to 1) expand our U.S. internet operations in accordance with our business plans and infrastructure development 2) broaden our financial and investment market visibility for future financing opportunities for our operations and planned expansion and 3) establish good communication channels with our shareholders. These costs include legal fees, accounting fees, and other professional and consulting fees.

     RESTRUCTURING COSTS

     During the quarter ended September 30, 2000 the Company's Senior Management, who had the appropriate level of authority, completed its defined restructuring plan and began its implementation to integrate new acquisitions and eliminate redundancies within the Company. In line with this restructuring plan certain activities were identified to be discontinued and employees were identified to be involuntarily terminated or relocated. In accordance with generally accepted accounting policies, certain of the restructuring costs related to our acquisitions were accounted as an adjustment to the purchase price and reflected as an increase in goodwill. Other restructuring costs not related to exiting activities of acquisitions that did not exist prior to consummation date have been reflected in expense as restructuring costs. These costs of approximately $1.5 million include $650 thousand for corporate restructuring costs to consolidate functions and eliminate operational redundancies and $861 thousand to exit various activities that do not fit within the Company's business plan. No additional expenses were incurred during the third quarter ended December 31, 2000 that were not previously accrued.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the three and nine month period ended December 31, 2000 includes depreciation of property and equipment of approximately $914 thousand and $2.4 million, respectively and amortization of goodwill of $2.4 million and $6.5 million, respectively. Compared to the reported results in 1999, the increase for the three and nine months are approximately $720 thousand and $1.9 million for depreciation of equipment, respectively, and $2.2 million and $5.9 million for the amortization of goodwill, respectively. During the last quarter of fiscal 2000 and the first quarter of fiscal 2001 we acquired three multimedia companies that resulted in approximately $49 million in goodwill. This goodwill is being amortized over a seven-year period. We also entered into a 30-year management contract with a pharmacy services company and acquired approximately 29 percent of its stock. We are consolidating this company and have, therefore, recorded the investment and negative equity at the acquisition date of approximately $35 million as goodwill. This goodwill is being amortized over a 30-year period consistent with our management contract term. In addition, we acquired a pharmacy services company in the first quarter of this year that resulted in approximately $2.7 million of goodwill. This goodwill is being amortized over a 15-year period. The goodwill recorded in March 1999 for the acquisition of e-Net is being amortized over a ten-year period. The amortization periods are based on managements' best estimate of the useful lives of the businesses acquired.

     OTHER INCOME (EXPENSE)

     Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have decreased in the current period compared to prior year. Interest expense of $914 thousand for the three months ended December 31, 2000 includes $400 thousand as a result of a settlement agreement with a private lender. Interest expense, of approximately $1.7 million for the nine months ended December 31, 1999, included approximately $1.3 million of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. In addition, interest costs include interest expense on our bridge debt and e-Net's credit facility. During our third and fourth quarter of 2000, we raised approximately $63.6 million of net proceeds through the sale of our common stock. As a result of the cash flow, we have recorded interest income for the three and nine months ended December 31, 2000 of approximately $97 thousand and $1.1 million, respectively.

     EXTRAORDINARY GAIN

     The extraordinary gain of approximately $357 thousand in the period ended December 31, 1999 is due to the recognition of the gain associated with the exchange of bridge debt and its related origination fees and interest payable for the issuance of warrants.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception operating costs have been funded through loans from private investors, sale of equity, and a credit facility. As of December 31, 2000, working capital of approximately $10.0 million, including cash of $15.1 million. Cash includes restricted cash of $8.1 million and cash held by foreign operations of $2.7 million. As of December 31, 2000, there was no outstanding balance on the 2 million pound credit facility however, through February 16, 2001 we had drawn down approximately 1.1 million pounds. During the nine month period ended December 31, 2000, cash used in operating activities approximate $29.5 million, primarily due to the net loss from the period of $30.1 million, and by the net change in operating assets and liabilities of $11.0 million partially offset by depreciation and amortization expense of $10.1 million, including amortization of our distribution channel reflected in sales and marketing expense. Cash used for investing activities was approximately $16.6 million, primarily for $5.8 million investment in software development and $10.7 million in capital expenditures, investments and business acquisitions. The $44.7 million use in cash was somewhat higher than expected for the Company's business strategy and plans for acquisitions and their required integration into the Company. This included approximately $13.1 million to fund the pharmacy division's cash flow requirements resulting from the build up in accounts receivable and inventory. Additional investments and capital expenditures were also required to implement the Company's contracts and rollout the healthcare management system.

     On August 12, 2000 the Board of Directors approved the repurchase in the open market of up to 2 million shares of the Company's common stock over the next eighteen months. During the quarter ended September 30, 2000, 186,500 shares were acquired for approximately $937 thousand. No repurchases were made in the current quarter.

     In November, 2000 we settled a legal dispute with Startnest regarding a certain financing transaction that occurred during the third quarter in fiscal 2000. As a result, we paid Startnest $1 million in cash in return for a Promissory Note from them. This note is due in full on September 30, 2003 only if the Company's stock market price is at least $10.00. Due to the contingent nature of this note the $1 million was not recorded as an asset and, therefore, the cash payment was reflected on the books as a reduction to the previous equity funding of $600 thousand and as interest expense of $400 thousand.

     Additionally, in November 2000 the Company settled a legal dispute with certain of the prior shareholders of VidiMedix, and entered into an agreement with such VidiMedix shareholders to issue $3,350,000 in shares of common stock to satisfy the earn out provisions in the VidiMedix purchase agreement. The number of shares required to be issued is the higher of 1,302,354 or the product of $3,350,000 divided by an average closing price calculated using any six days prior to the effective date of this registration. If registration of these shares is not filed by March 7, 2001 or effective by April 30, 2001, e-MedSoft.com will be required to pay VidiMedix shareholders $4,000,000 in cash.

We expect these cash requirements to be funded through a combination of the following:

1. As of December 31, 2000, the Company had approximately $7.0 million in accounts receivable from affiliates and a commitment for $5 million in equity funding. There has been no collections on this affiliated receivable subsequent to December 31, 2000.

2. The Company has obtained written representation from NCFE that it will pay all invoices as of December 31, 2000 for services rendered by e-MedSoft.com to NCFE and its subsidiaries and affiliates over 7 months ended July 31, 2001, and it will pay all invoices generated subsequent to December 31, 2000 in accordance with the terms of existing agreements. NCFE has further represented that it will provide additional funding either in the form of equity or debt financing to support e-MedSoft.com's cash requirements through March 31, 2001. In January 2001 we received an asset-based loan of $1.6 million from NCFE that is secured by certain trade accounts receivables of the Company. In addition, NCFE has also confirmed that they will insure that either the VidiMedix settlement shares are issued to the prior VidiMedix shareholders or NCFE will retain such shares as collateral and remit the cost equivalent of $4.0 million to the prior VidiMedix shareholders.

3. The Company is negotiating the terms of an equity line of up to $50 million with an investor. Whether this equity line will become available is subject to the Company's ability to reach definitive agreement with such investor and if such agreement is reached, the Company's ability to draw on this facility will be subject to various conditions, which may not be met.

e-MedSoft.com believes that current working capital along with current credit facilities, funding commitments and the other sources of additional cash discussed above will be sufficient to support capital and liquidity needs as well as the Company's business plan over the next 12 months provided that:

1. It is successful in bringing pharmacy accounts receivable current and reducing investment in pharmacy inventories,

2.   It receives funds previously committed by our strategic partner,

If the Company is not successful in obtaining the funding or resolving the matters referred to above, and it does not obtain other sources of funding to replace these commitments, it may not be able to fund its operations or support capital needs and business plan beyond April 30, 2001. Accordingly, the Company's auditors may conclude that a report modification for going concern relating to the auditor's report on the March 31, 2001 financial statements may be appropriate.

If e-MedSoft.com decides to enter into any other business ventures presently outside of its current business plan which would require additional cash, it may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements. The Company is actively pursuing opportunities to obtain an additional asset-based line of credit for the pharmacy division as well as obtaining equity funding for its Internet business.

The Company may be unable to raise any additional amounts on reasonable terms, or at all, when needed. If the Company is unable to raise such additional funding, it would have to curtail operations, which in turn would have an adverse effect on the Company's financial position and results of operations and its ability to continue to operate.

                           PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     EMED TECHNOLOGIES:

     A dispute exists between E-MedSoft.com Technologies, a company which sends radiographic images over the internet, and e-Medsoft.com regarding the use of the prefix e-Med as a descriptor of services. e-Medsoft.com filed a legal action in U.S. District Court against E-MedSoft.com Technologies asserting that E-MedSoft.com Technologies is infringing on the e-Medsoft.com trademark. This action was filed on June 8, 2000, and accordingly, no substantive actions have been taken and no legal determinations regarding this action have been made. E-MedSoft.com Technologies, however, did make a motion to transfer venue outside of the California District Court. This motion has been rejected. E-MedSoft.com has filed a cross-claim against e-Medsoft.com claiming it is the infringing party. e-Medsoft.com has curtailed its use of the E-MedSoft.com descriptor, and, accordingly, the lawsuit does not appear to implicate important commercial concerns of e-Medsoft.com. Formal discovery has only just commenced, and, no discovery has been provided by either party regarding the scope of any alleged monetary damages.

     SUTRO NASD ARBITRATION

     A dispute between Sutro & Co, and e-Medsoft.com is currently being arbitrated before the National Association of Securities Dealers. E-MedSoft.com takes the claim in its counter-claim that Sutro committed fraud, breach of fiduciary duty, negligent misrepresentation, professional negligence, and breach of contract arising from Sutro's activities as an investment banker for e-Medsoft.com. e-Medsoft.com seeks compensatory damages and injunctive relief. Sutro & Co. initiated the dispute with a claim for compensatory and punitive damages and declaratory and injunctive relief arising from e-Medsoft.com's alleged unjustified refusal to (1) honor warrants it issued to Sutro to purchase shares of e-Medsoft.com; (2) register all of Sutro's e-Medsoft.com's stock and warrants as allegedly required by the parties' Registration Rights Agreement;
(3) provide Sutro with shareholder voting rights consistent with the shares it acquired upon exercise of the warrants, and (4) pay $150,000 plus expenses for certain investment banking services allegedly rendered by Sutro to e-Medsoft.com. This dispute is in the discovery stage. There have been no hearings or determinations on the merits. No date bas been set for the formal adjudication.

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

                                               e-MedSoft.com

Date:  February 20, 2000                       By: /s/ Margaret A. Harris
                                                   -----------------------------
                                                   Margaret A. Harris, Chief
                                                   Financial Officer and
                                                   Authorized Officer

  EXHIBIT                                        METHOD OF FILING
  -------                                        ----------------

     27    FINANCIAL DATA SCHEDULE               Filed herewith electronically