Form 10-K
period 2001-03-31
E-MEDSOFT COM
filed 2001-08-01
CIK 800181

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: MARCH 31, 2001

                        COMMISSION FILE NUMBER: 0-26567

                                 e-MEDSOFT.com

                NEVADA                                 84-1037630
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

       1300 MARSH LANDING PARKWAY, SUITE 106, JACKSONVILLE, FLORIDA 32250
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (904) 543-1000
                           (ISSUER'S TELEPHONE NUMBER)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

                          COMMON STOCK, $.001 PAR VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 12, 2001, 80,869,590 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $33,179,211.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward looking statements under
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may involve risks and uncertainties. These forward looking statements relate to among other things, our development efforts and business prospects, perceived opportunities in the marketplace, delivery of our products and services, our business strategy, our proposed merger with Chartwell Diversified Services, and our business plan generally. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward looking statements. For a discussion of the factors that might cause such a difference, see "Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

DEVELOPMENT OF OUR COMPANY

     We are a diversified, healthcare solutions company that uses the Internet and Internet technologies in combination with a range of traditional management services to automate or outsource the daily workflow processes of and the exchange of information among physicians, payors, suppliers, providers, and patients. We focus on two core business segments involving three main product lines. Our Internet segment is comprised of Distance Medicine and Medical e-Business products, and our Pharmacy segment is comprised of Pharmacy management and distribution services.

    We incorporated in Nevada on August 25, 1986, in order to evaluate, structure, and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships, or sole proprietorships.

    Software Acquisitions and Licenses

     On January 7, 1999, we acquired from TSI Technologies and Holdings, LLC ("TSI") the rights to a JAVA-based, on-line health care management system in exchange for 41,417,176 restricted shares (post-split) of our common stock. As a result of these transactions, TSI owned approximately 80 percent of our outstanding shares. The merger was considered a reverse acquisition that resulted in a capital reorganization.

     On September 1, 1999, we acquired from University Affiliates IPA ("UA") a managed care computer software technology for approximately $6.5 million. The consideration included a cash payment of $2.0 million with the remaining $4.5 million purchase price paid through the issuance of approximately 1.7 million shares of our common stock. The number of shares issued was based on the terms of the agreement by dividing $4.5 million by the average closing price of our common stock for the 30 day period prior to August 24, 1999, which was $2.597. In addition, we entered into a ten-year contract with UA for exclusive access to UA's network of more than 2,000 physicians. The agreement includes revenue sharing of UA's network and exclusive use of the technology in connection with UA's expansion of its physician network. In addition, we agreed to finance certain costs to further develop the software. We reverse engineered this technology that led to our MedPractice product.

     On March 18, 2000, we acquired an exclusive 10-year license, with an option to extend another 20 years, from Quantum Digital Solutions Corporation, for application of their security encryption and data scrambling technology. We intend to embed this security technology, once fully developed, into our application services and will seek to develop a separate subsidiary called Securus that will focus on selling security solutions to the health care industry. In accordance with the original agreement as amended on February 19, 2001, in return for the license, Quantum Digital will receive 25 percent of Securus profits, plus warrants to purchase up to 25 percent of Securus equity at $0.01 per share in the event of a sale of any Securus equity securities.

     We issued to Quantum Digital approximately 1.4 million shares of our common stock for the right to purchase up to 15 percent of the outstanding common stock of Quantum Digital for an aggregate cash purchase price of $15 million, either in a single transaction or in tranches over a period of up to five years. The issuance of these shares was valued at $25 million based on the market price of our common stock on the closing date of the transaction, March 18, 2000. As of March 31, 2001, we had purchased 1.5 percent of Quantum Digital's common stock for $1.5 million. We will also issue Quantum Digital a 10-year warrant to purchase an additional 1 million shares of our common stock following the introduction of a commercially distributable product using Quantum Digital's technology and receipt of a seat on Quantum Digital's board of directors. In addition Quantum Digital and the Company established a jointly owned technical lab for further development of the encryption technology to fit various markets. As payment for our share of all costs related to the lab joint venture from inception through March 1, 2002, we issued to Quantum 1 million restricted shares of our common stock in March 2001. We recorded the value of these shares based on the market price of e-MedSoft.com stock on the issuance date. At March 31, 2000, we reflected approximately $29.1 million on our balance sheet, which represented $25 million for the value of the shares issued to obtain the option to acquire equity in Quantum, $750 thousand paid upon partial exercise of the option to acquire equity interest and approximately $3.3 million in present value of the lease commitment made by the Company for the acquisition of the option. The Company made a preliminary analysis of the relative values of the acquired assets and allocated $2.8 million to the value of the technology license and software and $26.3 million to the value of the equity option reflected as investment.

     At the end of our fiscal year March 31, 2001, the expected product had not been completed and was still in the testing stage. As a result of this delay and the sudden decrease in market valuations of technology companies, management revised its analysis of its' investment in Quantum. During this analysis we determined that the value of Quantum's common stock was permanently impaired. As a result, we have recorded an asset impairment charge for $27 million in the Consolidated Statement of Operations for the year ended March 31, 2001.

     Acquisitions

    Following the acquisition of our basic management system and software, we expanded our business and operations primarily through acquisition. Our acquisitions have focused on 2 types of companies;

    - early or development stage companies with products that are, or with additional development are anticipated to be, complementary to our business strategy; and

    - more mature companies with current revenues and a base of clients to whom we can sell our Internet based solutions.

    The strategic objective underlying these acquisitions is to have internally generated cash flow from the clients of our revenue producing companies, which is to be used to develop, market and support our software applications until sales of our products become self-sustaining. To date, however, our revenue producing companies have not generated positive cash flow to achieve this goal. While we continue to develop, upgrade, test, and sell our health care management and technology systems, to date we have not been able to market our products at a level sufficient to generate positive cash flow.

     On March 19, 1999, we expanded our business internationally through the acquisition of all of the issued and outstanding stock of e-Net Technology Ltd., a U.K.-based computer sales and services company. e-Net sold computer software and hardware through reseller agreements, and provided consulting services, training, and technical support to a broad range of customers. In June 2001, we announced that e-Net was placed in voluntary receivership. e-Net has comprised approximately 100 percent of our product segment revenue.

     On August 10, 1999 we acquired a 60 percent interest in an Australian company to distribute our products in various territories including Australia and Asia. We paid one Australian dollar for the shares and also entered into a software marketing and license agreement whereby we received $250 thousand and will receive royalty payments in return for an exclusive non-transferable right to use, reproduce and exploit certain of the our software, including the right to grant sublicenses, in the defined territories. In March 2000, this company's outstanding shares were exchanged for the outstanding shares of Capricorn, an inactive Australian company listed on the Australian stock exchange. Capricorn was the surviving company and changed its name to B2B Net Technologies, Ltd. Concurrent with the exchange of shares, B2B completed an Australian public offering of approximately $3.4 million for the funding of working capital. As a result of these transactions, our equity ownership was reduced from 60 percent to 45 percent. A 15 percent shareholder of B2B has issued to us an irrevocable proxy to vote its shares in B2B through March 31, 2002. We have accounted for our investment in B2B under the equity method of accounting.

     On February 29, 2000, we acquired privately held VirTx, Inc., a provider of secure collaborative medical networks that are able to support the implementation of multimedia telemedicine, telehealth, and telescience collaboration. In connection with the transaction, we issued approximately 1.9 million shares of our common stock to the VirTx shareholders and may issue up to an additional $23.0 million in shares pursuant to an earn-out arrangement.

    In May 2000, we acquired Illumea Corporation in exchange for approximately
1.3 million shares of our common stock. Illumea develops and markets Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. The core application, known as MedMicroscopy and formerly FiberPix, enables users to view and interact with a microscope's high fidelity images in real time over the Internet. For example, pathologists from different locations in the world can view and collaborate on the same tissue samples without ever having to travel to the location of the sample.

    In June 2000, we acquired VidiMedix, which provides distance medicine solutions that enable physicians to deliver remote examination, diagnosis, and treatment to patients via secure, private and collaborative interactions using advanced Internet and Web technologies. We acquired VidiMedix in exchange for assuming approximately $6.2 million in debt, payable in approximately 380 thousand shares of common stock, warrants to acquire approximately 336 thousand shares of our common stock at an exercise price of $8.63 per share and approximately $2.9 million in cash. In addition, we committed to issue up to $6.0 million in shares of additional common stock as an earn out payment based on VidiMedix achieving certain sales targets over the next fiscal year. Disputes arose concerning the achievement of the threshold amounts required for issuance of the additional shares under the earn out provision. During the year we entered into settlement agreements with the former VidiMedix shareholders concerning the earn out shares. An additional dispute, resulting in litigation, has arisen between certain of these VidiMedix shareholders and us (see Note 20 to the consolidated financial statements).

     Also in June 2000, we acquired certain assets and liabilities of Resource Healthcare ("Resource"), which provides pharmaceutical and infusion services to long-term care, assisted living, and residential care facilities throughout Nevada. Services offered by Resource include consulting, training, billing, supplies management, and facility systems development. We purchased Resource for approximately $1.5 million in cash and approximately 113 thousand shares of our common stock with a value of $1.00 per share. In addition we committed to issue additional common stock with a value of $500 thousand as an earn out payment based on Resource achieving certain earnings targets over the next fiscal year. The targeted earnings were partially met and we estimate issuance of 12 thousand to 20 thousand additional shares of our common stock per the earn out arrangement.

     Strategic Agreements

     In addition to acquisitions of companies, we also expanded our business through the establishment of strategic relationships. On February 2, 2000, we entered into a seven year Preferred Provider Agreement with National Century Financial Enterprises ("NCFE") to provide its services and software solutions, and to have exclusive marketing access to all of NCFE's clients for the provision of our products. In addition, the agreement provides for a proprietary Master Portal wherein all of NCFE's and our products and services will be marketed and sold to NCFE's and our customers. We will receive fees for its services based on agreed upon fee schedules and negotiated projects fees. We issued 9.5 million shares to NCFE in consideration for NCFE:

     o entering into the agreement,

     o canceling approximately $4.8 million of our debt,

     o providing $1 million of equity financing, and

     o providing an additional $4 million in financing that will convert into equity upon the ability of NCFE to sell $4 million worth of our common stock at a share price in excess of $9.50 per share.

     There is no specific performance required by NCFE to retain the 9.5 million shares other than not breaching the contract. We are also required to file a registration statement covering these shares. The value of the shares issued was approximately $113 million based on the current market price of our common stock on February 2, 2000, the transaction date. This value was allocated as a:

     o reduction of debt,

     o financing receivable reflected in equity,

     o value of NCFE's distribution channel, and

     o an inducement for NCFE to enter into the agreement representing deferred contract cost.

On July 28, 2000, we completed the joint portal to market our products to NCFE clients and other potential clients visiting the web site. To date, we have not generated any sales from the distribution channel. The portion of the portal for NCFE to manage its clients on line was not completed at March 31, 2001. We have not generated any sales as originally anticipated from this deferred contract asset. As a result of these events, coupled with the fact that we do not now believe that original interactive connectivity between NCFE and its clients can be achieved, we have reevaluated these assets to determine the current fair value of such and have reflected an impairment loss to write off the deferred contract asset and reduce the distribution channel asset (see Note 4 to our consolidated financial statements). The remaining value of the distribution channel asset will be amortized on a straight line basis over a seven year period.

     In April 2000, we entered into a 30-year management agreement and a preferred provider agreement with PrimeRx.com, Inc. (previously known as PrimeMed Pharmacy Services Group, Inc.), a pharmacy management services company, further expanding our outreach to the healthcare community. PrimeRx offers a variety of managed care pharmacy services that enable its clients to more effectively manage their pharmacy benefits, and rounds out our strategy of offering a broad product and service offering that can be cross-sold. PrimeRx's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. PrimeRx also operates more than 25 pharmacies across 6 states. The agreement provided for an option to exchange up to 33 percent of PrimeRx stock for 3.0 million e-MedSoft shares. Effective April 12, 2000 the majority shareholders of PrimeRx exercised their option to purchase approximately 2.6 million shares of our stock in exchange for approximately 29 percent of PrimeRx's outstanding shares prior to dilution from outstanding PrimeRx employee options. Based on the management contract and the equity ownership in PrimeRx, we consolidated their operations beginning in fiscal 2001. Our relationship with PrimeRx has been troubled, and we entered into a settlement agreement with the relevant parties in March 2001 to provide for a restructuring of the ownership of PrimeRx and its wholly owned operations in California. This restructuring is conditional upon completion of all the required performances and conditions by both parties detailed in the agreement. The Settlement Agreement includes provision for a new management agreement whereby we will continue to manage the PrimeRx pharmacies located in California and provides for mutual releases between the parties. Completion of the transactions contemplated in this Settlement Agreement is subject to fulfillment of certain conditions. Litigation has arisen between PrimeRx and us.

    Capital Raising Developments

    Private Placements

We raised approximately $63.6 million in net proceeds through the sale of approximately 8.2 million restricted shares of our common stock. Private placements in December 1999 and March 2000 raised $67.1 million of gross proceeds through the sale of approximately 7.6 million restricted shares and warrants to purchase an additional 3.6 million restricted shares of common stock. The warrants carry an exercise price of $4.00 per share. The gross proceeds from these sales were reduced by approximately $5.0 million in private placement commissions and expenses. In addition to the fees received, the private placement agent received warrants to purchase 350 thousand restricted shares of e-MedSoft's stock at $5.00 per share and warrants to purchase 1.3 million restricted shares of e-MedSoft stock at $.01 per share. TSI has agreed to contribute 1.3 million restricted shares of the Company's stock for the exercise of the 1.3 million warrants. In return for TSI contributing the 1.3 million restricted shares the Company agreed to issue TSI 500 thousand warrants at the market price on grant date. The warrant was valued using the Black Scholes model and reflected as a cost of the private placement in the equity section. We had previously issued warrants to the private placement agent in May, 1999 to purchase 5.2 million shares of our common stock at various exercise prices. These warrants were subsequently canceled. We are currently in litigation with the placement agent regarding these warrants and other matters related to the private placements.

     Equity Line

     On February 20, 2001, we entered into a Common Stock Purchase Agreement and Registration Rights Agreement with Hoskin International Ltd., a British Virgin Islands corporation, for the future issuance and purchase of shares of our common stock. This common stock purchase establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

     In general, the equity drawdown facility operates as follows: the investor, Hoskin International, has committed to provide us up to $50.0 million as we request it over a 36-month period, in return for common stock we issue to Hoskin International. Once every 25 trading days, we may request a draw. The amount that we can drawdown upon each request must be at least $250 thousand. The maximum amount we can actually drawdown for each request is also limited to 8 percent of the weighted average price of our common stock for the sixty days prior to the date of our request multiplied by the total trading volume of our common stock for the sixty days prior to our request. We are under no obligation to request a draw for any period.

     The per share dollar amount that Hoskin International pays for our common stock for each drawdown includes a 7.5 percent discount to the average daily market price of our common stock. Such discount can be reduced to a minimum of
5.5 percent based on predetermined increases to our average market capitalization. We will receive the amount of the drawdown less an escrow agent fee of $1 thousand and a placement fee equal to 7.5 percent of the first $25.0 million and 7.25 percent of the next $25.0 million of gross proceeds payable to the placement agent, Cappello Capital Corp., which introduced Hoskin to us. The actual amount to be paid to Cappello Capital in connection with its cash fee at each drawdown will be reduced by retainer fees paid to Cappello Capital and, pro-rata over the $50.0 million in drawdowns, by a fee of 1 percent of the equity line amount of $50.0 million or $500 thousand, payable to Cappello Capital during the sixty days following February 20, 2001.

     The common stock purchase agreement does not permit us to drawdown funds if the issuance of shares of common stock to Hoskin pursuant to the drawdown would result in Hoskin owning more than 9.9 percent of our outstanding common stock on the drawdown exercise date.

     Cappello Capital is not obligated to purchase any of our shares, but as an additional placement fee, we have issued to Cappello Capital a stock purchase warrant to purchase 3.0 million shares of our common stock at an exercise price per share equal to 150 percent of the lesser of either $1.5967 or such lower purchase price as Hoskin subsequently purchases the shares of our common stock pursuant to any drawdown under the equity line. The warrant issued to Cappello Capital expires on February 20, 2011.

     The ability for the Company to draw down on this facility is dependent on e-MedSoft.com filing a registration statement to register the shares contemplated in the agreement. The Company filed a registration statement on March 13, 2001, however, it is not yet effective. Therefore, we have not utilized or will be able to utilize this facility until such registration becomes effective.

RECENT DEVELOPMENTS

     On May 14, 2001, we announced execution of an Agreement and Plan of Merger and Reorganization with Chartwell Diversified Services, Inc. ("Chartwell"), which agreement was amended and restated in its entirety on June 4, 2001. Pursuant to this Merger, all of the outstanding shares of Chartwell shall be converted solely at our option (i) either into 50.0 million shares of the Company's common stock or $90.0 million in cash and (ii) warrants to purchase
20.0 million shares of the Company's common stock at the exchange ratio specified in the Merger Agreement. The warrants will have a term of five years at an initial exercise price of $4.00 per share. The warrants may be exercised up to 4.0 million shares per year If the merger is completed, we anticipate that NCFE and Chartwell, which have owners in common (See Item 13, Certain Relationships and Related Transactions), will hold up to 40 percent of our common stock.

     Chartwell Diversified Services, Inc., which has been in operation since September 2000, is a privately held company that provides home infusion services, clinical respiratory services, home medical equipment, home health services and specialty pharmacy services throughout the United States. Donald Ayers, a member of e-MedSoft.com's board of directors, is a shareholder in Chartwell Diversified Services, Inc.

     On June 14, 2001, we voluntarily placed e-Net into receivership and appointed a receiver to sell off the re-seller business and eliminate the non-service and non-healthcare portions of e-Net's business. In connection with this event, we eliminated e-Net's results of operations from continuing operations for the periods reported in this report, and have included the results under discontinued operations. In addition we have reclassified the net assets and liabilities of e-Net separately in the consolidated balance sheets as discontinued operations. We have written down the net assets to their estimated net realizable value.

     The Company entered into a Management Services (Loan Out) Agreement (the "Management Agreement") with TegRx Pharmacy Management Co., Inc. ("TegRx"), an affiliate of Chartwell Diversified Services, on March 6, 2001. The Agreement was for a period of ten years and gave TegRx all power and authority necessary to carry out the management of the pharmacy segment of the Company's business. TegRx is to be paid a management fee of the greater of up to $200,000 per month or 40 percent of EBITDA of the pharmacy segment of the previous month.

     On July 16, 2001 we executed a definitive purchase agreement with a non affiliated institutional investor with more than $700.0 million of assets under management, for the sale of $83.0 million of newly issued shares of common stock. Completion of the agreement is subject to several conditions, including the completion of the previously announced merger with Chartwell Diversified Services, Inc., and the post-merger retention of Frank Magliochetti, President of Chartwell, and John Andrews, President of e-MedSoft. Additional material conditions include (a) the Company must be in full compliance with all listing requirements of the American Stock Exchange and the post-merger company -- Med Diversified -- must reach gross revenues of $30.0 million during a 45-day operational span with EBIDTA for that period of at least $100 thousand, (b) the Company must have cash on hand at time of closing of at least $5.0 million, (c) the Company's common stock must reach $4.20 per share after completion of the merger; and (d) the existing equity line with Hoskins International will not have been drawn down by the Company unless the Company has achieved a full year of positive EBIDTA in excess of $35.0 million. The issuance of shares will be priced at 90 percent of the market price on closing date of the sale. If we sold shares at a market price of $4.20 per share we would issue approximately 22.0 million shares of our common stock. Based on the shares outstanding at July 12, 2001 and the shares we would issue on the Chartwell merger, we could have 156.0 million shares of common stock outstanding.

     On July 16, 2001 the Company filed a current report on Form 8-K reporting that it failed to timely file its Form 10-K for the year ended March 31, 2001.

INDUSTRY OVERVIEW

    Increases in health care expenditures have been driven principally by technological advances in the health care industry and by the aging of the population, as older Americans utilize more health care resources on a per capita basis. With the increase in costs, health care systems have migrated toward more managed care reimbursement, including discounted fee-for-service and member capitation fees. Aggregate health care costs are expected to continue to rise.

    The Internet's open architecture, universal accessibility, and growing acceptance make it an increasingly important environment for business-to-business and business-to-consumer interaction. Use of the Internet is rapidly expanding from simple information publishing, messaging, and data gathering to critical business transactions and confidential communications.

    We believe the health care industry's core constituents -- physicians, payors, suppliers, and patients -- will benefit from timely access to patient-specific information and payor content, such as benefit rules and care guidelines, in order to reduce the complexity of administration, increase compliance with benefit plan guidelines, secure appropriate use of health care resources, and improve the quality of patient care.

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

Payors

    Payors, such as health maintenance organizations (commonly referred to as HMOs) and pharmacy benefit managers, are finding less incremental value in the historical levels of managed care. In order to stem the unabated growth in health care costs, managed care plans must do more than automate the administrative and financial processes that govern the provision of services and the payment of claims. While administrative costs account for approximately 15 percent of annual health care expenditures, it is the cost of care itself, approximately 85 percent of annual health care expenditures that primarily drives the growth in health care expenditures. We believe that compliance with benefit plan guidelines that promote more efficient use of health care resources and adherence to best practices will result in cost reductions and improvements in the quality of care. Payors are seeking an efficient channel to communicate their benefit plan rules and care guidelines to physicians at the point-of-care in order to realize savings.

Suppliers

    Pharmacies, clinical laboratories, and other suppliers are being forced to become increasingly efficient in managing their business as managed care organizations have negotiated significant reductions in price and demanded measurable improvements in quality. Pharmacies continue to incur substantial inefficiencies in the process of managing orders with physicians and patients. Physicians have been slow to adopt these systems because they are proprietary in nature and are usually limited to reporting of results. Consequently, clinical laboratories incur unnecessary administrative costs associated with processing and reporting orders and also incur significant losses related to tests for which reimbursement is not authorized.

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

OUR BUSINESS STRATEGY

    Our business strategy is to provide client-driven solutions that, where possible, leverage the Internet and Internet technologies and utilize an ASP or outsourced service model. We have developed, acquired or partnered in order to offer a broad range of products and services to our clients. Our strategy includes the following key elements:

    Capitalize On The Expanding Market For E-Health Services.

    Health care, the largest sector of the U.S. economy, is inefficient, fragmented, and suffers from poor information flow. We believe the Internet is dramatically changing how information flows and is exchanged and how people and organizations interact in the health care sector. The "e-Health" industry generally refers to the application of Internet technologies in the health care sector.

    Leverage Our Expertise In Internet Technology.

    We combine our Internet technology expertise with healthcare domain expertise to create solutions that provide secure transactions and communications among a broad range of health care participants, regardless of their legacy computing platforms. The result is reduced paper-based transactions, reduction of redundant data entry, shortened cycle times, better informed decisions, and a significant decrease in the overall communication inefficiencies created by traditional proprietary systems.

    Continue To Expand Product Functionality And Service Capability.

    On an ongoing basis, we are attempting to identify key functions and supporting data that are critical to particular industry participants or can add significant value to our solutions. We plan to continually offer a competitive suite of products and services by building Internet-based applications and data encompassing the identified functionality, by acquiring or partnering with businesses/technologies, and by enabling third-party applications to operate, integrate, and exchange data on our platform. In addition, our solutions are designed to support our customers as their businesses grow and evolve.

    Form Strategic Relationships.

    We are pursuing and forming strategic relationships with leaders in key health care industry segments to enhance our portfolio of applications and services, increase the number of connected users, and provide specialized industry expertise for new applications. In addition, we plan to acquire companies with strategic relationships with leading health care industry participants. We believe this strategy also provides accelerated market awareness and demand for our services through the influence of these partners both directly, through their use and sales efforts, and indirectly, through their relationships with other potential customers.

    Pursue Usage-Based Business Model.

    One of the pricing options we offer for our network-based transaction and information services is fee for service. This pricing model reduces the initial investment required to obtain the benefits of high-end information technology systems, enabling physicians, small organizations, and individuals to gain access to these systems for the first time. By enabling the shift from fixed information technology costs to variable costs and outsourcing much of the information technology requirements, we believe that we will be able to achieve a critical mass of users and also significantly differentiate ourselves from competitors.

    Provide A Diversified "Full Service" Solution.

    We are pursuing a strategy to provide our clients ASP and outsourced solutions by combining traditional Healthcare services with Internet enabled technologies. An example of this strategy is our Pharmacy distribution capability coupled with wireless handheld prescription writing to improve efficiency in the prescription writing and drug fulfillment process. In addition to our products, we offer consulting, application development, systems integration, and network management services to provide complete customer-specific solutions.

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

OUR PRODUCTS AND SERVICES

We provide a range of products and services specifically for the healthcare marketplace. In line with our business strategy, we are attempting to build upon and develop the products and services which make up our solutions in order to provide the most comprehensive and relevant services possible for our clients. The three core product lines of our business are described below:

Pharmacy Services

     We offer full-service, pharmacy services to physician offices, clinics, independent practice associations ("IPA"), physician practice management organizations, managed care health plans, nursing homes, correctional facilities and community health centers. Our solutions encompass management of ambulatory pharmacies, claims verification auditing services, drug utilization evaluation services, physician office dispensing.

     We recognize revenue in this line of business through management fees paid to us for outsourcing pharmacy services, through the sale of pharmaceuticals in our ambulatory pharmacies.

Medical e-Business Services

     Our MedPractice product is designed to increase the efficiency, productivity, and management of physician-based clinics and offices and provide access to practice information. It also extends itself to incorporate managed care services for the IPA, management service organization ("MSO") and the health maintenance organization ("HMO") marketplace. We reduce the need for physicians and their staff to maintain computer servers and upgrade applications, which allows them to concentrate on providing high quality care to their patients. MedPractice is designed to bring automation to the entire cycle of the patient visit from scheduling and registration, through examination and treatment, and ending with the management of claims processing and accounting. This product is normally priced on a monthly subscription basis with additional fees for transactions including claims submission, eligibility checks and electronic patient statements.

     Our MedCredentialing product centralizes the credentialing process for providers and managed care organizations, and is designed to achieve regulatory compliance while minimizing risk. MedCredentialing is designed to provide practitioner's access to files anytime, anywhere and a broad range of functionality such as tracking and reporting. This product is normally priced on a monthly subscription basis with discounts depending on the size of the organization.

     Our MedPocket product is a handheld application that is intended to integrate with the MedPractice product and allow practitioners to electronically access and record patient information through the latest handheld devices. The product is designed to enhance the efficiency of record keeping and patient encounters when the physician is remote from their office. This product is priced on a monthly subscription basis.

     Our MedTranscription product is a secure medical software solution that enhances the efficiency and accuracy of the transcription process. MedTranscription includes a transcription workflow system that is designed to enhance the maintenance and management of medical data, user-defined shortcuts that decrease unnecessary and mistake prone repetition, and a medical spell check program that reduces transcription mistakes.

     Revenues from the NCFE relationship are derived from two separate areas. First, we receive the greater of a per click fee for every unique visitor to the NCFE.com portal, or a minimum flat fee per month as established in the Preferred Provider Agreement. Second, we receive software development and consulting fees from NCFE for custom projects we agree to conduct for NCFE on a monthly basis. Under our original agreement with NCFE, we expected to generate significant revenues from the portal from both a flat fee for every doctor that signed up to the portal and through receiving a percentage of the accounts receivable under management from clients transacting business over the portal. In the process of developing the requirements to enable these revenue streams we learned the business processes that NCFE was planning to automate posed a much more difficult task than originally contemplated. Further, we discovered that without full automation of its back-end and paper-based processes (now considered an almost impossible task), NCFE would not be able to effectively serve the smaller group medical practices for which the NCFE.com portal was originally intended. Based upon our market research with NCFE, we found that the adoption rate for these types of services in the smaller group medical practice market was going to be significantly lower than planned. As a result, we abandoned these development initiatives and are focusing our efforts in other areas, including projects that will support our intended merger with Chartwell.

      The last suite of products within our Medical e-Business Services line are the MedCommerce products. These products are designed to enable buyers and sellers in the health care industry to eliminate the inefficiencies of the traditional supply chain and provide substantial benefits by reducing order processing and tracking costs and improving the utilization of data relating to products, services, transactions and market trends.

     We believe our MedConnect solution is a unique e-Commerce architecture developed by e-MedSoft for business-to-business applications in the healthcare market. MedConnect enables application services that can be tailored according to each individual user, breaking down traditional technical barriers inherent in transacting over the Internet. This service offers numerous advantages, including multilingual presentation, easy back office integration and comprehensive personalization.

     Our MedContract software is scheduled for completion in December 2001. It is designed to organize and eliminate the tedious task of managing, distributing, and updating numerous pharmaceutical and supply contracts. The MedContract application is a storage, presentation and pricing tool for any organization managing all facets of Group Purchasing Organization ("GPO") contracts for both Pharmaceuticals and Supplies.

     Our MedProcure product is an application that is designed to provide organization-wide electronic procurement to increase operational efficiency, while decreasing costs. Benefits of the MedProcure product include simplification of procurement process, lower transaction costs, reduction of duplicate and maverick buying, and reduction in stock levels.

     e-MedSoft sells these software products on a traditional software license fee model, where the cost of the software license is paid up front with an ongoing support and annual maintenance fee, and also on a monthly subscription-based pricing model where its more appropriate for our clients.

Distance Medicine Services

    We are a provider of secure, Internet-based distance medicine network solutions. We design and deploy networks that are built on advanced technologies using computing, video-conferencing, and medical peripheral instruments to support a wide array of distance medicine applications. We leverage a combination of in-house developed and best-of-breed communications, collaborative software, robust image capture and manipulation capabilities, and the video technology to create a scalable, supportable, and upgradeable distance medicine network infrastructure. We evaluate and assess new technology, in an effort to maintain a suite of solution components that can be configured to meet the specific, unique requirements of our clients.

     Within our Distance Medicine Services, our MedMicroscopy solution provides Internet-based remote inspection and image sharing solutions based upon proprietary compression and streaming technology. Our core, patent-pending protocol utilizes our technology to deliver diagnostic-grade, high-fidelity video images in real-time over the Internet. The solution enables remote collaboration and sharing of data images in the life sciences, material sciences, and clinical/medical markets.

     Similarly, our MedReach solution allows physicians to create virtual examination rooms and multimedia patient information centers from their workstations through simple, intuitive user interfaces. The recently released Series 2000 version allows integration of real-time information from health information systems providing patients' medical and billing records, physicians' schedules, decision support systems, and outcomes measurements.

     We recognize revenue within the Distance Medicine Services from a combination of selling our proprietary software, third party hardware and other technical instrumentation, and through services revenue, typically flat fee or on an hourly rate, relating to system installation and integrate with our clients existing environment.

     Since the acquisition of our Distance Medicine suite of products, we have been successful in selling our products to clients such as: Pfizer Inc., Aventist Pharmaceuticals, Inc., Scott and White Memorial Hospital, Hawaii Health Systems Corporation, Shriners Hospitals for Children and the US Government Dept. of the Interior.

Professional Services

In addition to the core areas of focus, we also provide the following complementary services:

     Project Management: Our project managers are available to help plan specific e-health projects and assist every step of the way to a successful solution. Our project management team has considerable experience in implementing phased projects to minimize the impact on day-to-day operations.

     Integration: Increasingly customers are looking to integrate their e-healthcare applications with legacy systems. Our integration team can provide system integration solutions, which include hardware, software and consulting services.

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

     Our professional services are used to install, integrate and enhance the sale of our solutions. We charge clients either a flat fee or an hourly billable rate for our services.

SALES AND MARKETING

   Target Markets

     Providers. Our target provider customers include aggregators of individual physicians such as large medical groups, independent practice associations, physician practice management companies, and other large, organized physician entities such as integrated delivery networks. In particular, we seek out provider organizations with a high degree of involvement in managed care, especially providers that are involved in activities such as capitation, which requires them to bear some level of insurance risk for each enrolled patient.

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

SALES AND MARKETING APPROACH

    We have a direct sales staff across our business units that are geographically positioned and a general corporate business development group targeting potential customers in each market segment. In addition, senior management plays an active role in the sales process by cultivating industry contacts. We also market our solutions through the sales and marketing organizations of our strategic partners, participation in industry tradeshows, articles in industry publications, and by leveraging our existing client base and strong network of relationships. We support our sales force with technical personnel who perform demonstrations of our applications and assist clients in determining the proper solution configurations.

     To support our sales forces and our distribution channels, we have an experienced marketing staff that is focused on designing, creating, and executing sophisticated marketing plans to attain our objectives. We continue to focus on building awareness and acceptance of our products through our own resources and distribution channels, and the Internet.

KEY RELATIONSHIPS

     We have entered into key relationships that we believe will enhance our application portfolio, provide important specialized industry expertise, increase our market penetration, and generate revenue. The most significant of these relationships are described below:

     Allscripts is a provider of point-of-care medication management and productivity solutions. We have entered into a five-year Strategic Marketing Agreement and Preferred Vendor relationship with Allscripts, Inc. The partnership designates e-MedSoft as the preferred pharmacy services vendor of Allscripts and also allows for the exploration of integrating Allscripts technology into e-MedSoft's core medical business solutions. In return, we have designated Allscripts as the preferred point of service for prescribing in-office dispensing and routing solution.

     On March 6, 2001 we entered into a Preferred Solution Partner and Master Service Agreement with Superior Consultant Company. Superior provides consulting, outsourcing and e-solutions services to all segments of the healthcare industry. The agreement will see both companies using each other's services. Superior will promote e-MedSoft's products, in particular the Distance Medicine products, and e-MedSoft will use Superior's services in some development and deployment of projects.

     Chartwell Diversified Services Inc., which has been in existence since September 2000, is a related party to NCFE through common ownership, is a privately held company that provides home infusion services, clinical respiratory services, home medical equipment, home health services and specialty pharmacy services throughout the United States. We have been working with Chartwell since December 2000 on various internet-enabling projects and in May 2001 announced our agreement to merge with Chartwell. Chartwell has a number of joint venture and strategic relationships with National Centers of Excellence which we intend to leverage into business for e-MedSoft.

     On January 12, 2001 we signed a two-year agreement with Soft Computer Consultants Systems ("SCC"), a domestic and international developer of Clinical Information including pharmacy, radiology and laboratory information. SCC will sell e-MedSoft's MedMicroscopy system to their existing customer base, which currently has over 250 clients, and includes such distinguished organizations as Mt. Sinai Medical Center, Evanston Northwestern Healthcare, MedStar Health System, Atlantic Health System, Catholic Health Systems, and Liberty Health Systems.

OUR TECHNICAL PLATFORM

     The underlying technologies of our portal and application services include a Web architecture and systems foundation together with an online transaction-processing environment focused on of health care management. Our infrastructure systems are designed to support multiple applications that request, receive, rationalize, and present relevant information to the clinician. Underlying these processes are the capabilities to acquire, validate, and maintain patient and plan-specific directories, house and execute payor and provider-specific rules, as well as analyze and report results. Our ASP delivery system is designed to include the following features:

- Compatibility: Our technologies include third party, proprietary interfaces and tools that simplify interface creation and data integration.

- Security: A security model exists defining the relationship among elements in the system and maintains the required information to support all functions, including login, availability of data, user-privileges, user activity and inactivity monitoring, access control, transaction routing, billing, and error messages. Third-party encryption and VPN availability, as well as firewall technology is available among all sub-networks throughout the system.

- Scalability: The system architecture is designed to support redundant network infrastructure and to be distributed across multiple physical servers to enhance scalability. Each ASP point-of-presence has the capability of redundant servers per node, at least two application servers, and two data servers, all linked on high-speed network channels.

- High Availability: Our Data center contains a redundant systems architecture and are designed to be in operation seven days a week, 24 hours a day, 365 days a year. High availability for these operations will be assured through the use of:

     -    uninterrupted power supply equipment;

     -    building-independent cooling and environmental systems;

     -    duplicated network, application, and database servers;

     -    redundant array of independent disks systems;

     - separate high speed telecommunications connections to enable access to the Internet;

     -    fail-over of critical network services; and

     - 24 hour-a-day monitoring of network connectivity, traffic, hardware, and software status.

- Disaster Recovery: Our facilities and operations will include redundant backup and security to ensure minimal exposure to systems failure or unauthorized access. Incremental backups of both software and databases are performed on a daily basis and a full system backup is scheduled weekly. Power backup is also maintained throughout the data center should a power outage occur.

CUSTOMER SUPPORT

     We believe that a high level of customer support is necessary to achieve wide acceptance of our solutions. We provide a range of customer support services through a staff of customer service personnel, an e-mail help desk and video conferencing. We also intend to offer web-based support services that are available 24 hours a day, seven days a week, which will be frequently updated to improve existing information and to support new services. We will also employ technical support personnel who will work directly with our direct sales force, distributors, and customers of our applications and services. In some cases, we provide our customers with the ability to purchase maintenance for our applications and services, which includes technical support and upgrades.

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

     Connectivity Segment

     Physicians and other providers have begun to organize themselves into large networks in response to managed care contracting by employers. These large enterprises include multi-specialty medical groups (such as Cleveland Clinic and Scripps Clinic), integrated delivery systems of doctors, hospitals, and home care (such as Henry Ford Health Care, and Healthsystem Minnesota), Independent Physicians/Practice Associations (IPAs such as University Affiliates and Vitacare), and a variety of similar entities. Traditional suppliers of information systems to this market include IDX, Medic, HBO-CyCare, SMS, EPIC, and Medical Manager. Each has begun an effort to Web-enable parts of their applications or to build new web-based products. Newer entrants into the market include companies such as Trizetto, Web MD and ProxyMed.

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

     Like most Internet companies, content providers strive to get big fast. The leading content companies are typically one of the first movers in their space. Through internal development, partnerships, and acquisitions these companies focus on rapidly creating high quality content and service offerings, acquiring customers, and building powerful brand names. Competitors in this segment include such companies as Medscape, Intelihealth, Dr. Koop.com, and WebMD. Our focus in this area is not to compete with these solutions but rather to partner with them to include them in our solutions.

     Commerce Segment

     E-commerce is dramatically changing the way businesses interact with customers and is contributing to a re-design of fundamental business processes, such as sales, customer service, and inventory management. In the health care market the range of products that can be offered online is broad and not encumbered by space constraints. While many of the consumer-oriented health care e-commerce sites serve as shopping destinations for the direct purchase of goods and services many of the business-to-business e-commerce companies are focused on creating online business communities that facilitate the purchase of health care products. These companies are creating Web-based markets that aggregate vendors' products at one site, streamline workflow for purchases, and enhance communications between buyers and sellers.

     The business-to-business e-commerce companies allow purchasers to benefit from time and cost savings, while sellers are provided with an online distribution channel that typically expands well beyond their traditional reach. In addition to aggregating products and providing value-added content, many of the business-to-business e-commerce companies provide customized applications designed to be integrated into a customer's daily business process, further tightening the vendor-customer relationship. These companies are paid fees based on a percentage of the transaction, usually by the seller. While companies plan to process and fulfill orders, they generally do not warehouse products and, therefore, do not face inventory risks. Successful commerce companies will need to provide high quality and secure service to overcome any psychological barriers to purchasing health care products online. Additionally, the Internet allows consumers to make price comparisons instantly, resulting in a highly competitive environment and in potential margin pressure. Providing products and services in all three segments and forming a strong brand around all of them will be the best defense against pricing pressure and provide for profitable growth. Notable competitors in the e-commerce segment include ChannelPoint, Chemdex and Neoforma.

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

EMPLOYEES

     As of July 12, 2001, following an internal restructuring and terminations we implemented in June and July 2001, we employed 162 employees and 16 contractors providing services in development and engineering, delivery and support, sales and marketing, and corporate finance and administration.

     None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a good relationship with our employees. Our ability to achieve our financial and operational objectives depends, in large part, upon our continuing ability to attract, integrate, retain, and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, most of whom are not bound by employment agreements.

RISK FACTORS

    Shareholders and investors in shares of the Company's Common Stock should consider the following Risk Factors, in addition to other information in this Report.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR OPERATING LOSSES AND TO OPERATE ON A NEGATIVE CASH FLOW BASIS FOR THE FORESEEABLE FUTURE.

     We began operations in January 1999 and have incurred net losses from operations in each subsequent fiscal period. Since inception we also have utilized our available cash more quickly than we have generated cash from operations, and have made significant cash investments for acquisitions, infrastructure developments and product introductions and development. As of March 31, 2001, we had accumulated losses of approximately $285.8 million. Since March 31, 2000, our available cash decreased from $55.6 million to approximately $2.1 million as of March 31, 2001.

     Contributing to our negative cash flow has been the aging of our accounts receivable and the increase in inventory. As of March 31, 2001, we have provided an allowance for $6.3 million in accounts receivable due to non collection of pharmacy accounts receivables of $5.3 million and $1.0 million of affiliated receivables. In addition, we advanced $2.0 million to University Affiliates for the development of a joint venture. The joint venture was not consummated. Such advance was to be repaid by University Affiliates if the joint venture agreement was not reached. However, this balance has not been collected.

     For the foreseeable future, we expect to incur significant expenses and to utilize cash for funding operating losses, developing additional infrastructure, bringing products and services to market, settlement of past due payables and repayment and servicing debt.

     We cannot be certain that we can achieve sufficient revenues and cash in relation to our use of cash for expenses and capital to meet our obligations as they become due, become profitable or generate positive cash flow. Our ability to become profitable is dependent upon the general acceptance of electronic data exchange by the healthcare industry, and to a greater extent our specific Internet based solutions than there has been to date. In addition, we will be affected by economic, political, and regulatory developments in the healthcare industry that are favorable to the acceptance of our Internet-based solutions, and continued growth in our non-Internet-based solutions businesses.

     In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

     (1) Obtain additional funding either in the form of equity or debt financing to support our cash requirements through March 31, 2002.

     (2)  Completion of our merger with Chartwell Diversified Services Inc.

     (3) Meet our business plan to successfully sell and implement our products resulting in the collection of billed accounts receivable.

     (4) Obtain payment on unaffiliated accounts receivable to bring them into a more current status and reduce our investment in pharmacy inventories.

     (5) Receipt of $590 thousand of delinquent equity financing and $4.0 million of convertible debt financing from NCFE in accordance with the terms of our preferred provider agreement.

     (6) Obtain capital required from NCFE per their commitment for required cash payments, if any, under our VidiMedix settlement agreement.


     We are actively pursuing alternatives to obtain additional funding. As of, July 13, 2001 we have secured approximately $6.6 million in net funds from two Sales and Subservicing Agreements between e-MedSoft.com and NCFE for the funding of pharmacy accounts receivable. On February 20, 2001, we entered into an equity line facility for up to $50.0 million of our common stock. On July 16, 2001 we entered into a Securities Purchase Agreement contemplating the sale of $83.0 million in common stock. However, our ability to close these equity transactions and receive funding is subject to prior registration of the shares and various other conditions, which may not be met. In any event, we will not be able to fulfill these conditions for several months during which period we will have to secure financing from other sources.

We may be unable to raise any additional amounts of financing on reasonable terms, or at all, when needed. If we are not successful in obtaining funding from our affiliates or resolve the matters referred to above, and we do not obtain other sources of funding to replace these commitments, we will not be able to fund our operations through the fiscal year ending March 31, 2002.

OUR MAIN SOURCE OF REVENUE IS CONCENTRATED IN OUR PHARMACY MANAGEMENT DIVISION AND OUR RELATIONSHIP WITH IT IS TROUBLED.

         Since April 2000, the results of operations of PrimeRx.com have been consolidated with ours. Among other factors, this consolidation is based upon a 30 year exclusive management contract with PrimeRx and our ownership of approximately 29 percent of PrimeRx. Our ownership interest was obtained on April 12, 2000, pursuant to the exercise of an option to exchange shares of our common stock for shares of PrimeRx common stock held by the principal stockholders of PrimeRx, consisting of Dr. Prem Reddy and a related company. Notwithstanding the principal stockholders' exercise and delivery of their option to acquire our stock in exchange for PrimeRx stock, their participation in a prior registration of a portion of those shares, and other actions consistent with the arrangement, following a significant decline in the price of our common stock they claimed, among other allegations, that they were misled as to the tax consequences of their exercise of the options. They made this claim although they admit at the time they were represented by separate and qualified tax counsel.

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

         On March 26, 2001, we entered into a settlement agreement and mutual releases with PrimeRx.com, Network Pharmaceuticals (a subsidiary of PrimeRx) ("Network"), PrimeMed Pharmacy Services, Inc., and the other shareholders of PrimeRx. The purpose of this settlement agreement was to resolve all outstanding disputes among the parties in connection with e-MedSoft.com's acquisition of 29 percent of the outstanding shares of PrimeRx on April 12, 2000. In connection with this settlement, once closed, we would own 89 percent of PrimeRx stock and the former principal shareholders of PrimeRx would acquire 100 percent of the outstanding stock of Network Pharmaceuticals. Consummation of all transactions contemplated in this Settlement Agreement is subject to the fulfillment of several conditions that we may not be able to fulfill.

         As part of this settlement, we agreed that all inter-company obligations owing to us from Network were to be discharged. At March 31, 2001, the amount of inter-company obligations to be discharged is approximately $2.8 million. In addition, we agreed to assume or pay a $6 million loan Network owes to a commercial bank and obtain a release of the security interest in the assets and common stock held by the bank prior to September 22, 2001, unless extended. If we have not provided for this bank release by October 22, 2001, we are obligated to pay Network an additional sum of 10 percent of the then unpaid balance of the bank loan. In addition, until the release is obtained, we are required to provide working capital funding to Network in the amount of $300 thousand per month which Network is required to pay no later than one (1) year following delivery of the bank release. If we are unable to obtain the bank release by October 22, 2001, these advances will be contributed to Network. We have not yet fulfilled these obligations, and our ability to do so is likely to be affected by our ability to secure additional financing.

         On July 16, 2001 Network filed a complaint in Los Angeles California Superior Court for the County of Los Angeles alleging that we are in breach of the April 2000 Management Agreement and the March 2001 Settlement Agreement. We have not yet been served with this complaint, however, Network has delivered us a letter making similar allegations. We are currently evaluating whether there is any merit to the allegations made by Network, and intend to discuss these issues with Network.

WE HAVE EXPERIENCED AN INCREASE IN RECEIVABLES AND INVENTORIES IN OUR PHARMACY MANAGEMENT DIVISION.

     As of March 31, 2001, we derived approximately 89 percent of our net sales from our pharmacy management services division. Our net sales from computer hardware and software sales and services from our UK division has been excluded from our net sales following our voluntary placement of e-Net into receivership. If we are unable to diversify our sources of revenue, we will be unable to achieve our business objectives.

         We have experienced an increase in our pharmacy accounts receivable. The increase is due to new billing systems that were implemented just prior to signing our management agreement with PrimeMed in April 2000 and the failure to recognize and implement procedures to correct problems associated with integrating the system. As of March 31, 2001 we had approximately 67 days of pharmacy receivables outstanding compared to an expected 51 days outstanding. In addition, our inventory has increased as the result of internal growth and lack of proper inventory control systems. If we are unable to collect on our receivables and reduce our inventories, we may not have sufficient cash to continue our operations.

WE MAY NOT BE ABLE TO CONSUMMATE OUR MERGER AGREEMENT WITH CHARTWELL DIVERSIFIED SERVICES, INC.

     Consummation of the pending merger with Chartwell could be of critical importance to the Company's ability to continue as a going concern. As a result of the significant write-downs of impaired assets we have implemented following our review of our business and operations, our operating losses to date, the effects of the delay in filing this Annual Report, and the delays in Chartwell's and our delivery of our respective audited financial statements to each other, and delays in our respective responses to requests for information from each other, could result in a basis for a claim of breaches of the Merger Agreement between us and Chartwell that could form a basis for each of us terminating the Merger Agreement. To date, neither we nor Chartwell has claimed such a breach and we are not aware of any intention to do so. If such a breach is claimed we would review the merits of such claim and proceed accordingly; however, such a claim could cause a significant delay in closing the Merger or a complete termination of the Merger Agreement. Such a delay or termination could prevent our completion of other needed financing transactions. For example, in such a circumstance, we would not be able to consummate the sale of $83 million of our common stock to our new institutional investor, which sale is also subject to fulfillment of other conditions.

WE MAY NOT FULLY REALIZE THE VALUE OF OUR INTANGIBLE ASSETS, WHICH WOULD ADVERSELY IMPACT OUR EARNINGS.

     Intangible assets and software/technology assets represent approximately 21 percent and 21 percent, respectively, of our balance sheet at March 31, 2001. These assets include approximately $11.4 million in goodwill, $2.5 million in distribution channel, and $13.7 in deferred software and technology. If the underlying business assumptions or marketability of the assets acquired or developed do not occur, we may not be able to fully realize the remaining value of these intangible assets and our earnings will be reduced by the amount of the intangible assets we will have to write off, and future earnings will not be as strong as we initially anticipated in our forecasts used to support such intangible asset values recorded on our consolidated balance sheet.

WE ARE DEPENDENT ON OUR RELATIONSHIP WITH NCFE.

     We have relied upon NCFE for business opportunities and financing. In February 2000, we entered into a seven-year contract to provide Internet portal solutions for NCFE, including health care information services that connect NCFE to its clients. We have not recognized revenues from this technology and have concluded that the original plan cannot be carried out due to NCFE's change in its business strategy of obtaining new clients and accessing existing clients through the joint portal and the difficulty we have jointly discovered in automating NCFE's manual back office system. As a result, we have abandoned this project and recorded a $98.6 million asset impairment charge to write down the intangible assets recorded in connection with our NCFE contract. This charge is reflected in our consolidated statement of operations for March 31, 2001.

     We are also dependent upon NCFE to provide us financing for current operations. We are relying on NCFE to finance our accounts receivable business under our Sales and Subservicing Agreements signed in January and March 2001 and to honor its equity and convertible debt commitments of approximately $4.6 million made in the preferred provider agreement signed in February 2000. In addition to these commitments, we are relying on NCFE to pay all of their outstanding invoices of approximately $4.9 million for services previously provided to them by us. NCFE has not performed its obligations under these commitments in accordance with the terms of the agreements providing for such obligations.

     On June 8, 2001 we received additional funding from NCFE of approximately $2.3 million. This funding represented a one year promissory note bearing interest at 10 percent.

     If NCFE fails to meet these commitments in the immediate future, it will materially adversely affect our operations and we may be required to cease further operating activities.

WE MUST ENHANCE OUR MANAGEMENT AND OTHER RESOURCES.

We have expanded our operations through acquisitions and other ventures. We acquired e-Net in March 1999 and recently acquired three multimedia companies, entered into major agreements to be the exclusive provider of electronic data exchange, entered into a major management agreement with PrimeRx, and entered into a joint licensing arrangement with Quantum Digital. On July 12, 2001, we had over 162 full-time employees (including approximately 97 PrimeRx employees) compared to 75 on March 31, 1999. Many of these acquisitions and contractual relationships have resulted in disputes, including litigation, which has required significant management time and resources. We have also attempted to continue to develop and market on an international basis our products and services. We currently have an interim Chief Financial Officer and we have recently reassigned other management functions previously performed by our Chief Operating Officer and Chief Technology Officer.

These factors have placed, and are expected to continue to place, a significant strain on our managerial, operational, financial, and other resources. We must enhance our management, financial and accounting systems, controls, reporting systems and procedures, integrate new personnel, and more effectively manage our expanded operations. In connection with these enhancements, we will be required to attract and retain qualified personnel in managerial positions. Any failure to do so could negatively affect the quality of our products and services, our ability to respond to our clients, retain key personnel, and our business in general. Unless we are able to resolve our financial issues, it is unlikely that we will be able to enhance our management and systems.

THE ACQUISITIONS WE HAVE COMPLETED HAVE DEPLETED OUR CASH AND MAY BE DIFFICULT TO MANAGE.

     Since our inception we have acquired 5 companies and entered into a management contract with PrimeRx, all of which have incurred operating losses and depleted our cash. We have expanded and plan to expand our business by making acquisitions of other companies in the health care information services industry. There are a number of risks associated with financing these acquisitions and integrating them into our business, including the following:

     - our profitability could be adversely affected by depletion of cash, servicing any additional debt and amortizing the expenses related to goodwill and intangible assets;

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

WE RELY ON THE PERFORMANCE AND SECURITY OF OUR SYSTEMS TO ENSURE UNINTERRUPTED DATA ACCESS TO OUR CUSTOMERS AND PATIENT AND CUSTOMER CONFIDENTIALITY.

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

WE FACE INTENSE COMPETITION IN THE MARKET FOR HEALTH CARE INFORMATION, WHICH COULD HARM OUR BUSINESS.

     The market for health care information services is intensely competitive, rapidly evolving, and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing, and other resources than we do. These organizations may be better known and have more customers than we do. Some of our competitors have announced or introduced Internet strategies that will compete with our applications and services, including

     - application services providers, such as US Internetworking, Inc., Exodus Communications, Inc., and Trizetto;

     - healthcare e-commerce and portal companies, such as Healtheon/WebMD and Medscape.;

     - healthcare electronic data interchange companies, including ENVOY Corporation and National Data Corporation;

     - large information technology consulting service providers, including Accenture, International Business Machines Corporation, and Electronic Data Systems Corporation; and

     -  smaller regional organizations.

     In addition, we expect that major software information systems companies and others specializing in the health care industry will offer competitive applications or services. Some of our large customers may also compete with us. We may be unable to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

WE RELY ON OUR KEY RELATIONSHIPS BUT MUST BE PERCEIVED AS INDEPENDENT FROM ANY PARTICULAR PARTNER OR CUSTOMER.

     To be successful, we believe that we must establish and maintain key relationships with leaders in a number of health care industry segments. This is critical because we are relying on these relationships to:

     - extend the reach of our applications and services to the various participants in the health care industry;

     -    obtain specialized health care expertise;

     -    bring to market new products and services;

     -    further enhance our brand; and

     -    generate revenue.

     Entering into strategic relationships is complex because some of our current and future partners may compete with us. In addition, we may not be able to establish relationships with key participants in the health care industry if we have established relationships with their competitors. If we are not perceived as independent of any particular customer or partner we may not be able to become profitable.

WE MAY BE ADVERSELY AFFECTED BY PRODUCT-RELATED LIABILITIES RELATED TO THE PROVISION OF HEALTH CARE ADMINISTRATIVE AND DIAGNOSTIC INFORMATION FOR PATIENT CARE.

     Although we and our customers test our applications, they may contain defects or result in system failures that could effect the administration of patient care by our customers. In addition, our platform may experience problems in security, availability, scalability, or other critical features which could adversely affect our customers' ability to properly administer health care services. These defects or problems could result in:

     -    loss of or delay in generating revenue;

     -    loss of market share;

     -    failure to achieve market acceptance;

     -    diversion of development resources;

     -    injury to our reputation;

     -    increased insurance costs; and

     -    loss of clients.

     Our services agreements involve providing critical information technology services to clients' businesses. If we fail to meet our clients' expectations, our reputation could suffer and we could be liable for damages. We could be liable if systems fail to deliver correct patient and health care related information in a timely manner. Finally, we could become liable if confidential information is disclosed inappropriately. Our insurance may not protect us from these risks.

     In addition, our insurance may not be sufficient to cover large claims, or the insurer could disclaim coverage on claims.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS FROM THIRD PARTIES.

     We could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to resolve and divert management's attention from operating the business. If we become liable to a third party for infringing its intellectual property rights, we could be required to pay a substantial damage award. Such a judgment would have a material adverse effect on our business, financial condition, and results of operations. In addition, we may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms.

WE ARE DEPENDENT ON OUR PROPRIETARY RIGHTS SO THAT HEALTH CARE PARTICIPANTS WILL UTILIZE OUR SYSTEMS.

     Our future success and ability to compete in the health care information services business may be dependent in part upon our proprietary rights to products and services that we develop. We expect to rely on a combination of patent, copyrights, trademark, and trade secret laws and contractual restrictions to protect our proprietary technology and to rely on similar proprietary rights of any of our content and technology providers. We intend to file patent applications to protect our proprietary technology. We cannot assure that such applications will be approved or, if approved, will be effective in protecting our proprietary technology and will give contact to health care participants to utilize our technical solutions. We enter into confidentiality agreements with our employees, as well as with our clients and potential clients seeking proprietary information, and limit access to and distribution of our software, documentation, and other proprietary information. We cannot assure that the steps we take or the steps such providers take would be adequate to prevent misappropriation of our proprietary rights.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are dependent on the continued efforts of the executive officers and management, and in particular, John F. Andrews, our Chief Executive Officer. During the past year we have experienced a turnover in our Senior Management. If we are unable to attract and retain other qualified employees, our business and prospects could be adversely affected. Our success is also dependent to a significant degree on our ability to attract, motivate, and retain highly skilled sales, marketing, and technical personnel, including software programmers and systems architects skilled in the computer language with which our products operate. Competition for such personnel in the software and information services industries is intense. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on our business.

INVESTMENT RISKS

WE FACE POSSIBLE DELISTING OF OUR STOCK ON THE AMERICAN STOCK EXCHANGE.

     As a result of our significant losses, without any additional equity financing, we may not be able to maintain the requirements for continued listing on the American Stock Exchange. As a result we could be delisted and our common stock could become illiquid.

FUTURE ISSUANCES OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK, INCLUDING THOSE UNDER EXISTING AGREEMENTS, COULD CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND DEPRESS OUR STOCK PRICE.

     Subject to market conditions, availability, and terms, we plan to sell additional equity or debt securities with equity features in order to provide us with additional funds to finance our continued operations, develop our infrastructure, introduce new products and services and acquire additional companies or businesses. We cannot assure that we will be able to sell such securities or that the price and other terms will meet those required by potential investors in such securities. Based upon current market prices, it is likely that the price at which any securities can be sold under the equity line, will result in financial and ownership dilution of existing stockholders.

     The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur.

     On February 20, 2001 we entered into an equity draw down line facility with Hoskin International to sell up to $50.0 million of our common stock. If Hoskin International sells all of the shares we could offer through this equity line, the market price of our common stock may decline. Such sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate. Hoskin International could purchase and resell up to approximately 16.8 percent of our common stock outstanding at July 12, 2001 during the 36 months following effectiveness of the registration statement required to be filed to draw on the equity line. Furthermore, to the extent the price of our common stock decreases, we will be required to issue more shares of common stock to Hoskin International for any given dollar amount that we draw from the equity draw down facility. Sales of a substantial number of shares of our common stock could cause our stock price to decline. Based on shares outstanding as of July 12, 2001, upon issuance of all of the shares that would be included in the offering, we will have 94,396,284 shares of common stock outstanding.

     On May 14, 2001, we announced execution of an Agreement and Plan of Merger and Reorganization with Chartwell Diversified Services, Inc., which agreement was amended and restated in its entirety on June 4, 2001. Pursuant to this Merger, the outstanding shares of Chartwell shall be converted solely at our option (i) either into 50.0 million shares of the Company's common stock or $90.0 million in cash and (ii) warrants to purchase 20.0 million shares of the Company's common stock at the exchange ratio specified in the Merger Agreement. The warrants will have a term of five years at an initial exercise price of $4.00 per share. The warrants may be exercised up to 4.0 million shares per year. We plan to ask our shareholders to approve this transaction at a meeting to be held in our second or third fiscal quarter. If the merger is completed based on our shares outstanding at July 12, 2001, we could have approximately
131.0 million shares of common stock outstanding.

     On July 16, 2001 we executed a definitive purchase agreement with an institutional investor for the sale of $83.0 million of newly issued shares of common stock. Completion of the agreement is subject to several conditions, including the completion of the previously announced merger with Chartwell and the post-merger retention of Frank Magliochetti, President of Chartwell and John Andrews, President of e-MedSoft. Additional material conditions include achievement of the following on a post-merger basis:

     (1) full compliance with all requirements for continued listing on the American Stock Exchange,

     (2) gross revenues of $30.0 million during a 45-day operational span with EBIDTA for that period of at least $100 thousand,

     (3)  cash on hand at time of closing of at least $5.0 million,

     (4) the Company's common stock must reach $4.20 per share after completion of the merger; and

     (5) the existing equity line with Hoskins International will not have been drawn down by the Company unless the Company has achieved a full year of positive EBIDTA in excess of $35.0 million.

     The issuance of shares will be priced at 90 percent of the market price on closing date of the sale. If we sold shares at a market price of $4.20 per share we would issue approximately 22.0 million shares. Based on the shares outstanding at July 12, 2001 including shares that would be issued in the Chartwell merger, we could have 153.0 million shares of common stock outstanding.

     In addition, we have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 31, 2001, we have outstanding 78.1 million shares of common stock. Of these shares,
65.0 million shares are restricted securities and will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock have demand and piggyback registration rights enabling them to register up to 9.1 million of their shares for sale under the Securities Act. If holders sell a large number of shares in the public market, our stock price could fall materially.

     The perceived risk of dilution may cause the selling stockholders as well as other stockholders of ours to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

IT IS LIKELY THAT WE WILL SEEK APPROVAL FROM OUR SHAREHOLDERS TO INCREASE OUR AUTHORIZED SHARES.

          In order to finance our operations it is likely that we will be required to sell additional equity securities. Further, given the current price of our common stock, we will not be able to fully utilize the equity draw down facility and the agreement with our new institutional investor. In addition if our plan to merge with Chartwell is consummated, we will need to issue 50.0 million shares of our common stock. Therefore, we plan to seek shareholder approval for an increase in the number of authorized shares of our capital stock.

     We anticipate to register up to approximately 38.0 million shares of our common stock for sale by the selling stockholders under either the Hoskin Equity Line or the stock sale. Under the terms of our common stock purchase agreement with Hoskin International, we may not issue shares of our common stock to Hoskin International which would result in ownership by Hoskin International of more than 9.9% of our issued and outstanding common stock. However, if all of the shares being registered are issued under the terms of the common stock purchase agreement and resold by Hoskin International and the other selling stockholders, third party investors could acquire 20.8 percent of our common stock outstanding as of March 7, 2001. Under the terms of the agreement, the issuance of shares will be priced at 90 percent of the market price on the closing date of the sale. If we sold shares at a market price of $4.20 per share we would issue approximately 22.0 million shares.

THE SALE OF SHARES OF NEWLY AUTHORIZED COMMON STOCK AS WELL AS THOSE COVERED UNDER EXISTING AGREEMENTS COULD INFLUENCE THE CONTROL OF e-MEDSOFT.

         The acquisition by third party investors of a significant percentage of our common stock could enable such investors to influence or direct the policies, decisions and composition of our Board of Directors and management. A potential change of control could involve a number of risks, including the diversion of management attention and resources, the loss of key employees, and changes in our business plan and operations. Any such events could have a material adverse effect on our business and results of operations.

WE MAY BE UNABLE TO ACCESS ALL OR PART OF OUR EQUITY LINE FACILITY.

     Under our agreement with our new institutional investors dated July 16th, 2001. We have agreed not to draw down the equity line unless we achieve EBITDA for a full year following the Chartwell merger of at least $35.0 million. We may not be able to achieve this performance level, or it may take us considerable time before we are able to do so. Therefore, the equity line may not provide the readily available source of funding it was originally intended to achieve.

HOLDERS OF OPTIONS AND WARRANTS AND OTHER PARTIES HAVE THE RIGHT TO ACQUIRE A LARGE NUMBER OF SHARES OF OUR COMMON STOCK.

     We have reserved a total of 8.5 million shares of our common stock for issuance upon exercise of options granted or which may be granted under our existing stock option plans. As of March 31, 2001, stock options to acquire 3.6 million shares at a weighted average exercise price of $4.80 were outstanding. In addition, as of March 31, 2001, warrants to acquire 9.8 million shares of our common stock at a weighted average exercise price of $3.64 were outstanding. In June 2001 we issued additional warrants to purchase 4.8 million shares of our common stock at an exercise price of $2.30. It is likely that we will be required to issue warrants and options to lenders, and other providers as an additional inducement to continue to do business with us. The holders of these options and warrants will have the opportunity to profit from an increase in the market price of our common stock. These options and warrants may make it more difficult for us to obtain additional equity financing in the future. The holders of these options and warrants can be expected to exercise the options and warrants at a time when we, in all likelihood, would be able to sell equity securities on terms more favorable to us than those provided in the options and warrants.

THE PRICE OF OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE.

     The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

     -    actual or anticipated fluctuations in operating results;

     -    new products or new contracts;

     -    competitors or their customers;

     -    governmental regulatory action;

     -    developments with respect to patents or proprietary rights;

     -    changes in financial estimates by securities analysts; and

     -    general market conditions.

WE DO NOT INTEND TO PAY DIVIDENDS BECAUSE WE INTEND TO USE THE FUNDS FOR OUR BUSINESS OPERATION AND EXPANSION.

     We currently intend to retain cash generated from operations to provide funds for the operation and expansion of our business. We have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. Any declaration and payment of dividends would be subject to the discretion of our board of directors. Any future determination to pay dividends will depend upon our results of operations, financial condition, capital requirements, contractual restrictions, and other factors deemed relevant at the time by the board of directors.

INDUSTRY RISKS

THE HEALTH CARE INDUSTRY MAY NOT ACCEPT ELECTRONIC INFORMATION EXCHANGE.

     Our business could suffer dramatically if Internet solutions are not widely accepted or not perceived to be effective. Growth in demand for our applications and services depends on the adoption of Internet solutions by health care participants, which requires the acceptance of a new way of conducting business and exchanging information. To maximize the benefits of our platform, health care participants must be willing to allow sensitive information to be stored in our proprietary databases in order to process transactions for them. The benefits of our connectivity and information management solutions are, however, limited under these circumstances.

     Customers using legacy and client-server systems may nonetheless refuse to adopt new systems when they have made extensive investments in hardware, software, and training for older systems.

THE HEALTH CARE INDUSTRY MAY NOT ACCEPT OUR SOLUTION.

     To be successful, we must attract a significant number of United States customers throughout the health care industry. We believe that complexities in the nature of the transactions that must be processed have hindered the development and acceptance of information technology solutions by the health care industry. Conversion from traditional methods to electronic information exchange may not occur as rapidly as we expect. Even then, health care industry participants may use applications and services offered by others.

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

     Legislation currently being considered at the federal level could affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security, and other provisions. Regulations setting these standards are now being released. We are designing our platform and applications to comply with these proposed regulations; however, until these regulations are fully understood and become final, they could cause us to use additional resources and lead to delays as we revise our platform and applications. In addition, our success depends on other health care participants complying with these regulations.

REGULATORY AND LEGAL UNCERTAINTIES SURROUND THE DEVELOPMENT OF THE INTERNET

     We are not currently subject to direct regulation by any government agency other than laws or regulations applicable to business and generally to e-commerce directly. However, due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments, as well as foreign governments, may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, sales tax, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a negative effect on our business. Furthermore, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business over the Internet.

     The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and other Internet activities. In October 1998, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on e-commerce. However, it is possible that future laws imposing taxes or other regulations on e-commerce could substantially impair the growth of e-commerce and as a result have a negative effect on our business.

OUR FUTURE SUCCESS WILL DEPEND ON THE INTERNET'S ABILITY TO ACCOMMODATE GROWTH

     The recent growth in the use of the Internet has caused frequent periods of performance degradation. Any failure in performance or reliability of the Internet could adversely affect our ability to provide our products and, consequently, hurt our operating results. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, the Internet infrastructure may not continue to support the demands placed on it and, as a result, the performance or reliability of the Internet may be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. While no previous outages or delays have materially affected our operations, the relatively complex and unproven technology that makes up the Internet infrastructure poses a risk of material outages or delays that could adversely affect the ability of our customers to use our trading systems. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocol that can handle increased levels of activity. The infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium may not be developed or maintained.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

    Our principal offices are in Jacksonville, Florida. We also have additional offices in California (4), including two that are in process of closing in accordance with our restructuring plan, Florida (2), Maryland (1) and Nevada
(1). These offices are leased. In addition, we own or lease computer and communication equipment necessary to operate our businesses.

OFFICE LEASES

1300 Marsh Landing Parkway, Suite 106        511 Amigos Avenue
Jacksonville, Florida                        Redlands, California

20750 Ventura Boulevard, Suite 320           4350 Sheridan Street, Suite 201
Woodland Hills, California                   Hollywood, Florida
(in process of closing)

130 Camino Ruiz                              2002 N. Lois Avenue,  Suite 175
Camarillo, California                        Tampa, Florida
(in process of closing)

151 Shipyard Way                             2605 Cabover Drive
Newport Beach, California                    Hanover, Maryland

5 Cactus Garden Drive, Blvd. B
Hendersen, Nevada

PHARMACY LOCATIONS

  In addition, our pharmacy services division owns or operates pharmacies in Alabama (1), California (21), Connecticut (1), Maryland (1), Nevada (2), and Tennessee (1). These pharmacy locations are leased. In addition, we own or lease equipment in these locations necessary for us to operate our business.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, we are party to routine litigation involving various aspects of our business. Except as described below, none of such pending litigation, in our opinion ,will have a material adverse impact on our consolidated financial condition.

Sutro NASD Arbitration No. 1

A dispute between Sutro & Co., and us is currently being arbitrated before the National Association of Securities Dealers. We made the claim in our counter-claim that Sutro committed fraud, breach of fiduciary duty, negligent misrepresentation, professional negligence, and breach of contract arising from Sutro's activities as an investment banker for us. We seek compensatory damages of $200 million and injunctive relief. Sutro & Co. initiated the dispute with a claim for compensatory and punitive damages and declaratory and injunctive relief arising from our alleged unjustified refusal to (1) honor warrants we issued to Sutro to purchase shares of our common stock; (2) register all of Sutro's e-MedSoft.com's common stock and warrants as allegedly required by the parties' Registration Rights Agreement; (3) provide Sutro with its shareholder voting rights consistent with the shares it acquired by exercise of the warrants, and (4) pay $150 thousand plus expenses for valuation investment banking services allegedly rendered by Sutro to us. The hearing on this matter commenced on July 23, 2001. We do not yet know when the hearing will be concluded or when an outcome will be determined.

Sutro NASD Arbitration No. 2

An investor in our Company has sued Sutro for failing to honor commitments and failures to act in accordance with its fiduciary duties. This matter is also being arbitrated before the National Association of Securities Dealers. Sutro has filed a cross-claim against us for indemnification claiming that if Sutro is liable to the investor, we are responsible for the payment of any awarded damages. This matter is in the discovery stage and there have been no hearings or determination on the merits. No date has been set for the formal adjudication.

PrimeRx.Com

     Our ownership interest in PrimeRx was obtained effective as of April 12, 2000, pursuant to the exercise of an option to exchange shares of our common stock for shares of PrimeRx common stock held by the principal stockholders of PrimeRx, consisting of Dr. Prem Reddy and a related trust. Notwithstanding the principal stockholders' exercise and delivery of their option to acquire our stock in exchange for PrimeRx stock, their participation in a prior registration of a portion of those shares, and other actions consistent with the arrangement, following a significant decline in the price of our common stock they claimed, among other allegations, that they were misled as to the tax consequences of their exercise of the options. They made this claim although they admit at the time they were represented by separate and qualified tax counsel.

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

    On March 26, 2001, we entered into a Settlement Agreement and Mutual Releases with PrimeRx.com, Inc., Network Pharmaceuticals, Inc., PrimeMed Pharmacy Services, Inc. and the other shareholders of PrimeRx. The purpose of the Settlement Agreement is to resolve all of the outstanding disputes among the parties by specifying the responsibility for certain obligations among the parties; allocating the ownership of Network with the principal shareholders of PrimeRx, and the ownership of PrimeRx with e-MedSoft.com; and providing for the continued management of Network by us on revised terms and conditions in a manner that would permit the continued consolidation of the financial statements and results of operations of Network with ours. The mutual releases were deemed effective March 19, 2001. The Settlement Agreement will not be consummated or closed until performance required in the Agreement is completed by all parties.

    Until this settlement is effective and any transfer of shares are made, we own 29 percent of PrimeRx outstanding common stock and thereby owned 29 percent of Network's outstanding common stock. The proposed exchange of stock in the Settlement Agreement will result in us owning approximately 89 percent of PrimeRx stock as they are a wholly owned subsidiary of PrimeRx. PrimeRx will no longer own any outstanding shares of Network which will be held 100 percent by the prior PrimeRx shareholders, other than us.

    The ultimate consummation of certain aspects of the Settlement Agreement is subject to our fulfillment of certain obligations, which we have not performed to date, and may not be able to do so in the future. Further, the future Settlement Agreement requires that a new management agreement be agreed to by both parties.

    We have been informed by PrimeRx that it believes we are in breach of the Management Agreement and the Settlement Agreement, and its subsidiary, Network Pharmaceuticals has filed an action against us, although we have not been formally served with this complaint.

Network Pharmaceuticals vs. e-MedSoft.com and National Century Financial Enterprises, Inc.

     On or about July 16, 2001, the Company was informed that Network Pharmaceuticals, Inc. filed a complaint against us and our strategic partner National Century Financial Enterprises, Inc. (Network Pharmaceuticals, Inc. a Nevada corporation; National Century Financial Enterprises, Inc., an Ohio corporation; and DOES 1 through 25, inclusive, Superior Court of the State of California for the County of Los Angeles (Central District), Case No. BC254258) alleging breach of the March 2001 Settlement Agreement. The complaint purports to state causes of action for breach of contract, breach of representations and warranties; breach of fiduciary duty, and for accounting and the imposition of a constructive trust. To the Company's best knowledge, neither it nor NCFE has been served with the lawsuit.

     This lawsuit arises out of the continued problems the Company has had in its relationship with PrimeRx.com, and the continued belief by the Company that principals or former principals of PrimeRx.com have an active intention to violate their contractual understandings. The Company's initial review of the lawsuit and the review of its counsel lead the Company to believe that it has significant defenses to the lawsuit and that it has substantial cross-claims as well. The Company continues, however, to investigate and examine the claims with its counsel.

VidiMedix Contingencies

     On or about September 15, 2000, certain former securities holders of VidiMedix filed a Petition against us arising out of our acquisition of VidiMedix. (Moncrief, et al vs. e-MedSoft.com and VidiMedix Acquisition Corporation, Harris County (Texas) Court, No. 2000-47334). The Petition was amended on or about May 24, 2001. Plaintiffs allege that they were the majority shareholders in VidiMedix, and that they consented to our acquisition of VidiMedix based on allegedly false representations regarding the earn-out provision in the merger agreement. In addition, they allege that we entered into an agreement or agreements to deliver certain shares to them and failed to do so. Plaintiffs also assert claims for breach of contact, breach of the merger agreement, fraudulent inducement and negligent inducement, fraudulent misrepresentation and fraud, negligent misrepresentation, statutory fraud and breach of fiduciary duty.

    In November 2000 we entered into a settlement agreement with these parties. This agreement was amended in February 2001. Under this amended settlement agreement, we agreed to issue $3.4 million in shares of our common stock to satisfy the earn-out provisions in the merger agreement. The number of shares required to be issued is the higher of 1.3 million or the product of $3.4 million divided by weighted average closing price calculated using the first six days of the nine days prior to whichever of several reference dates would result in the greatest number of shares to be issued. Plaintiffs have claimed that we owe them either 6.0 million shares of common stock or liquidated damages of $5.1 million. We dispute these claims.

    On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (e-MedSoft.com vs. Moncrief, et. al, Case No. BC249782). In this suit we have alleged that the Defendants fraudulently induced us to acquire the assets and liabilities of VidiMedix by concealing accurate financial documents, misrepresenting its technology, its clientele, and the level of client satisfaction. We have also alleged claims for conspiracy to commit fraud, negligence, misrepresentation and breach of the implied covenant of good faith and fair dealing. We are seeking compensatory and punitive damages according to proof.

    These disputes are in the discovery stage. There have been no hearings or determinations on the merits. No dates have been set for formal adjudication.

    In February 2001 we settled a separate dispute with the six former VidiMedix shareholders who were not parties to the November settlement agreement. These parties are not involved in either of the 2 lawsuits described above. Pursuant to this settlement, we issued 136 thousand shares of common stock.

ILLUMEA (ASIA)

    On December 13, 2000, Illumea (Asia), Ltd., Nathalie j.v.d. Doommalen, David Chung Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doommalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd., and True Will Investments ("Plaintiffs") filed a First Amended Complaint against the Company, Illumea Corporation ("Illumea") and Andrew Borsanyi arising out of the Company's acquisition of Illumea.

    Plaintiffs allege that they were shareholders in Illumea, and that they consented to the Company's acquisition of Illumea based on the allegedly false representation that the Company would hire plaintiff Nathalie Doommalen, the chief executive of plaintiff Illumea (Asia), Ltd ("IAL"). In addition, plaintiff IAL alleges that Illumea breached an agency agreement between those companies and engaged in fraud in connection with the agency relationship. Plaintiffs assert claims for securities fraud under 15 U.S.C. Section 78j(b) and Rule 10b-5, "conspiracy," breach of contract, fraud, false promise, defamation, and violation of California Business & Professions Code Section 17200. Plaintiffs seek compensatory damages, disgorgement under Section 17200, and attorneys' fees.

    On March 26, 2001, the Company and Illumea filed a Counterclaim against IAL and Nathalie Doommalen for breach of contract, breach of fiduciary duty and fraud. The Counterclaim alleges that IAL and Doommalen have refused to repay Illumea for providing funding and equipment to IAL, and that Doommalen failed to make certain disclosures in connection with the merger between Illumea and the Company.

    Defendants and counterdefendants each filed a motion under Federal Rule of Civil Procedure 12(b)(6) to dismiss certain claims in the First Amended Complaint and the Counterclaim, respectively. The Court denied both motions.

    The parties have made their initial disclosures under Rule 26, and discovery is now under way. The court recently issued a Pretrial Scheduling Order setting the following dates: discovery cutoff of December 3, 2001, Final Pretrial Conference on March 1, 2002, and trial in April 2002 (the exact date to be announced during the Final Pretrial Conference).

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

    None.

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

QUARTER ENDED                                                   HIGH         LOW
-------------                                                 -------     ------
August 31, 1998 ..........................................    $ 0.600     $0.206
November 30, 1998  .......................................      0.650      0.200
February 28, 1999  .......................................      7.000      0.206
March 31, 1999 ...........................................      4.437      2.312
June 30, 1999 ............................................      4.875      2.625
September 30, 1999 .......................................      3.875      1.656
December 31, 1999  .......................................      8.125      1.875
March 31, 2000 ...........................................     24.250      6.625
June 30, 2000 ............................................     15.187      7.000
September 30, 2000 .......................................      8.812      2.625
December 31, 2000  .......................................      2.750      0.375
March 31, 2001 ...........................................      3.500      0.510
June 30, 2001 ............................................      2.000      0.550

    (b) Holders. As of July 12, 2001 there were a total of 768 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

    (c) Dividends. We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the foreseeable future.

    (d) Recent sales of unregistered securities. None.

ITEM 6. SELECTED FINANCIAL INFORMATION.

                         E-MEDSOFT.COM AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE FISCAL YEARS ENDED
                                                            MARCH 31,                   FOR THE
                                                    --------------------------        FOUR MONTHS
                                                      2001(a)          2000(b)    ENDED MARCH 31, 1999
                                                    ---------         ---------    --------------------
Net sales                                           $  87,997         $     941         $      --
Costs and expenses excluding write-downs
   for impaired assets                              $ 146,245         $   9,370         $     772
Write down of impaired assets                       $ 201,034         $      --         $      --
Total costs and expenses                            $ 347,279         $   9,370         $     772
Net loss from continuing operations                 $(258,817)        $  (9,321)        $  (1,142)
Net loss per share--continuing operations           $   (3.25)        $   (0.17)        $   (0.03)
Net income (loss) from discontinued
  operations                                        $ (16,435)        $    (344)        $     237
Net income (loss) per share--discontinued
  operations                                        $   (0.21)        $   (0.01)        $    0.01
Total assets from continuing operations             $  55,716         $ 229,241         $   1,599
Total assets of discontinued operations             $   9,340         $  31,464         $  15,864
Long-term debt                                      $   9,536         $   3,871         $   1,778
Equity                                              $   7,579         $ 229,003         $   6,113

--------------

(a) The income from operations include restructuring charges of $1.6 million and asset impairment charges of $201.0 million, (see Notes 11 and 3 to the consolidated financial statements). The asset impairment charges reduced our assets from continuing operations and equity. The increase in net sales represents the consolidation of our acquisitions and our pharmacy operations.

(b) As a result of our acquisitions and investments during fiscal 2000 our assets increased dramatically in 2000 as compared to 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OR OPERATIONS.


     The following commentary should be read in conjunction with the consolidated financial statements and related notes contained herein. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

     As a result of our acquisitions of various technologies, companies, joint ventures, management, and strategic partnership agreements and investments, described under Item 1--Development of Our Company, our intangible assets reached approximately $196.7 million, or 63 percent of our total consolidated assets at December 31, 2000. The intangibles included approximately $34.9 million in distribution channel and $67.5 million in deferred contract each resulting from the NCFE preferred provider contract and $94.3 million in goodwill resulting from our acquisitions. In addition we had approximately $29.8 million in investments and technology license resulting from our contract with Quantum Digital Solutions and $14.9 million in deferred software costs.

     The contracts and acquisitions giving rise to these intangible assets have occurred over the past 18 months. The technologies of the companies we acquired were either newly developed or in the final development stages. The related products developed had either been just released or were anticipated to be released by the end of our fiscal 2001 or the beginning of our first quarter 2002. Our investment in Quantum Digital was based on a product that was in its first stages of testing and our contract with NCFE was intended to provide revenues from new technology being developed by us.

     During the period subsequent to December 2000, capital available for Internet technology became scarce. Our ability to fund the planned continued development of our acquired and internally developed products was drastically reduced as well as funding for the existing operations of the acquired entities. During the last fiscal quarter these turn of events created the need to review and analyze our acquired operations as well as our contracts, investments and existing deferred software costs as to the recoverability of these intangible assets under the existing set of circumstances. As a result, the underlying business assumptions that were previously used to determine the marketability of the intangible assets acquired or developed have been revised and the expected results of operations originally anticipated have not occurred and are not anticipated to occur. Therefore, we have written off approximately $201.0 million of our intangible assets during the fourth quarter ended March 31, 2001. These write-offs have been based on our expected return on our investments in accordance with FASB 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". These impairment losses are reflected in the consolidated statements of operations, and include the write-off of the following assets:

     1) goodwill of $26.0 million, $3.8 million, $5.0 million and $40.6 million relating to VirTx, VidiMedix, Illumea and PrimeRx, respectively,

     2) distribution channel of $31.1 million and deferred contract of $67.5 million relating to our contract with NCFE, and

     3) investment in Quantum of $27.0 million.

     We may not be able to generate sufficient revenues to fully recover the value of the remaining intangible assets and technology license costs of approximately $24.8 million and $2.8 million, respectively. For example, we recorded the value of remaining goodwill based on the discounted projected net cash flows from our acquired businesses. If the level of activity we experience does not support our revised projections, we may have future asset impairment of the remaining intangibles.

     Beginning in July 2000 we refocused on our infrastructure and business strategy. This resulted in a restructuring plan that is in the process of full implementation. In addition, we have decided to redirect our efforts in the U.K. and are in the process of disposing of our product segment in the U.K. As part of that process, we have voluntarily placed our wholly owned subsidiary, e-Net Technology, into receivership. The U.K. operations have been reflected as discontinued operations and are further disclosed in Note 12 to the consolidated financial statements. We have implemented additional reductions in work force over the last fiscal quarter of 2001 and the first quarter of 2002 to continue our planned reduction in costs. We have entered into a merger agreement with Chartwell Diversified Inc., (see note 23 to the consolidated financial statements). We believe that the combination of our technology services and pharmacy services with their healthcare operations will result in new business opportunities for growth of the combined operations, as well as provide financing resources.

RESULTS OF CONTINUING OPERATIONS


     Two Years Ended March 31, 2001 and 2000, and the Four Months Ended March 31, 1999

     The results of operations presented herein reflect our consolidated net sales and expenses from continuing operations. These results include all of our operations located in the United States. The financial information included herein are derived from the audited financial statements for the two years ended March 31, 2001 and 2000 and the four months ended March 31, 1999. In addition, we have included in the comparisons below the unaudited pro forma financial information for the year ended March 31, 2000 to include the acquisitions of VirTx and VidiMedix and the consolidation of PrimeRx, as if these transactions occurred on April 1, 1999.

          The table presented below reflects the results of operations from our continuing operations (in thousands). The results of our UK operations have been excluded:

                                                                                                                     Unaudited Pro
                                                      Information derived from audited financial statements          Forma Results
                                                     -------------------------------------------------------         -------------
                                                                                                For the Four             For the
                                                                                                Months Ended           Year Ended
                                                      For the Years Ended March 31,              March 31,              March 31,
                                                     -------------------------------            ------------         -------------
                                                        2001                  2000                  1999                 2000
                                                     ---------             ---------             -----------         -------------
Net sales                                            $  87,997             $     941             $      --             $  54,801
Costs and expenses:
  Cost of sales                                         63,200                   476                    --                40,147
  Research and development                               7,267                   710                    21                 4,207
  Sales and marketing                                    8,255                   772                    49                 6,200
  General and administrative                            55,909                 6,970                   701                17,253
  Write down of impaired assets                        201,034                    --                    --                    --
  Restructuring costs                                    1,626                    --                    --                    --
  Depreciation and
  amortization                                           9,988                   442                     1                 2,953
Total costs and expenses                               347,279                 9,370                   772                70,760
Operating loss from continuing operations             (259,282)               (8,429)                 (772)              (15,959)
Net loss from continuing operations                   (258,817)               (9,321)               (1,142)              (17,649)


YEARS ENDING MARCH 31, 2001 AND 2000

NET SALES

     Net sales for the year ended March 31, 2001 included operations from our pharmacy division and distance medicine division that were acquired and consolidated in the first quarter of the year, and exclude sales from our U.K. division that are reflected in discontinued operations (see discussions below and Note 12 to the consolidated financial statements). Net sales for the year ended 2001 increased 60.6 percent as compared to March 31, 2000 pro forma sales.

     The increase in sales for fiscal 2001 compared to fiscal 2000 resulted from the inclusion of $78.4 million in sales from our pharmacy services and an increase of $8.6 million from U.S. Internet services and related consulting. Sales from our internet services and consulting included $2.8 million from our distance medicine division and $6.7 million from our medical e-business services. The sales from our medical e-business services and consulting included $5.3 million from services provided to affiliates with which we have entered into contracts or agreements. Net sales for fiscal 2001 compared to proforma results for 2000 increased mainly due to $25.7 million increase in pharmacy operations which included newly acquired or opened pharmacies. The remaining increase resulted from the recognition of $7.5 million sales from our internet services.

COSTS AND EXPENSES

     Cost Of Sales

     Cost of sales for the year ended March 31, 2001 consist of the cost of pharmaceuticals sold through our pharmacy services and the cost of providing our Internet healthcare management systems that include hardware, software and services. There were no depreciation and amortization charges relating to cost of sales during the periods as our major software products were still under development. However, cost of sales will reflect such depreciation and amortization when incurred in the future in accordance with SAB topic 11. During the reported period ended March 31, 2000, cost of sales primarily consisted of professional services. Cost of sales as a percentage of net sales for the years ended March 31, 2001 and 2000 were 71.8 percent and 50.6 percent, respectively, compared to the pro forma results for the year ended March 31, 2000 of 73.3 percent. The decrease in cost of sales for fiscal 2001 compared to proforma results for 2000 is due to the change in revenue mix from approximately 95.0 percent pharmacy revenues in the 2000 proforma to 89.1 percent pharmacy revenues in 2001. Pharmacy cost of sales consisting of pharmaceuticals at a higher percent to revenues than the costs of providing internet services. In addition, a portion of the U.S. sales relating to internet and business consulting services in the first quarter of 2001 were provided by executive management whose compensation is not reflected in the cost of sales.

     Research And Development

     Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United States. During the year ended March 31, 2001 the costs expensed increased by $6.6 million and $3.1 million, respectively, as compared to the reported and proforma fiscal year ended March 31, 2000, respectively. In addition, we have capitalized approximately $2.0 million and $2.2 million of development costs for the years ended March 31, 2001 and 2000, respectively. These development costs were incurred for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. Pro forma research and development costs for the prior year include costs incurred for the development of multimedia technology. The costs incurred and capitalized to deferred software will be amortized over the useful life of the resulting software products once such software products are in service or available for sale. For the years ended March 31, 2001 and 2000, $379 thousand and $0 of these deferred software costs have been amortized.

     Sales And Marketing

     Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States. Sales and marketing costs for the year ended March 31, 2001 increased as compared to the pro forma results for March 31, 2000 by approximately $2.1 million. The net increase relates to the amortization of our preferred provider agreement with NCFE. Under the preferred provider agreement with NCFE, the Company obtained access to NCFE customers on July 27, 2000. Accordingly, during the year ended March 31, 2001 the Company recorded $2.4 million of amortization on the distribution channel and has reflected this cost in sales and marketing. The increase is partially offset by a decrease in the marketing and sales force as a result of our restructuring plan.

     General And Administrative, Including Non-Cash Compensation

     General and administrative costs mainly consist of salaries, facility costs, and professional fees. Non-cash compensation costs included in general and administrative costs were $1.4 million and $832 thousand for the years ended March 31, 2001 and 2000 respectively. These costs represent compensation paid to employees and consultants through the issuance of shares, warrants, and options. General and administrative costs increased for the year ended March 31, 2001 by $48.9 million and $38.7 million over the reported and proforma amounts for March 31, 2000, respectively. The increase for 2001 over the proforma results included $23.2 million related to pharmacy services and $3.8 million relating to increased operations of our acquired business. The remaining increase of approximately $11.7 million related to costs incurred to 1) expand our U.S. internet operations in accordance with our business plans and infrastructure development 2) broaden our financial and investment market visibility for future financing opportunities for our operations and planned expansion and 3) establish communication channels with our shareholders. These costs include legal fees, accounting fees, and other professional and consulting fees.

     Asset Impairment Write-offs

     During the fiscal year ended March 31, 2001 we recorded approximately $201.0 million of asset impairment charges. These charges were the result of our review of the existing intangible assets and investments reflected on our consolidated balance sheet. We reviewed the current relative value of each asset based on existing business and economic conditions as well as projected operating cash flows and current events. These impairment losses are reflected in the consolidated statement of operations in operating expenses, and include the write-down of the following assets: 1) goodwill of $26.1 million, $3.8 million, $5.0 million and $40.6 million relating to VirTx, VidiMedix, Illumea and PrimeRx, 2) distribution channel of $31.1 million and deferred contract of $67.5 million relating to our contract with NCFF and 3) investment in Quantum of $27 million. These impairment charges are further disclosed in the liquidity section herein.

     RESTRUCTURING COSTS

     During the quarter ended September 30, 2000 the Company's Senior Management completed its restructuring plan and began its implementation to integrate new acquisitions and eliminate redundancies within the Company. In accordance with this restructuring plan various activities were identified for elimination and employees were identified to be involuntarily terminated or relocated. In accordance with generally accepted accounting principles, the amount of the restructuring costs related to our acquisitions were accounted as an adjustment to the purchase price and reflected as an increase in goodwill. Other restructuring costs not related to exiting activities of acquisitions that did not exist prior to consummation date have been reflected in expense as restructuring costs. These costs of approximately $1.6 million include $750 thousand for corporate restructuring to consolidate functions and eliminate operational redundancies and $861 thousand to exit various activities that do not fit within the Company's business plan.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the year ended March 31, 2001 includes depreciation of property and equipment of approximately $1.6 million, amortization of deferred software of $379 thousand and amortization of goodwill of $8.0 million. Compared to the reported results in 2000, the increase for the year was approximately $1.5 million for depreciation of equipment, $379 thousand for deferred software and $7.6 million for the amortization of goodwill, respectively. During the last quarter of fiscal 2000 and the first quarter of fiscal 2001 we acquired three multimedia companies that resulted in approximately $49.0 million of goodwill, which was being amortized over a seven-year period. We also entered into a 30-year management contract with PrimeRx.com and acquired approximately 29 percent of its stock. We are consolidating this company and have, therefore, recorded the assets acquired and liabilities assumed, and minority interest at the acquisition date of approximately $40.6 million as goodwill. During the first three quarters of fiscal 2001, this goodwill was being amortized over a 30-year period consistent with our management contract term. In addition, we acquired a pharmacy services company in the first quarter of this year that resulted in approximately $2.7 million of goodwill being amortized over a 15-year period. The goodwill recorded in March 1999 for the acquisition of e-Net has been amortized over a ten-year period. As a result of our asset impairment charges discussed above, our goodwill has been written down in the fourth quarter based on management's revised projections of discounted cash flows. In addition, the unamortized goodwill relating to e-Net of $6.4 million has been written off and included in discontinued operations. The amortization periods and the write off of goodwill are based on managements' best estimate of the useful lives and estimated net cash flows of the businesses acquired based on the facts currently available.

OTHER INCOME (EXPENSE)

     Other income (expense) includes interest expense, interest income, and other income. The net other expense was $1.1 million and $1.2 million for the fiscal years ended March 31, 2001 and 2000. These costs have decreased in the current period compared to prior year. Interest expense of $2.0 million for the year ended March 31,2001 includes $400 thousand as a result of a settlement agreement with a private lender. Interest expense for the year ended March 31, 2000, included approximately $1.3 million of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. Interest costs include interest expense on our line of credit and bridge debt outstanding during the year. During our third and fourth quarter of 2000, we raised approximately $63.6 million of net proceeds through the sale of our common stock. As a result of the cash flow, we have recognized interest income for the year ended March 31, 2001 of approximately $880 thousand.

EXTRAORDINARY GAIN

     The extraordinary gain of approximately $357 thousand in fiscal 2000 relates to the exchange of bridge debt and its related origination fees and interest payable for the issuance of warrants.

FISCAL YEAR ENDED MARCH 31, 2000 AND FOUR MONTHS ENDED MARCH 31, 1999

     The results of operations presented herein reflect the Company and its subsidiaries' consolidated net sales and expenses. Prior to the acquisition of the online health care management system on January 7, 1999 the Company's net sales and operating expenses, interest income, and expense were minimal. The financial statements included herein present the audited financial statements for the year ended March 31, 2000 and for the four months ended March 31, 1999. The audited four-month period ended March 31, 1999 is not comparative to the twelve month period ended March 31, 2000.

NET SALES

     The sales for the year ended March 31, 2000 represented services and software products provided under our U.S. contracts, primarily from NCFE for projects delivered and accepted in line with our preferred provider agreement signed in February 2000. There were no sales from continuing operations for the four month period ended March 31, 1999.

COSTS AND EXPENSES

     Cost Of Sales

     Cost of sales primarily consist of salaries and consulting fees for the provision consulting services and software products under our U.S. contracts.

     Research And Development

     Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United States. During the year ended March 31, 2000 we expensed approximately $710 thousand in development costs and capitalized approximately $2.2 million. These development costs were incurred in the United States for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. The costs incurred and capitalized to deferred software costs will be amortized into expense over the useful life of the resulting software products once such software products are in service.

     Sales And Marketing

     Sales and marketing costs for the year ended March 31, 2000 increased over the four month period ended March 31, 1999 by approximately $723 thousand. Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States and market our Internet-based health care management system.

     General And Administrative, Including Non-Cash Compensation

     General and administrative costs mainly consist of salaries, facility costs, and professional fees. Non-cash compensation costs of $832 thousand in 2000 and $380 thousand in 1999 represents compensation paid to employees and consultants through the issuance of shares, warrants, and options. These combined costs for the year ended March 31, 2000 were related to our reorganization and infrastructure development, as well as the expansion of our U.S. operations in accordance with our business plans. These costs, which include legal fees, accounting fees, and other consulting fees, also represent our efforts to broaden our financial and investment market visibility and obtain funding for our operations and planned expansion.


     Depreciation And Amortization

     Depreciation and amortization for the year ended March 31, 2000 of $442 thousand includes the amortization of goodwill of $442 thousand. The primary increase over the four month period ended March 31, 1999 reflects the amortization of goodwill for the acquisition of e-Net. On February 29, 2000 the Company acquired VirTx, which resulted in approximately $31.0 million in goodwill. This goodwill was being amortized over a seven-year period. The goodwill recorded in March, 1999 for the acquisition of e-Net was being amortized over a ten-year period. The amortization periods are based on managements' best estimate of the useful lives of the businesses acquired.

OTHER INCOME (EXPENSE)

     Other income (expense) includes interest expense, interest income, and other income. Interest expense, of approximately $1.5 million for the year ended March 31, 2000 and $370 thousand for the four months ended March 31, 1999, includes approximately $1.2 million and $362 thousand of amortization of deferred financing costs, respectively, incurred as a result of the bridge financing obtained for the acquisition of e-Net. As of March 31, 2000, all deferred financing costs have been amortized. In addition, interest costs for fiscal 2000 include approximately $249 thousand interest expense on our bridge debt. During the third and fourth quarter of 2000, we raised approximately $63.6 million of net proceeds through the sale of our common stock. As a result of the cash flow, we have recorded interest income of approximately $280 thousand, which offsets the interest costs.

EXTRAORDINARY GAIN

     Extraordinary gain of $357 thousand in fiscal 2000 represents the gain we recognized resulting from the issuance of warrants in satisfaction of debt.



RESULTS OF DISCONTINUED OPERATIONS


     For the two years ended March 31, 2001 and 2000, and the four months ended March 31, 1999

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd, located in the U.K. On June 14, 2001, e-Net voluntarily filed for receivership. At the end of our fiscal year March 31, 2001, e-Net had in place a bank credit facility with the Bank of Wales for 2 million pounds sterling, which is approximately $2.8 million. During the month of May 2001, e-Net had approximately 700 thousand pounds sterling, which is approximately $1.1 million available under its credit facility. However, during this period the bank notified e-Net of its failure to meet all of the required covenants under the line and implemented the demand feature under the terms of the line. Efforts were taken to obtain a waiver on the defaults and to negotiate a new line of credit. Such efforts failed and as a result the Company voluntarily placed e-Net into receivership. Since we had previously decided that the resale of computer hardware and software was no longer in line with our business strategy, we concluded that our capital resources should be allocated to our domestic products. We hired PricewaterhouseCoopers to act as receiver for e-Net and to prepare and administer a plan of disposition that will concentrate on the selling or closing the resale business in the U.K.

     Although the measurement date of this event is in our first quarter of FY 2002, ending June 30, 2001, in accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment when the Measurement Date Occurs After the Balance Sheet Dated but Before the Issuance of Financial Statements", we have reflected the discontinued operations in our fiscal year ended March 31, 2001 and have reclassified the prior periods presentation to conform with the reporting requirements. We have estimated the net realizable value of the assets of the discontinued operations and have recorded a write down of $6.4 million.

The net sales, expenses, net assets and net liabilities of e-Net have been combined in our consolidated financial statements under discontinued operations, since these operations represented 100 percent of our product business segment and contributed less than one percent to any other business segment. The financial information included herein are derived from the audited consolidated financial statements for the two years ended March 31, 2001 and 2000 and the four months ended March 31, 1999, provides the components comprising the results from discontinued operations (in thousands):

                                                                    For the Years Ended March 31,          For the Four
                                                                    -----------------------------          Months Ended
                                                                      2001                2000            March 31, 1999
                                                                    --------             --------         --------------
Net sales                                                           $ 37,857             $ 45,043            $  2,650
Costs and expenses:
Cost of sales                                                         33,184               35,415               1,999
Research and development                                                 862                  805                  17
Sales and marketing                                                    6,879                4,484                 139
Write down of impaired assets                                          6,438                  --                  --
General and administrative                                             5,066                2,606                  66
Depreciation and amortization                                          1,693                1,474                  46
Total costs and expenses                                              54,122               44,784               2,267
Operating income (loss) from discontinued operations                 (16,265)                 259                 383
Interest and taxes                                                       170                  603                 146
Net income (loss) from discontinued operations                      $(16,435)            $   (344)           $    237

NET SALES

Essentially all sales generated by the U.K. subsidiary were from the sale, service, and installation of computer hardware and software. The sales at e-Net grew over 100 percent during the fiscal year ended March 31, 2000 as compared to e-Net's full fiscal year ended March 31, 1999 as a direct result of our penetration into the market through strategic alliances with Sun Microsystems, Cisco, and Oracle and the focus on business-to-business e-business solutions and the ability to leverage infrastructure alongside the e-commerce software and services.

     Net sales in the U.K. decreased from $45.0 million in 2000 to $37.9 million in 2001, or 16.0 percent, compared to the previous year. The decrease was attributable in part to the division not being able to meet equipment and delivery schedules as well as the division's failure to close several large contracts on a timely basis. The downturn in the economic conditions for the high technology industry in the United States during the year, particularly in the last quarter of our fiscal year, impacted the technology market in the U.K. causing a slow down in the growth of .com business due to lack of available investment and capital into the industry. These factors contributed to e-Net's inability to increase its sales of its esparto software product and increase its sales of computer hardware and software. The net sales of $2.7 million for the period ended March 31, 1999 reflect approximately thirteen days of operations consolidated from the U.K. subsidiary that was acquired on March 19, 1999.


COSTS AND EXPENSES

     Cost Of Sales

     The cost of sales represents the U.K. subsidiary's cost of hardware and software products plus the cost of installation and delivery. Cost of sales for e-Net increased as a percentage of revenues from 79 percent in fiscal 2000 to 88 percent in 2001. The increase in the percentage of cost of for fiscal 2001 is a direct result of the UK lowering its margins in order to compete to secure larger corporate sales.

     Research And Development

     Development costs represented development of the esparto software.

     Sales and marketing

     Sales and marketing costs for the U.K. operations consists primarily of salaries and travel costs of the U.K.'s sales force, marketing literature and advertising. These costs increased approximately $2.4 million in 2001 over 2000 as the result of increasing our sales force to implement e-Net's planned market penetration into the Internet market as well as for the sale of hardware and software.

     General And Administrative

     General and administrative costs of approximately $5.1 million include general office costs, executive and administrative salaries and professional fees. The increase in these costs of $2.5 million from the fiscal year ended March 31, 2000 reflects e-Net's build up in infrastructure for their planned growth into the ASP sector and obtaining major corporate contracts. These costs include relocation of the U.K.'s offices and the increase in personnel.

     Depreciation And Amortization

     Depreciation of approximately $1.7 million and $1.5 million for the years ended March 31, 2001 and 2000, respectively, represented the depreciation of equipment and vehicles in the United Kingdom. The increase in this cost in 2001 versus 2000 represents the increase in leased vehicles as a result of the increase in sales force in the U.K. over the past 18 months.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, operating costs have been funded through loans from private investors, sale of equity, and a credit facility. As of March 31, 2001, we had negative working capital of approximately $10.5 million (excluding working capital of discontinued operations), including cash and cash equivalents of $2.1 million. During the year ended March 31, 2001, cash used in operating activities approximated $32.6 million, primarily due to the net loss from the period of $74.2 million before asset impairment write downs of $201.0 million, and by the net change in operating assets and liabilities of $(900) thousand partially offset by depreciation and amortization expense of $12.3 million, including amortization of our distribution channel reflected in sales and marketing expense. Cash used for investing activities was approximately $15.2 million, primarily for $1.6 million investment in software development, $4.9 million in capital expenditures, $4.7 million in investments, $1.8 million business acquisitions and $2.2 million in cash advances to our U.K. operations. The $15.2 million use in cash was somewhat higher than expected for the Company's business strategy and plans for acquisitions and their required integration into the Company. This included approximately $12.5 million to fund the pharmacy division's cash flow requirements resulting from the build up in accounts receivable and inventory. Additional investments and capital expenditures were also required to implement the Company's contracts and rollout the healthcare management system. The Company used cash of $5.8 million in financing activities which consists primarily of treasury stock purchase of $937 thousand and net payments on long-term debt of $3.7 million.

     On August 12, 2000 the Board of Directors approved the repurchase in the open market of up to 2.0 million shares of the Company's common stock over an eighteen month period. During the quarter ended September 30, 2000, 187 thousand shares were acquired for approximately $937 thousand. No subsequent repurchases have been made and none are currently contemplated.

     In November, 2000 we settled a legal dispute with Startnest, LLC regarding a financing transaction that occurred during the third quarter in fiscal 2000. As a result, we were required to pay Startnest $1.0 million in cash in return for a Promissory Note from them, and deliver 1 million shares of the Company's common stock, resulting in a charge in the accompanying statements of operation for the year ended March 31, 2001 of $1.5 million. This note is due in full on September 30, 2003 only if the Company's stock market price is at least $10.00. Due to the contingent nature of this note the $1.0 million was not recorded as an asset and, therefore, the cash payment was reflected on the books as a reduction to the previous equity funding of $600 thousand and as interest expense of $400 thousand.

     Additionally, in November 2000 the Company signed a settlement agreement with certain of the prior shareholders of VidiMedix. This agreement was amended in February 2001. Under this amended settlement Agreement, the Company will issue $3.4 million in shares of its common stock to satisfy the earn out provisions in the VidiMedix purchase agreement. In accordance with the VidiMedix settlement agreement, the number of shares to be issued will be based on the calculated exchange ratio that will provide the highest number of shares to be issued equal to $3.4 million. The exchange ratios are to be determined based on several trigger dates. No shares have yet been issued. The VidiMedix Shareholders claim that the shares required to be issued under the average closing price calculation would be 6.0 million shares. This issuance of additional shares has been accounted for in the third quarter of 2001 as an addition to goodwill. According to the settlement agreement, the VidiMedix shareholders have the right to be paid either $4.0 million in cash or the calculated number of shares since the registration statement filed on March 7, 2001 was not effective by April 30, 2001. If these shareholders choose to be paid the $4.0 million in cash, NCFE has guaranteed the payment in exchange for the number of shares that would have been issued to the VidiMedix shareholders. These shares will be held by NCFE as collateral for the cash payment. Subsequent to April 30, 2001, we filed a lawsuit against the prior VidiMedix shareholders claiming among other things, misrepresentation, fraud and negligence and they filed a separate lawsuit against us for breach of contract of the Settlement Agreement, fraudulent and negligent inducement and misrepresentation and fraud. As a result to date there has been no settlement paid of either shares or cash to the prior VidiMedix shareholders.


In February 2001 the Company settled a dispute with those VidiMedix shareholders who were not parties to the November settlement agreement. Under this agreement the Company issued 136 thousand shares of common stock. This transaction was reflected as a legal expense.


     On February 20, 2001, we entered into an equity line facility for up to $50 million of our common stock. However, our ability to draw on this facility will be subject to prior registration of the shares and various other conditions, which may not be met. We may be unable to raise any additional amounts on reasonable terms, or at all, when needed.

     As of July 12, 2001, the Company had approximately $300 thousand in cash and has projected that continuing operations cannot support the Company's cash requirements to operate through our FY ended March 31, 2002 without other sources of funds.

     On July 16, 2001 we executed a definitive purchase agreement with         ,
an institutional investor with more than $700.0 million of assets under management, for the sale of $83.0 million of newly issued shares of common stock. Completion of the agreement is subject to several conditions, including the completion of the previously announced merger with Chartwell Diversified Services, Inc. and meeting various revenue and cash targets.

     Although the Company has entered into these agreements to provide equity funding, the sale of common stock to generate the fundings is contingent upon many targets that we cannot presently meet. Therefore, we cannot depend on these financing instruments to provide us the required funding to meet our operational needs. In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

          1. Meet our business plan to successfully sell and implement our products resulting in the collection of billed accounts receivable.

          2. Obtain payment on our delinquent receivables from affiliates to bring them into a more current status and reduce our investment in pharmacy inventories.

                    (a) The increase in our pharmacy accounts receivable is due to (i) new systems that were implemented just prior to signing our management agreement with PrimeMed in April 2000 and (ii) the failure to recognize and implement procedures to correct associated problems in integrating the system. The pharmacy products are sold on a retail and wholesale basis. The payors on these accounts are a mix between medical institutions and third party federal and private insurance plans. Our pharmacy gross accounts receivable average approximately 67 days outstanding whereas the planned aging is approximately 51 days old. There are no pharmacy receivables from related parties. During the last quarter of fiscal 2001 ending March 31, 2001, the Company identified and has written off old accounts receivable of approximately $4.4 million and has taken steps to put in place new management to oversee and implement new procedures for credit processing as well as collection follow up and procedures. As a result, we believe that many of the collection problems have been identified and are being corrected to reduce the average days outstanding.

                    (b) Our inventory primarily consists of pharmaceuticals owned by our pharmacy division, including PrimeRx. The consolidated balance sheet at March 31, 2001 includes inventory from the pharmacy operations that were consolidated beginning in April 2000. These operations were not consolidated in the March 31, 2000 consolidated balance sheet. Therefore, the entire $4.4 million increase is attributed to the consolidation the acquired operations.

                    (c) We expect that these corrections will bring down the previous required levels of funding from other operations. In addition, we have entered into Sale and Subservicing Agreements with NCFE, a related party, to fund our pharmacy accounts receivable on a weekly basis to provide a predictable level of working capital required to fund pharmacy operations

          3. Receipt of $590 thousand of equity financing and $4.0 million of debt financing from NCFE in accordance with the terms of our preferred provider agreement.

          4. Obtain capital required from NCFE per their commitments for required cash payments, if any, under our VidiMedix settlement agreement.

          5. Obtain additional funding either in the form of equity or debt financing to support our cash requirements through March 31, 2002.


If we are not successful in obtaining the funding or resolving the matters referred to above, and we do not obtain other sources of funding to replace these commitments, we will not be able to fund our operations or support capital needs and business plan beyond, September, 2001. Accordingly, our auditors have included an explanatory paragraph relating to the Company's ability to continue as a going concern in the auditor's report on the March 31, 2001 consolidated financial statements.

If we decide to enter into any other business ventures presently outside of our current business plan which would require additional cash, we will need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements.

We may be unable to raise any additional amounts on reasonable terms, or at all, when needed. If we are unable to raise such additional funding, we would have to curtail operations, which in turn would have an adverse effect on our financial position and results of operations and our ability to continue to operate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET/PRICE RISK

The Company is exposed to market risk in the normal course of its business operations. The company faces competition from, among others, Trizetto, Healtheon/WedMD, MedicaLogic/Medscape and must offer its products and services at prices the market will bear. Management believes that the Company is well positioned with its mix of products and services to take advantage of future price increases for these products and services. However, should the prices for our products decline, this could adversely affect the company's future profitability and competitiveness.

INTEREST RATE RISK

The Company's debt portfolio as of March 31, 2001 is composed entirely of debt denominated in US dollars. The Company has both fixed and variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rate on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. If interest rates significantly increase, the Company could incur additional interest expenses which would negatively affect its cash flow and future profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data are set forth on pages F-1 through F-33 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The audit of our consolidated financial statements as of and for the year ended March 31, 2000 was completed by Arthur Andersen LLP ("Andersen") as the Company's independent accountant. On March 8, 2001 we selected KPMG LLP ("KPMG") to act as the Company's new independent accountant and to audit the Company's financial statements for the fiscal year ending March 31, 2001.

     The reports of Andersen on the Company's financial statements for the fiscal years ended March 31, 1999 and March 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the two fiscal years ended March 31, 1999 and March 31, 2000, and the subsequent interim period through March 8, 2001, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The term "disagreement" means any disagreement between the personnel of the Company responsible for presentation of the Company's financial statements and any personnel of Andersen responsible for rendering Andersen's report on the Company's financial statements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its report.

     On March 9, 2001 we informed KPMG of our decision to select it as the Company's independent auditor for the fiscal year ending March 31, 2001 subject to the preparation and approval of a letter of engagement pursuant to which KPMG will perform an audit of the Company's financial statements for the fiscal year ending March 31, 2001. Prior to the date of engagement of KPMG, we had not consulted with KPMG regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

     The decision to accept the engagement of KPMG as the Company's independent accountant was recommended by the Audit Committee and approved on March 8, 2001 by our Board of Directors.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company as of July 12, 2001 are as follows:

NAME                               AGE                  POSITIONS HELD AND TENURE
----                               ---                  -------------------------
John F. Andrews.............        47       Chairman, President and Chief Executive Officer
Suzanne Hosch...............        42       Interim Chief Financial Officer
Ian McPherson...............        53       Managing Director of e-Net
W. Cedric Johnson...........        49       Director
Sam J. W. Romeo.............        60       Director
Albert Marston..............        65       Director
Donald H. Ayers.............        65       Director

     There is no family relationship between any director or executive officer of the Company.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he or she has served as such, and the principal occupations and employment of such persons during at least the last five years:

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

     Suzanne K. Hosch has served as our Interim Chief Financial Officer since May 15, 2001. Ms. Hosch joined e-MedSoft in April 2001 as our Corporate Controller. From October 1998 until April 2001, Ms. Hosch was employed by LC Footwear, LLC, doing business as Liz Claiborne Shoes as the Corporate Controller. From April 1996 to October 1998 Ms. Hosch served as the Assistant Controller for FelCor Lodging Trust in charge of SEC Reporting. FelCor is one of the nations largest real estate investment trust companies. Prior to joining FelCor, Ms. Hosch also served as Assistant Vice President of Finance at Lomas Mortgage Services from 1988 to 1996.

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

     Donald H. Ayers has served as a member of our Board of Directors since July 2000. Mr. Ayers currently serves as Vice Chairman, Chief Operating Officer, and a director of National Century Financial Enterprises, Inc., Mr. Ayers has 32 years of experience in the health care industry. In 1990, Mr. Ayers is an owner in Chartwell, which also owns TegRx. Mr. Ayers founded Falcon Receivable Systems, Inc., a company which was merged into a subsidiary of NCFE in December 1996. Previously, Mr. Ayers was president of two private healthcare management companies for 10 years and president of Grant Hospital in Columbus, Ohio for 13 years. Mr. Ayers holds a B.S. in Education and Psychology from Muskingum College in New Concord, Ohio and an M.B.A. in Health Care Management from George Washington University.

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

     Albert Marston, Ph.D. has served as a member of our board of directors since November 21, 2000. Dr. Marston has served as a Faculty Mediator and Professor Emeritus, Psychology and Psychiatry at the University of Southern California from 1994-1999 and has been a Mediator for the Los Angeles County Superior, Ventura County and Beverly Hills Courts. Dr. Marston is a Trustee for the Leibovitz Foundation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT UPDATE

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during the fiscal year ended March 31, 2001 and certain investment representations, no persons who were either a director, officer or beneficial owner of more than 10 percent of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100 thousand for the fiscal years ended March 31, 2001 and 2000, and the four months ended March 31, 1999:


                                                                                                LONG-TERM COMPENSATION
                                                                                ----------------------------------------------------
                                                 ANNUAL COMPENSATION                      AWARDS               PAYOUTS
                                       --------------------------------------   --------------------------     -------
                                                                                                SECURITIES
                                                                       OTHER                    UNDERLYING                  ALL
                                                                       ANNUAL   RESTRICTED       OPTIONS/                  OTHER
                                                                       COMPEN-    STOCK            SARS         LTIP       COMPEN-
NAME AND PRINCIPAL POSITION   YEAR      SALARY          BONUS          SATION    AWARD(S)        (NUMBER)      PAYOUTS     SATION
---------------------------   ----     --------        --------        ------   ----------      ----------     -------  ------------
John F. Andrews,........      2001     $550,000
  Chairman & CEO (1)          2000      500,000        $540,104          --            --        1,205,000       --           --
                              1999      125,000                          --            --               --       --           --
Marshall A. Gibbs,......      2001           --              --          --            --               --       --     $ 75,000(5)
  EVP, CTO (2)                2000      215,166         100,000          --            --           40,000       --           --
                              1999           --              --          --      $302,250               --       --           --
Margaret A. Harris,.....      2001      220,000          77,000          --            --           60,000       --     $110,000(5)
  SVP, CFO (3)                2000      220,000              --          --            --           60,000       --           --
                              1999           --              --          --            --               --       --           --
John Shepherd,..........      2001      214,759              --          --            --          200,000       --           --
  VP, COO (4)                 2000           --              --          --            --               --       --           --
                              1999           --              --          --            --               --       --           --

----------

     (1) During the four months ended March 31, 1999, Mr. Andrews was also advanced $25 thousand toward the next years' salary.

     (2)  Marshall A. Gibbs resigned as CTO on August 15, 2000.

     (3)  Margaret A. Harris resigned as CFO on May 15, 2001.

     (4) John Shepherd was promoted to COO on August 30, 2000. Mr. Shepherd was terminated on July 11, 2001.

     (5)  Represents severance payment.


OPTION GRANTS

     The following table provides information on stock options granted to our Chief Executive Officer and our Chief Operating Officer, our two most highly-compensated executives during the fiscal years ended March 31, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE
                                           INDIVIDUAL GRANTS                                     VALUE AT ASSUMED
                           --------------------------------------------------                      ANNUAL RATES
                           NUMBER OF       % OF TOTAL                                             OF STOCK PRICE
                           SECURITIES       OPTIONS                   MARKET                     APPRECIATION FOR
                           UNDERLYING     GRANTED TO                 PRICE ON                        OPTION TERM
                            OPTIONS      EMPLOYEES IN   EXERCISE     THE DATE    EXPIRATION    -----------------------
NAME                       GRANTED(#)     FISCAL YEAR    PRICE       OF GRANT       DATE          5%            10%
----                       ----------    ------------   --------     --------    ----------    --------     ----------
                                                               ($/SH)
John F. Andrews........        5,000         0.13%       $0.00       $8.38        04/28/10     $ 64,950     $   98,750
                               5,000         0.13%       $0.00       $8.38        05/31/10     $ 64,950     $   98,750
                               5,000         0.13%       $0.00       $8.00        06/30/10     $ 62,050     $   94,300
                             225,000         5.98%       $8.00       $8.00        06/30/10     $992,250     $2,443,500
                               5,000         0.13%       $0.00       $6.00        07/31/10     $ 46,550     $   70,750
                               5,000         0.13%       $0.00       $3.88        08/31/10     $ 30,050     $   45,700
                               5,000         0.13%       $0.00       $2.63        09/29/10     $ 20,350     $   30,950
                             225,000         5.98%       $2.63       $2.63        09/29/10     $325,125     $  802,125
                               5,000         0.13%       $0.00       $1.50        10/31/10     $ 11,650     $   17,700
                               5,000         0.13%       $0.00       $1.13        11/30/10     $  8,750     $   13,250
                               5,000         0.13%       $0.00       $0.63        12/29/10     $  4,850     $    7,350
                             225,000         5.98%       $0.63       $0.63        12/29/10     $ 77,625     $  190,125
                               5,000         0.13%       $0.00       $1.81        01/31/10     $ 14,050     $   21,350
                               5,000         0.13%       $0.00       $1.09        02/28/11     $  8,450     $   12.850
                             230,000         6.12%       $0.00       $0.67        03/30/11     $239,200     $  363,400

John Shepherd..........       50,000         1.33%       $7.63       $7.63        04/14/10     $210,250     $517,750
                             150,000         3.99%       $3.88       $3.88        08/31/10     $320,250     $789,750

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

YEAR-END OPTION VALUES

     The following table provides information respecting the options held by our Chief Executive Officer and our three other most highly compensated executive officers who were employed by the Company during the FY ended March 31, 2001. The executive officers did not exercise options during fiscal 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND OPTION VALUES AS OF MARCH 31, 2001

                                          NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                         UNDERLYING UNEXERCISED                    IN-THE-MONEY OPTIONS
                                      OPTIONS AT FISCAL YEAR-END(#)                AT FISCAL YEAR-END($)
                                    --------------------------------          --------------------------------
NAME                                EXERCISABLE        UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
----                                -----------        -------------          -----------        -------------
John F. Andrews.............         1,197,500                 --              $ 58,700                  --
Marshall A. Gibbs...........                --                 --                    --                  --
Margaret A. Harris..........           120,000             60,000              $     --             $    --
John Shepherd...............            96,500            103,500              $     --             $    --

Calculated based upon the closing price of our common stock as quoted on the American Stock Exchange on March 31, 2001 of $0.67 per share.

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

     The base salary under the Agreement is $500 thousand per year, which is to be increased by at least 10 percent at the end of each year. Mr. Andrews is also to receive a whole life insurance policy with a face amount of $2.0 million for his benefit; the use of a fully insured automobile; club dues for one country club and one luncheon club; disability and medical insurance; an allowance of up to $12.5 thousand per year for professional counseling and services; and four to five weeks of vacation per year.

     Mr. Andrews also had the right to immediately receive shares of the Company's common stock without any required payment 1) for each month of employment and 2) e-MedSoft meeting revenue and earnings targets on a quarterly basis.

     During fiscal 2000, we amended his employment agreement because he waived his rights to the shares earned from inception of his contract through January 15, 2000. In connection therewith, we agreed to pay Mr. Andrews a bonus for our fiscal year ended March 31, 2000 in the amount of $500 thousand over a two year period. In addition, the terms of the contract concerning stock and options were clarified and amended.

     Mr. Andrews now has the right to receive options to purchase shares of our common stock upon the occurrence of the following events:

          a. 5 thousand shares for each month he is employed commencing January 15, 2000.

          b. 50 thousand shares for each quarter in which we have gross revenues in excess of $7.0 million commencing with the quarter ending March 31, 2000.

          c. 175 thousand shares for each quarter in which we have gross revenues in excess of $20.0 million commencing with the quarter ending March 31, 2000.

          d. 350 thousand shares for each quarter in which we have gross revenues in excess of $50.0 million commencing with the quarter ending March 31, 2000.

     The option price for the options earned under subparagraph a. above will be zero. The option price for the options earned under b., c., and d., above will be determined by Mr. Andrews at the grant date.

     In addition to the above, Mr. Andrews is entitled to receive a percentage of the Company's net profit before taxes as follows:

          a. One percent of net profit before taxes for each quarter such profit exceeds $1.0 million plus

          b. Two percent of net profit before taxes for each quarter such profit exceeds $3.0 million plus

          c. Three percent of net profit before taxes for each quarter such profit exceeds $10.0 million plus

          d. Four percent of net profit before taxes for each quarter such profit exceeds $20.0 million.

     In the event of a "change in control" of the Company, as defined in the Agreement, Mr. Andrews has the right to terminate the Agreement and receive a $2.5 million payment. The Company believes it critical and vital to compensate Mr. Andrews in this manner as Mr. Andrews is critical to the Company's success and is likely to be so as the Company continues its attempts to achieve its business objectives and maximize its growth.

On January 10, 2000 we entered into an employment agreement with Marshall A. Gibbs, our Executive Vice President and Chief Technical Officer, retroactive to January 10, 1999. The initial term of the agreement expires in January 2002. Under the agreement, Mr. Gibbs' base salary was $250 thousand per year, and he was entitled to a $100 thousand signing bonus and options to purchase 40 thousand shares of our common stock. On August 15, 2000 Mr. Gibbs resigned from the Company and his directorship of B2B, Net Technologies, Ltd, our Australian subsidiary. In accordance with his separation agreement, he received 25 thousand shares of the Company's stock that was included in the stock award received during fiscal 2000 and a severance payment of $75 thousand, payable over six months.

     On August 30, 2000, the Company entered into an employment agreement with John Shepherd, our Vice President and Chief Operating Officer. The initial term of the agreement expires in August 2003 and will automatically renew for additional one year periods unless terminated by Mr. Shepherd or the Company. If Mr. Shepherd's employment is terminated by the Company without cause, or the Company willfully breaches a material provision of this agreement that is not cured within 30 days of written notice by Mr. Shepherd, Mr. Shepherd will receive a lump-sum amount equal to the greater of (1) the sum of twelve (12) months' pay, or (2) the sum of the monthly portion of the current salary times the number of months remaining until the Termination Date. If his employment is terminated by the Company with cause, Mr. Shepherd will receive no further compensation. Under the agreement, Mr. Shepherd's base salary is $225 thousand per year and he is eligible to receive in addition to his base salary, annual incentive compensation of up to 60 percent of his then current base salary. The annual incentive compensation will be based on business and personal performance objectives established by the President and Chief Executive Officer.

     Mr. Shepherd has the right to receive options to purchase 150 thousand shares of common stock. 80 thousand of the options have an accelerated vesting schedule and the remaining 70 thousand options shall be subject to normal vesting terms. In addition, Mr. Shepherd is eligible to receive quarterly stock option grants which will be determined by the establishment of milestones which are critical to the success of the Company. The annual pool will be 100 thousand stock options, with the maximum award each quarter being 25 thousand. On July 11, 2001, Mr. Shepherd was terminated from the Company and will receive severance in accordance with his employment agreement


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of July 12, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director and executive officer individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                                                    AMOUNT AND NATURE OF
                                                                   BENEFICIAL OWNERSHIP(2)
                                                                 -----------------------------     PERCENT
                                                                 OWNED            UNDERLYING          OF
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                         SHARES          OPTIONS/WARR.     CLASS(3)
----------------------------------------                         ------          -------------     --------
Directors and Executive Officers:
John F. Andrews (4) ...................................                --         1,437,500          1.7%
W. Cedric Johnson (5) .................................         2,405,363            20,000          3.0%
Sam J. W. Romeo M.D(6) ................................         1,721,793            20,000          2.2%
Donald H. Ayers(7) ....................................         3,877,500           270,000          5.1%
Albert Marston M.D ....................................                --            20,000            *
All Directors and Officers as a Group (5 persons) .....         8,004,656         1,767,500         12.0%

5% Stockholders:
TSI Technologies, LLC
c/o Emanuel Barling Jr.
233 Wilshire Blvd.
Suite 400
Santa Monica, CA 90401 ................................        18,881,460         4,800,000         27.6%
Sanga International
Mark Bielenson
c/o Pachulski, Stang, Ziehl & Young
10100 Santa Monica Blvd., Suite 110
Century City, CA 90067 ................................         9,130,000         2,000,000         13.4%
National Century Financial Enterprises, Inc.
6125 Memorial Drive
Dublin, Ohio 43017 ....................................         4,750,000                --          5.9%

----------

*    Less than one percent of the outstanding shares of common stock.

(1) Each director and officer of the Company may be reached through our principal executive offices, which are at 1300 Marsh Landing Parkway, Suite 106, Jacksonville, Florida 32250.

(2) The numbers shown include the shares of common stock actually owned as of July 12, 2001 and the underlying options and warrants representing shares that the person has the right or will have the right to acquire within 60 days of July 12, 2001.

(3) In calculating the percentage of ownership, all shares of common stock that the identified person will have the right to acquire within 60 days of July 12, 2001 upon the exercise of options and warrants are deemed to be outstanding for the purposes of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(4) Includes 1.4 million shares underlying stock options held by Mr. Andrews exercisable within 60 days of July 12, 2001, pursuant to the terms of his employment agreement.

(5) Includes 2.4 million shares held by CypherCom, Inc. for which Mr. Johnson serves as President and CEO.

(6) Includes 1.7 million shares held by University Affiliates, Inc. for which Mr. Romeo serves as President and CEO.

(7) Includes 1.1 million shares held of record by Mr. Ayers. Also includes 500 thousand shares held by Ayers, LLC, of which Mr. Ayers is the member. Also includes 25 percent of the 2.6 million shares held of record by Healthcare Capital LLC, 25 percent of the 4.8 million shares held of record by National Century Financial Enterprises, Inc., and 25 percent of the 1.9 million shares held of record by Intercontinental Investment Associates, Ltd, which represents his percentage interest in these entities. Mr. Ayers disclaims beneficial ownership of the shares held by the trust and the three entities of which he is a 25 percent owner.

     As a result of entering into the Agreement and Plan of Merger and Reorganization with Chartwell Diversified Services, the Company could issue up to 50 million shares of our common stock, which as of July 12, 2001 would constitute over 38 percent of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the quarter ended June 30, 2000, the Company advanced $2.0 million to University Affiliates for the purpose of creating a new joint venture to combine University Affiliates healthcare management expertise with the Company's internet healthcare management systems for the purpose of obtaining new business. Dr. Sam Romeo, President of University Affiliates is also on e-MedSoft.com's Board of Directors. At March 31, 2001, the companies had not entered into the joint venture. Per the original agreement to advance the funds, if a joint venture was not entered into by University Affiliate and e-MedSoft.com, University Affiliates would guarantee repayment of the $2.0 million advance by July 1, 2001. At this time the advance has not been repaid. The Company is currently negotiating a promissory note with University Affiliates for repayment.

     During the three months ended June 30, 2000, the Company recorded revenue of $855 thousand from consulting and software services provided to Millennium Healthcare, a company owned indirectly by NCFE and managed by Dr. Sam W. Romeo. Donald Ayers, a director of e-MedSoft.com is also a 25 percent owner and Vice-Chairman of NCFE. During the same period, the Company also recorded approximately $1.2 million in revenue from NCFE, for project management, infrastructure development, e-business implementation and planning and other consulting services. Approximately 20 percent of these services were provided prior to March 31, 2000 but not recognized into revenues until acceptance by the customer in the first quarter of fiscal 2001. The Company recorded the related party receivables based on its contracts and its best estimate of the amount ultimately to be realized. Company management, in consultation with its legal counsel, believed that the billings were collectible and expected to collect these outstanding receivables. As of July 12, 2001 we had not collected $4.3 million of these receivables.

     During the following nine months from July 1, 2000 to March 31, 2001, the Company recorded revenue of approximately $6.0 million from these companies for project management, infrastructure development, e-business implementation and other consulting and software services. As of March 31, 2001, the Company had an outstanding balance of approximately $2.3 million due from the two related entities. We obtained written representations from NCFE that it would pay all invoices as of December 31, 2000 for services rendered to NCFE and its subsidiaries and affiliates by July 31, 2001, and it would pay all invoices generated subsequent to December 31, 2000 on a more current basis in accordance with the terms of existing agreements. Although we have received various confirmations from NCFE as to the validity of the invoices and their commitment to pay the outstanding balances, to date the Company has not received payment from NCFE as previously guaranteed and therefore has not recognized any revenue associated with these services.

     On January 15, 2001 and March 2, 2001, the Company entered into two Sale and Subservicing agreements with NCFE to finance our pharmacy division operations through the sale of pharmacy trade receivables. We have received an approximately $6.6 million to date from NCFE under these Sale and Subservicing agreements. This program will continue as a means to provide determinable working capital for these operations.

     On June 8, 2001 we received additional funding from NCFE of approximately $2.3 million. This funding represented a financing loan for which we signed a one year promissory note bearing interest of a rate of 10 percent.

     The Company entered into a Management Services (Loan Out) Agreement (the "Management Agreement") with TegRx Pharmacy Management Co., Inc. ("TegRx") on March 6, 2001. The Agreement was for a period of ten years and gave TegRx all power and authority necessary to carry out the management of the pharmacy segment of the Company's business. TegRx is to be paid a management fee of the greater of $200,000 per month or 40 percent of EBITDA of the pharmacy segment for the previous month. TegRx is a majority owned operation of Chartwell which has ownership in common with NCFE. During FY 2001, the Company expensed TegRx management fees of $50 thousand.

     On May 14, 2001, we announced execution of an Agreement and Plan of Merger and Reorganization with Chartwell Diversified Services, Inc., which agreement was amended and restated in its entirety on June 4, 2001. Donald Ayers, a member of e-MedSoft.com's Board of Directors is a shareholder in Chartwell. Pursuant to this Merger, the outstanding shares of Chartwell shall be converted solely at our option (i) either into 50.0 million shares of the Company's common stock or $90.0 million in cash and (ii) warrants to purchase 20.0 million shares of the Company's common stock at the exchange ratio specified in the Merger Agreement. Chartwell Diversified Services, Inc. is a privately held company that provides home infusion services, clinical respiratory services, home medical equipment, home health services and specialty pharmacy services throughout the United States. The principal owners of Chartwell are also the principal owners of NCFE including Don Ayers, a director of e-MedSoft.com.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) 3. Exhibits.

 EXHIBIT
 NUMBER                     DESCRIPTION                                               LOCATION
 -------                    -----------                                               --------
    3.1        Articles of Incorporation, as Amended                   Incorporated by reference to the
                                                                       Registrant's Form S-18 Registration
                                                                       Statement (No. 33-8420-D)

    3.2        Bylaws                                                  Incorporated by reference to Registrant's
                                                                       Form S-18 Registration Statement (No.
                                                                       33-8420-D)

    3.3        Restated Articles of Incorporation                      Incorporated by reference to Exhibit 3.3
                                                                       to the Registrant's Form 10-KSB for the
                                                                       year ended March 31, 1999

   10.0        Stock Acquisition and Technology Transfer               Incorporated by reference to Exhibit 10 to
               Agreement dated December 22, 1998, between              the Registrant's Form 8-K dated January 7,
               MedTech, Inc. (formerly "High Hopes,                    1999
               Inc.") and Sanga e-Health LLC

   10.1        Loan and Security Agreement dated March                 Incorporated by reference to Exhibit 10.1
               19, 1999, among the Company, Trammel                    to the Registrant's Form 8-K dated March
               Investors LLC and Donald H. Ayers                       19, 1999

   10.2        Registration Rights Agreement among the                 Incorporated by reference to Exhibit 10.2
               Company, Trammel Investors LLC and Donald               to the Registrant's Form 8-K dated March
               H. Ayers                                                19, 1999

   10.3        Waiver, Rescission and Termination of                   Incorporated by reference to Exhibit 10.1
               Software License Agreement between Sanga                to Amendment No. 1 to the Registrant's
               e-Health LLC and Sanga Corporation dated                Form 8-K dated January 7, 1999
               December 2, 1998

   10.4        Assignment of Rights Under Financing                    Incorporated by reference to Exhibit 10.4
               Agreements                                              to the Registrant's Form 10-KSB for the
                                                                       year ended March 31, 1999

   10.5        Agreement with Donald H. Ayers dated June               Incorporated by reference to Exhibit 10.5
               14, 1999                                                to the Registrant's Form 10-KSB for the
                                                                       year ended March 31, 1999

   10.6        Agreement with Trammel Investors LLC dated              Incorporated by reference to Exhibit 10.6
               May 15, 1999                                            to the Registrant's Form 10-KSB for the
                                                                       year ended March 31, 1999

   10.7        Asset Purchase Agreement dated September                Incorporated by reference to Exhibit 10.7
               1, 1999 among Sanga e-Health LLC,                       to the Registrant's Form 8-K dated
               e-MedSoft.com, and University Affiliates                September 1, 1999
               IPA, Inc.

   10.8        Software License and Services Agreement                 Incorporated by reference to Exhibit 10.8
               dated September 1, 1999 between University              to the Registrant's Form 8-K dated
               Affiliates IPA, Inc. and e-MedSoft.com                  September 1, 1999

   10.9        Registration Rights Agreement dated                     Incorporated by reference to Exhibit 10.9
               September 1, 1999 between University                    to the Registrant's Form 8-K dated
               Affiliates IPA, Inc. and e-MedSoft.com                  September 1, 1999

  10.10        Corrected Agreement and Plan of Merger and              Incorporated by reference to Exhibit 10.1
               Reorganization dated February 21, 2000,                 to the Registrant's Form 8-K dated
               among e-MedSoft.com, VirTx Acquisition                  February 29, 2000 and amended on May 12,
               Corporation and VirTx, Inc.                             2000

  10.11        Acquisition and Joint Venture Agreement                 Incorporated by reference to Exhibit 10.11
               dated March 18, 2000, between CypherComm,               to the Registrant's Form 8-K dated March
               Inc. and the Company                                    18, 2000

  10.12        Management Services and Joint Venture                   Incorporated by reference to Exhibit 10.12
               Agreement dated April 6, 2000, between                  to the Registrant's Form 8-K/A filed on
               Prime RX.com, Inc. and e-MedSoft.com, as                May 2, 2000
               modified

  10.13        Master Preferred Provider Agreement                     Incorporated by reference to Exhibit 10.13
               between e-MedSoft.com and Prime RX.com,                 to the Registrant's Form 8-K/A filed on
               Inc.                                                    May 2, 2000

  10.14        Agreement dated April 7, 2000, between                  Incorporated by reference to Exhibit 10.14
               e-MedSoft.com and the shareholders of                   to the Registrant's Form 8-K/A filed on
               Prime RX.com, Inc.                                      May 2, 2000

  10.15        Agreement and Plan of Merger and                        Incorporated by reference to Exhibit 10.10
               Reorganization dated April 18, 2000, among              to Registrant's Form 8-K dated May 5, 2000
               e-MedSoft.com, Illumea Acquisition
               Corporation and Illumea Corporation

  10.16        Agreement and Plan of Merger and                        Incorporated by reference to the Exhibits to
               Reorganization, dated June 6, 2000, among               the Registrant's Current Report on Form 8-K, as
               the the Registrant, Vidimedix                           filed on June 28, 2000.
               Acquisition Corporation, and Vidimedix
               Corporation (10)

  10.17        Compromise and Settlement Agreement between             To be filed by amendment.
               Registrant and prior shareholders of
               Vidimedix Corporation+

  10.18        Common Stock Purchase Agreement between                 Incorporated by reference to the Exhibits to the
               e-MedSoft.com and Hoskin International Limited          Registrant's Current Report on Form 8-K, as

               dated February 20, 2001 (12)                            filed on March 2, 2001.

  10.19        Executive Employment Agreement between                  To be filed by amendment.
               Registrant and John F. Andrews dated as of
               January 15, 1999, amended January 15, 2000+

  10.20        Executive Employment Agreement between Registrant       To be filed by amendment.
               and John Shepherd dated August 30, 2000+

  10.21        1999 Stock Compensation Plan+                           To be filed by amendment.

  10.22        2000 Nonqualified Stock Option and Stock                To be filed by amendment.
               Bonus Plan+

  10.23        Amended and Restated Agreement and Plan of              Incorporated by reference to
               Merger and Reorganization dated June 4,
               2001, among e-MedSoft.com, CDS Acquisition
               Corporation and Chartwell Diversified
               Services, Inc.

   21.0        Subsidiaries of the Registrant                          Filed herewith electronically

   23.1        Consent of KPMG LLP                                     Filed herewith electronically

   23.2        Consent of Arthur Andersen LLP                          Filed herewith electronically


     (b) Reports on Form 8-K. The Company filed a Form 8-K dated March 2, 2001, reporting under Item 5 the Equity Line Agreement with Hoskin International. The Company filed a Form 8-K/A dated March 2, 2001, reporting under Item 5 the correction to exhibit 10.18 to the 8-K filed on March 2, 2001 for the Equity Line Agreement with Hoskin International. The Company filed a Form 8-K dated March 08, 2001, reporting under Item 4 the change of independent accounting firms from Arthur Andersen LLP to KPMG LLP. The Company filed a Form 8-K dated April 11, 2001, reporting under Item 2 the Settlement Agreement and Mutual Releases with PrimeRx and its shareholders. The Company filed a Form 8-K dated June 11, 2001 reporting under Item 5 further disclosures on the March 26th Settlement Agreement with PrimeRx. The Company filed a Form 8-K, dated July 16, 2001, reporting under Item 5 notification of late filing on Form 12b-25 relating to its Annual Report on Form 10-K.

                                  e-MEDSOFT.com

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

 Reports of Independent Public Accountants............................      F-1

  Consolidated Balance Sheets as of March 31, 2001 and 2000...........      F-3

  Consolidated Statements of Operations for the years ended
      March 31, 2001 and 2000, and the four months ended March
      31, 1999........................................................      F-4

  Consolidated Statements of Stockholders' Equity and Comprehensive
      Income (Loss) for the years ended March 31, 2001 and
      2000, and the four months ended March 31, 1999..................      F-5

 Consolidated Statements of Cash Flows for the years ended March
      31, 2001 and 2000, and the four months ended March 31, 1999.....      F-6

  Notes to Consolidated Financial Statements..........................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of e-MedSoft.com:

     We have audited the accompanying consolidated balance sheet of e-MedSoft.com and subsidiaries as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-MedSoft.com and subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ KPMG LLP

Jacksonville, Florida
July 23, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of e-MedSoft.com:

     We have audited the accompanying consolidated balance sheet of e-MedSoft.com (a Nevada corporation) and subsidiaries as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year ended March 31, 2000 and the four months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                        /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
June 28, 2000
                                  e-MEDSOFT.com

                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                     2001              2000
                                                                                   ---------         ---------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................................        $   2,061         $  55,635
  Accounts receivable, net of allowance for doubtful
     accounts of $5,300 in 2001 and $155 in 2000 ..........................            8,994               711
  Accounts receivable from affiliates, net of allowance for
     doubtful accounts of $1,000 in 2001 and $0 in 2000 ...................              783                --
  Other receivables .......................................................              308               184
  Inventory ...............................................................            4,554               112
  Prepayments and other ...................................................              880               231
                                                                                   ---------         ---------
                                                                                      17,580            56,873
                                                                                   ---------         ---------
Non-current Assets:
  Property and equipment, net .............................................            5,677               661
  Goodwill, net of accumulated amortization of $2,749 in 2001 and $1,206
     in 2000 ..............................................................           11,404            30,620
  Investments .............................................................               --            25,203
  Technology license fee ..................................................            2,800             2,800
  Deferred software costs .................................................           10,856             8,640
  Distribution channel ....................................................            2,500            36,100
  Deferred contract .......................................................               --            67,463
  Assets of discontinued operations .......................................            9,340            31,464
  Other assets ............................................................            4,899               881
                                                                                   ---------         ---------
                                                                                      47,476           203,832
                                                                                   ---------         ---------
                                                                                   $  65,056         $ 260,705
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ........................................................        $  15,645         $   2,464
  Accrued liabilities .....................................................            6,535             2,133
  Related party debt ......................................................            2,904               139
  Liabilities of discontinued operations ..................................           12,546            22,470
  Current maturities of long-term debt and capital leases .................            2,960               625
                                                                                   ---------         ---------
                                                                                      40,590            27,831
                                                                                   ---------         ---------
Long-Term Liabilities:
  Capital leases ..........................................................              878                 4
  Debt ....................................................................            3,077                68
  Long-term debt and lease commitments of discontinued operations .........            2,358               735
  Lease commitments .......................................................            3,223             3,064
                                                                                   ---------         ---------
                                                                                       9,536             3,871

Minority interest .........................................................            7,351                --
Stockholders' Equity:
  Common shares, $.001 par value, 200,000 shares
     authorized, 79,388 and 75,735, issued and
     outstanding at March 31, 2001 and 2000, respectively .................               79                76
  Paid in capital .........................................................          303,685           244,496
  Stock subscription ......................................................           (5,000)           (5,000)
  Deferred charge - equity financing ......................................           (4,616)               --
  Accumulated deficit .....................................................         (285,822)          (10,570)
  Accumulated other comprehensive income ..................................              190                 1
  Less treasury shares at cost ............................................             (937)               --
                                                                                   ---------         ---------
                                                                                       7,579           229,003
                                                                                   ---------         ---------
                                                                                   $  65,056         $ 260,705
                                                                                   =========         =========

                     See accompanying notes to consolidated
                             financial statements.

                                  e-MEDSOFT.com

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MARCH 31, 2001 AND 2000 AND
                      THE FOUR MONTHS ENDED MARCH 31, 1999
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                                      2001               2000              1999
                                                                                   ----------         ---------         ---------
NET SALES
   Non affiliates ..........................................................       $   81,997         $     941         $      --
   Affiliates ..............................................................            6,000                --                --
                                                                                   ----------         ---------         ---------
        Total Net Sales ....................................................           87,997               941
                                                                                   ----------         ---------         ---------

COSTS AND EXPENSES:
  Cost of sales ............................................................           63,200               476                --
  Research and development .................................................            7,267               710                21
  Sales and marketing expense ..............................................            8,255               772                49
  General and administrative ...............................................           55,909             6,970               701
  Asset impairment charges .................................................          201,034                --                --
  Restructuring costs ......................................................            1,626                --                --
  Depreciation and amortization ............................................            9,988               442                 1
                                                                                   ----------         ---------         ---------
     Total Costs and Expenses ..............................................          347,279             9,370               772
                                                                                   ----------         ---------         ---------

OPERATING LOSS .............................................................         (259,282)           (8,429)             (772)

OTHER INCOME (EXPENSE):
  Interest expense .........................................................           (2,018)           (1,493)             (370)
  Interest income ..........................................................              880               280                --
  Other income (expense) ...................................................               --               (36)               --
                                                                                   ----------         ---------         ---------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY INCOME AND MINORITY
  INTEREST .................................................................         (260,420)           (9,678)           (1,142)
EXTRAORDINARY INCOME .......................................................               --               357                --
                                                                                   ----------         ---------         ---------

LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND MINORITY INTEREST ....         (260,420)           (9,321)           (1,142)
MINORITY INTEREST, NET OF TAXES ............................................            1,603                --                --
INCOME TAXES ...............................................................               --                --                --
                                                                                   ----------         ---------         ---------

NET LOSS FROM CONTINUING OPERATIONS ........................................         (258,817)           (9,321)           (1,142)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS .............................          (16,435)             (344)              237
                                                                                   ----------         ---------         ---------
NET LOSS ...................................................................       $ (275,252)        $  (9,665)        $    (905)
                                                                                   ==========         =========         =========
BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS ................       $    (3.25)        $   (0.17)        $   (0.03)
                                                                                   ==========         =========         =========
BASIC AND DILUTED (LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS .....       $    (0.21)        $   (0.01)        $    0.01
                                                                                   ==========         =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING ........................................           79,587            56,345            38,061


                     See accompanying notes to consolidated
                              financial statements.

                                  e-MEDSOFT.com

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED MARCH 31, 2001 AND 2000 AND
                      THE FOUR MONTHS ENDED MARCH 31, 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                   COMMON SHARES
                                             -------------------------      PAID-IN          STOCK        TREASURY       DEFERRED
                                                NUMBER        AMOUNT        CAPITAL      SUBSCRIPTION       STOCK         CHARGES
                                             -----------    ----------   -------------   ------------   ------------   ------------
OPENING BALANCE, TSI DECEMBER 1, 1998 ....            --    $       --   $          --    $        --    $        --    $        --
Recapitalization of e-MedSoft ............         7,801             8               2             --             --             --
Restricted common stock issued for
  acquisition of TSI assets ..............        43,970            44             (44)            --             --             --
Restricted common shares issued for
  services ...............................            45            --             155             --             --             --
Issue of warrants for services ...........            --            --             225             --             --             --
Restricted common stock contributed
  by TSI for acquisition of e-Net ........            --            --           5,400             --             --             --
Restricted common stock contributed
  by TSI for loan inducement .............            --            --           1,213             --             --             --
Comprehensive income (loss):
Operating losses of TSI through
  acquisition, January 7, 1999 ...........            --            --              --             --             --             --
Operating losses of e-MedSoft for
  the period January 8, 1999 to
  March 31, 1999 .........................            --            --              --             --             --             --
Translation adjustment ...................            --            --              --             --             --             --
                                             -----------    ----------   -------------    -----------    -----------    -----------
BALANCE, MARCH 31, 1999 ..................        51,816    $       52   $       6,951    $        --    $        --    $        --
Restricted common stock issued in
  acquisitions ...........................         1,854             2          30,180             --             --             --
Restricted common stock issued for
  cash ...................................         8,155             8          63,625             --             --             --
Restricted common stock issued for
  assets .................................         3,127             3          29,465             --             --             --
Restricted common stock issued to
  NCFE for assets ........................         9,500            10         112,803         (5,000)            --             --
Warrants issued for payment of
  debt ...................................            --            --             506             --             --             --
Common stock issued on exercise of
  warrants ...............................         1,217             1             100             --             --             --
Common stock issued on exercise of
  stock options ..........................            33            --              34             --             --             --
Common stock issued for services .........            33            --             615             --             --             --
Stock options and warrants issued
  for services ...........................            --            --             217             --             --             --
Comprehensive loss:
Net loss .................................            --            --              --             --             --             --
Translation adjustment ...................            --            --              --             --             --             --
                                             -----------    ----------   -------------    -----------    -----------    -----------
BALANCE, MARCH 31, 2000 ..................        75,735    $       76   $     244,496    $    (5,000)   $        --    $        --
Restricted common stock issued in
  acquisitions ...........................         4,425             4          41,728             --             --             --
Restricted common stock issued for
  services ...............................         1,000             1           1,399             --             --             --
Restricted common stock contributed by
  TSI and reversal of previously issued
  common stock for legal settlement ......          (300)           --           1,040             --             --             --
Warrants issued for acquisitions .........            --            --           1,976             --             --             --
Common stock issued on exercise of
  warrants ...............................           175            --             512             --             --             --
Common Stock issued on exercise of
  stock options ..........................            82            --             138             --             --             --
Common stock issued for services .........           689             1           1,614             --             --             --
Stock options and warrants issued
  for services ...........................            --            --           2,700             --             --             --
Earn out settlement on acquisition .......           136            --           3,561             --             --             --
Stock options issued in acquisitions .....            --            --           1,165             --             --             --
Warrants issued for deferred equity
  funding costs ..........................            --            --           3,817             --             --             --
Warrants issued for deferred financing ...            --            --              --             --             --         (4,616)
Capital contributions ....................            86            --           1,515             --             --             --
Purchase of 187 thousand treasury shares .            --            --              --             --           (937)            --
Expiration of warrants ...................            --            --          (1,976)            --             --             --
Abandonment of common stock issued
  in acquisitions ........................        (2,640)           (3)             --             --             --             --
Comprehensive loss .......................            --            --              --             --             --             --
Net loss .................................            --            --              --             --             --             --
Translation adjustment ...................            --            --              --             --             --             --
                                             -----------    ----------   -------------    -----------    -----------    -----------
BALANCE, MARCH 31, 2001 ..................        79,388    $       79   $     303,685    $    (5,000)   $      (937)   $    (4,616)
                                             ===========    ==========   =============    ===========    ===========    ===========


                                                              ACCUMULATED
                                                                 OTHER
                                               ACCUMULATED   COMPREHENSIVE        TOTAL
                                                 DEFICIT      INCOME(LOSS)       EQUITY
                                              -------------  -------------   -------------
OPENING BALANCE, TSI DECEMBER 1, 1998 ....    $          --     $      --    $          --
Recapitalization of e-MedSoft ............               --            --               10
Restricted common stock issued for
  acquisition of TSI assets ..............               --            --               --
Restricted common shares issued for
  services ...............................               --            --              155
Issue of warrants for services ...........               --            --              225
Restricted common stock contributed
  by TSI for acquisition of e-Net ........               --            --            5,400
Restricted common stock contributed
  by TSI for loan inducement .............               --            --            1,213
Comprehensive income (loss):
Operating losses of TSI through
  acquisition, January 7, 1999 ...........              (34)           --              (34)
Operating losses of e-MedSoft for
  the period January 8, 1999 to
  March 31, 1999 .........................             (871)           --             (871)
Translation adjustment ...................               --            14               14
                                              -------------     ---------    -------------
BALANCE, MARCH 31, 1999 ..................    $        (905)    $      14    $       6,112
Restricted common stock issued in
  acquisitions ...........................               --            --           30,182
Restricted common stock issued for
  cash ...................................               --            --           63,633
Restricted common stock issued for
  assets .................................               --            --           29,468
Restricted common stock issued to
  NCFE for assets ........................               --            --          107,813
Warrants issued for payment of
  debt ...................................               --            --              506
Common stock issued on exercise of
  warrants ...............................               --            --              102
Common stock issued on exercise of
  stock options ..........................               --            --               33
Common stock issued for services .........               --            --              615
Stock options and warrants issued
  for services ...........................               --            --              217
Comprehensive loss:
Net loss .................................           (9,665)           --           (9,665)
Translation adjustment ...................               --           (13)             (13)
                                              -------------     ---------    -------------
BALANCE, MARCH 31, 2000 ..................    $     (10,570)    $       1    $     229,003
Restricted common stock issued in
  acquisitions ...........................               --            --           41,732
Restricted common stock issued for
  services ...............................               --            --            1,400
Restricted common stock contributed by
  TSI and reversal of previously issued
  common stock for legal settlement ......               --            --            1,040
Warrants issued for acquisitions .........               --            --            1,976
Common stock issued on exercise of
  warrants ...............................               --            --              512
Common Stock issued on exercise of
  stock options ..........................               --            --              138
Common stock issued for services .........               --            --            1,615
Stock options and warrants issued
  for services ...........................               --            --            2,700
Earn out settlement on acquisition .......               --            --            3,561
Stock options issued in acquisitions .....               --            --            1,165
Warrants issued for deferred equity                                                  3,817
  funding costs ..........................               --            --
Warrants issued for deferred financing ...               --            --           (4,616)
Capital contributions ....................               --            --            1,515
Purchase of treasury shares ..............               --            --             (937)
Expiration of warrants ...................               --            --           (1,976)
Abandonment of common stock issued
  in acquisitions ........................               --            --               (3)
Comprehensive loss:
Net loss .................................         (275,252)           --         (275,252)
Translation adjustment ...................               --           189              189
                                              -------------     ---------    -------------
BALANCE, MARCH 31, 2001 ..................    $    (285,822)    $     190    $       7,579
                                              =============     =========    =============


          See accompanying notes to consolidated financial statements.

                                  e-MEDSOFT.com

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 2001 AND 2000 AND
                      THE FOUR MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)


                                                                     2001           2000           1999
                                                                  ---------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................     $(275,252)      $ (9,665)      $   (905)
  Add loss (income) from discontinued operations.............        16,435            344           (237)
  Minority interest..........................................        (1,603)            --             --
  Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
  Impairment charges ........................................       201,034             --             --
  Losses of joint venture ...................................           519             --             --
  Non cash compensation .....................................         1,431             --             --
  Other non cash expenses ...................................         5,839             --             --
  Gain on exchange of debt for warrants .....................            --           (357)            --
  Provision for doubtful accounts ...........................         6,655            193             --
  Depreciation ..............................................         1,971             73             --
  Amortization of goodwill and other intangibles ............         8,017            369             --
  Amortization of deferred financing costs ..................            --          1,243            362
  Amortization of distribution channel ......................         2,448             --             --
  Issuance of shares and warrants for services provided .....         1,584            832            380
  Other .....................................................          (754)            --             --
  Net change in assets and liabilities affecting
     operations, net of acquisitions:
     Accounts receivable ....................................        (7,299)          (646)            --
     Inventory ..............................................           146            (82)            --
     Prepayments and other ..................................          (215)          (378)            20
     Related party receivables ..............................            --             --           (186)
     Accounts payable and accrued liabilities ...............         6,471          3,116            176
                                                                  ---------       --------       --------
  Net Cash Used In Operating Activities......................       (32,573)        (4,958)          (390)
                                                                  ---------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of cash acquired ................        (1,830)          (808)        (2,254)
  Capital expenditures ......................................        (4,838)          (466)            --
  Cash (advances) receipts from discontinued operations......        (2,247)           328              1
  Investment in software ....................................        (1,558)        (4,172)            --
  Payment for deferred contract .............................            --           (511)            --
  Purchase of long-term investment ..........................            --           (770)            --
  Other investments .........................................        (4,686)          (154)            --
                                                                  ---------       --------       --------
     Cash Used In Investing Activities ......................       (15,159)        (6,553)        (2,254)
                                                                  ---------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt ................................       (16,870)          (561)            --
  Proceeds from long-term debt ..............................        13,142          3,889          1,500
  Proceeds from other long-term liabilities .................            --             --          1,500
  Payments on other long-term liabilities ...................            --             --           (306)
  Repayments of capital lease obligations ...................          (428)            --             --
  Treasury stock purchases ..................................          (937)             --             --
  Proceeds from exercise of stock options and warrants ......           651            135             --
  Equity financing ..........................................            --         63,633             --
  Cost of equity financing ..................................        (1,400)            --             --
                                                                  ---------       --------       --------
     Cash  (Used in) Provided By Financing Activities .......        (5,842)        67,096          2,694
                                                                  ---------       --------       --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............       (53,574)        55,585             50
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD ....        55,635             50             --
                                                                  ---------       --------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ..........     $   2,061       $ 55,635       $     50
                                                                  =========       ========       ========


          See accompanying notes to consolidated financial statements.

                                  e-MEDSOFT.com

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Risk

     e-MedSoft.com ("e-MedSoft" or the "Company") was initially organized in Nevada on August 25, 1986, under the name of High Hopes, Inc., in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

e-MedSoft acquired and has continued to develop an Internet-based information and transaction platform application and software designed to facilitate and streamline interactions among physicians, payers, suppliers and patients. During the year ended March 31, 2000, the Company acquired a multimedia company, VirTx, Inc., entered into a preferred provider agreement with National Century Financial Enterprises, Inc. ("NCFE") to provide its services and software solutions, acquired and entered into software license agreements with University Affiliates and Quantum Digital Solutions Corporation to introduce new health care products, and lastly acquired an ownership interest and entered into a license agreement with B2B, an Australian Company, to distribute e-MedSoft product in Australia and Asia. During the year ended March 31, 2001, the Company acquired of two multimedia companies, Illumea Corporation and VidiMedix Corporation, and a pharmaceutical company, Resource Healthcare (See Note 3). In addition, during the year ended March 31, 2001, the Company acquired 29 percent ownership and we entered into a 30 year management agreement and a preferred provider agreement with PrimeRx.com, Inc. ("PrimeRx") a pharmacy management services company. The operating results and related assets and liabilities of the acquired businesses have been consolidated into our financial statements from the date of transaction based on accounting principals generally accepted in the United States.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Accounting Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Accounts Receivable

     Accounts receivable consists primarily of trade receivables from the sale of pharmacy prescription drugs and other pharmacy products and services as well as internet products and services to the Company's customers. The Company reviews its trade receivables for collectability and provides an allowance for uncollectible balances based upon management's best estimates. Approximately
86.7 percent of the Company's total trade receivables (net) represent receivables of our pharmacy division of $8.5 million. Pharmacy sales are generated at the time our pharmacy dispenses drugs to a patient that is covered by a third party payor arrangement. Sales are primarily to Commercial and Managed Care accounts (64.7 percent), Medicare/Medicaid (17.5 percent) and institutions (16.4 percent). Of the remaining $1.3 million of our receivable balance approximately $783 thousand is due from related parties.

Inventory

     Inventory consists primarily of pharmaceuticals and pharmacy products and is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. At March 31, 2001, the Company owed a vendor $9.1 million for pharmaceutical inventory and is included in accounts payable on the consolidated balance sheet.

Fair Value of Financial Instruments and Concentration of Sales and Credit Risk

     The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Company's debt and capital leases approximate their fair value because of the short maturities and/or interest rates which are comparable to those available to the Company on similar terms.

Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method based on the estimated useful life of the related asset. Useful lives are generally three to six years except for leasehold improvements and equipment acquired under capital leases which are amortized over the shorter of the remaining lease term or the estimated useful life of the related asset.

Goodwill

     Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight-line method.

     Goodwill related to the acquisition of our multimedia companies, Illumea and VidiMedix, is amortized over a seven-year period and goodwill related to the acquisition of Resource Healthcare Pharmacy is amortized over a fifteen-year period. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill recorded may not be recoverable (See Notes 3 and 4). When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of the goodwill to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses discounted future expected net cash flows to determine the amount of impairment loss.

Software Development Costs

     The Company is internally developing software and has acquired software that it plans to market to providers, payers, suppliers and consumers through licensing of software and through hosting service as an application service provider. Costs incurred related to the development of software to be licensed prior to technological feasibility have been expensed. Under Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", once the Company concludes that technological feasibility is obtained, all subsequent development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software development costs incurred related to software to be used internally as part of a hosting arrangement have been capitalized in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Internally Developed or Obtained for Internal Use". Software development costs expensed are included in research and development expenses in the accompanying consolidated statements of operations and were approximately $7.3 million and $710 thousand for the two fiscal years ended March 31, 2001 and 2000, respectively, and $21 thousand the four-month period ended March 31, 1999. During the years ended March 31, 2001 and 2000, the Company incurred salary and contractor costs of approximately $2.0 million and $2.2 million, respectively, that were capitalized.

Recognition of Sales

     The Company's software products and services are provided based upon purchase orders and written contractual agreements. Software sales are recognized upon acceptance by the customer. Sales from services are recorded upon performance. Sales from maintenance contracts are recognized on a straight-line basis over the contract period. The sales components for the fiscal year ended March 31, 2001 and 2000 and the four-month period ended March 31, 1999 is summarized as follows (in thousands):

                                         2001              2000           1999
                                        -------          -------          -----
 Pharmacy ....................          $78,410          $    --          $  --
 Internet Services ...........            9,587              941             --
                                        -------          -------          -----
                                        $87,997          $   941          $  --
                                        =======          =======          =====

Income Taxes

    The Company accounts for income taxes pursuant to SFAS 109, "Accounting for Income Taxes," which uses the asset and liability method to calculate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

         A summary of the shares used to compute net loss per share is as follows (in thousands):


                                                                           YEAR ENDED          YEAR ENDED     FOUR MONTHS ENDED
                                                                         MARCH 31, 2001      MARCH 31, 2000     MARCH 31, 1999
                                                                         --------------      --------------   -----------------
               Weighted average common shares used to compute basic          79,587              56,345            38,061
                 net loss per share
               Effect of dilutive securities ......................            --                  --                 --
                                                                            -------              ------            ------
               Weighted average common shares used to compute
                 diluted net loss per share .......................          79,587              56,345            38,061
                                                                             ======              ======            ======

    For the years ended March 31, 2001 and 2000 and the four months ended March 31, 1999, options and warrants to purchase 13.4 million, 5.7 million and 1.7 million shares of common stock, respectively, were excluded from the computation of diluted loss per share as such options and warrants were anti-dilutive.

Reclassifications

    Certain previously reported amounts have been reclassified to conform with the current year presentation.

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

2. LIQUIDITY AND CAPITAL RESOURCES

     The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in our Notes 3 and 4, the Company has recorded material asset impairment charges in the fiscal year ended March 31, 2001. The development of some key products that the Company was relying on to generate revenue have been decreased or abandoned. In addition, funding that the Company expected to receive from existing agreements and commitments has not occurred. At March 31, 2001, the Company had negative working capital from continuing operations of $10.5 million (excluding working capital of discontinued operations) and cash and cash equivalents have decreased from $55.6 million at March 31, 2000 to $2.1 million at March 31, 2001.

     The Company's ability to continue to operate as a going concern is dependent on its ability to raise additional capital through issuance of additional equity securities. There is no guarantee that funding will be available on terms acceptable to the Company.

3. BUSINESS COMBINATIONS AND JOINT VENTURES


ACQUISITIONS AND JOINT VENTURES FROM INCEPTION THROUGH MARCH 31, 2000

Acquisition of Health Care Management System

    On January 7, 1999, the Company consummated the agreement dated December 29, 1998 between e-MedSoft.com and Technologies and Holdings, LLC ("TSI") to acquire from TSI, the rights to a JAVA-based, on-line healthcare management system in exchange for 41.4 million restricted shares (post-split) of the Company's common stock. In addition, in exchange for finder's fees and services, the Company issued 2.6 million restricted shares of the Company's common stock and 1.0 million warrants to purchase restricted shares of the Company's common stock exercisable at $.25 per share over five years. As a result of these transactions, TSI owned approximately 80 percent of the then outstanding shares and is considered the acquiring company. This transaction is considered a reverse acquisition that resulted in a capital reorganization. Accordingly, the Company's assets have been reflected at book value and the acquiring company's assets at acquisition date have been reflected at their carryover basis. There has been no goodwill or intangible assets recognized for this acquisition in the consolidated financial statements. No significant costs were incurred in preparing the software for commercial use prior to December 1, 1998. In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999, which has been reflected for all data presented.

Acquisition of e-Net Technology LTD

     On March 19, 1999, the Company completed the acquisition of all of the issued and outstanding stock of e-Net Technology Ltd. ("e-Net"), a U.K. based company, for approximately $7.6 million consisting of $2.2 million in cash and $5.4 million in stock. e-Net was a diversified computer services company, providing training, technical support, computer software and computer hardware to a broad range of customers. This acquisition was accounted for under the purchase method.

    The Company purchased the shares of e-Net pursuant to a Share Acquisition Agreement, which was originally entered into on July 22, 1998 between e-Net's shareholders and Sanga International ("Sanga"). (During the period, Sanga was a member of e-MedSoft's principal stockholder, TSI, and it ceased being a member on July 30, 1999.) The Company paid $2.2 million in cash at the time of the closing. Of this amount $1.5 million was borrowed and the balance was paid out of working capital (see Note 5). In addition, TSI contributed and transferred
3.0 million of its restricted shares to Sanga for consideration of Sanga's assignment of all rights and obligations under its agreement. The Company obtained an appraisal for the valuation of these shares. These shares were valued based on the market price of the shares at closing date of the transaction and discounted to take into consideration the marketability of the shares issued, the restrictive nature of the shares and the limited trading history of the stock. As a result, a 54 percent discount was applied to the market price to determine fair market value of $5.4 million. The following table details the allocation of the e-Net purchase price (in thousands):

               Purchase price ...............      $7,590
               Acquisition costs ............          65
                                                   ------
               Adjusted purchase price ......       7,655
               Add: excess of liabilities
               assumed over assets acquired..         428
                                                   ------
               Goodwill .....................      $8,083
                                                   ======


    The 10-year amortization of goodwill represented management's best estimate of the future benefit of this acquisition.

     On June 15, 2001, we voluntarily placed e-Net into receivership and appointed a receiver. Accordingly, we have accounted for e-Net as a discontinued operation for the years ended March 31, 2001 and 2000 and four months ended March 31, 1999 and have included the results under discontinued operations. In addition we have reclassified the net assets and liabilities separately on the consolidated balance sheets as discontinued operations. We have written down the net assets at March 31, 2001 to their estimated net realizable value. Additionally, the remaining goodwill of $6.4 million was written off and included in the results of discontinued operations. See Note 12 for further information on discontinued operations.

 Preferred Provider Agreement with National Century Financial Enterprises
("NCFE")

     On February 2, 2000, the Company entered into a seven year Preferred Provider Agreement with NCFE to provide its services and software solutions and to have exclusive marketing access to all of NCFE's clients for the provision of e-MedSoft's products. In addition, the agreement provides for a proprietary Master Portal wherein all of NCFE's and e-MedSoft's products and services will be marketed and sold to NCFE's and e-MedSoft's customers. e-MedSoft will receive fees for its services based on agreed upon fee schedules and negotiated project fees. e-MedSoft issued 9.5 million shares to NCFE in consideration of the following by NCFE: 1) entering into the agreement, 2) canceling approximately $4.8 million of e-MedSoft's debt 3) providing $1.0 million of equity financing and 4) providing an additional $4.0 million in financing that will convert into equity upon the ability of NCFE to sell $4.0 million worth of e-MedSoft stock at a share price in excess of $9.50 per share. There is no specific performance required by NCFE to retain the 9.5 million shares other than not breaching the contract. The Company was also required to file a registration statement to register these shares. The value of the shares at the date of issuance was approximately $113.0 million based on the market price of e-MedSoft stock on February 2, 2000, the transaction date. This value was allocated as follows: a
1) reduction of debt 2) financing receivable reflected in equity and 3) value of NCFE's distribution channel and an inducement for NCFE to enter into the agreement representing deferred contract cost. The value of the NCFE distribution channel and deferred contract cost with a combined value of approximately $104.0 million was supported by an appraisal obtained by the Company. The fair market value of the assets acquired was based on the value of the equity consideration as determined using an income approach valuation methodology. A seven year forecast of revenues and costs was prepared with the resulting cash flows reduced by working capital and capital expenditures. The net results were then discounted to present value based on a weighted average discount rate of 25 percent. The components of the assets valued were based on their related revenue streams and were approximately $120 million for NCFE to use e-MedSoft technology and $36.1 million for the NCFE distribution channel. The total valuation of these revenue streams was approximately $156.1 million. This valuation was in excess of the market price value of the shares issued and therefore these assets are reflected at the lower value of approximately $104 million. On July 28, 2000, the Company completed Phase 1 of the joint portal to market its products to NCFE clients and other potential clients visiting the web site. To date, the Company has not generated any sales from the distribution channel. The portion of the portal planned to be implemented for NCFE to manage its clients on line was not completed at March 31, 2001. The Company has not generated any sales as originally anticipated from this deferred contract asset. As a result of these events, and the fact that the Company no longer believes that the original interactive connectivity between NCFE and its clients can be achieved, the Company has reevaluated these assets and has reflected an impairment loss to write-off the deferred contract asset and reduce the distribution channel asset (see Note 4). The remaining value of the distribution channel asset will be amortized on a straight line basis over a seven year period.

Acquisition of VirTx, Inc.

     On February 29, 2000, e-MedSoft.com consummated its agreement dated February 21, 2000 to acquire privately held VirTx, Inc., a provider of secure collaborative medical networks that are able to support the implementation of multimedia telemedicine, telehealth, and telescience collaboration. In connection with the transaction, the Company issued approximately 1.9 million shares of e-MedSoft's common stock to the VirTx shareholders and may issue up to an additional $23.0 million in shares pursuant to an earn-out arrangement. The
1.9 million shares issued were valued using an average market closing price of the Company's stock for 3 days before and after the parties mutually agreed to and announced the terms of the acquisition. This transaction has been accounted for as a purchase resulting in approximately $31.0 million of goodwill. The Company was amortizing the goodwill over a seven year period which was managements' best estimate of the future benefit of this acquisition. The following table details the allocation of the VirTx purchase price (in thousands):


               Purchase price ...................     $30,182
               Acquisition costs ................          35
                                                      -------
               Adjusted purchase price ..........      30,217
               Add: Excess of liabilities
                 assumed over assets acquired ...         773
                                                      -------
               Goodwill .........................     $30,990
                                                      =======

     As a result of our review of the operations of VirTx, we determined that an analysis of the on-going value of the goodwill established on the acquisition date was required. As a result, during the fourth quarter of this year the Company wrote off $26.0 million of unamortized goodwill relating to this acquisition.

     The following pro forma information gives effect to the acquisition of VirTx as if such transaction had occurred at April 1, 1999 (unaudited, in thousands except per share amounts):

                                                          YEAR ENDED
                                                        MARCH 31, 2000
                                                        --------------
               Net sales ........................         $  1,699
               Costs and expenses ...............           11,336
               Amortization of goodwill .........              736
               Net loss .........................          (11,095)
               Net loss per share ...............            (0.20)

Acquisition of Software License and Joint Venture with Quantum Digital Solutions Corporation

     On March 18, 2000, e-MedSoft acquired an exclusive 10-year license, with an option to extend another 20 years, from Quantum Digital Solutions Corporation ("Quantum Digital") for application of their security encryption and data scrambling technology. The Company intends to include the security technology into its application services and will seek to develop a separate subsidiary ("Securus") that will focus on selling security solutions to the health care industry. In accordance with the original agreement as amended on February 19, 2001, in return for the license, Quantum Digital will receive 25 percent of Securus profits, plus warrants to purchase up to 25 percent of Securus equity at $0.01 per share in the event of a sale of any Securus equity securities. e-MedSoft issued approximately 1.4 million shares of its common stock to Quantum Digital for the right to purchase up to 15 percent of the outstanding common stock of Quantum Digital for an aggregate cash purchase price of $15.0 million, either in a single transaction or in tranches over a period of up to five years. The issuance of these shares were valued at $25.0 million based on the market price of e-MedSoft.com stock on the closing date of the transaction, March 18, 2000. As of March 31, 2001, the Company had purchased 1.5 percent of Quantum Digital's common stock for $1.5 million. e-MedSoft will also issue Quantum Digital a 10-year warrant to purchase an additional 1.0 million shares of e-MedSoft common stock following the introduction of a commercially distributable product using Quantum Digital's technology and receipt of a seat on Quantum Digital's board of directors. The warrant exercise price per share will be calculated based on the weighted average of the closing prices of e-MedSoft common stock for the five trading days immediately preceding August 1, 2001. In addition, e-MedSoft and Quantum Digital have established a jointly owned technical lab for further development of the encryption technology to fit various markets. As payment for the Company's share of all costs related to the lab joint venture from inception through March 1, 2002, the Company issued to Quantum Digital, 1 million restricted shares of our common stock in March 2001. The Company recorded the value of these shares based on the market price of e-MedSoft.com stock on the issuance date. At March 31, 2000, the Company had reflected approximately $29.1 million on the consolidated balance sheet which represented $25.0 million for the value of the shares issued to obtain the option to acquire equity in Quantum Digital, $750 thousand paid upon partial exercise of the option to acquire equity interest and approximately $3.3 million in present value of the lease commitment made by the Company for the acquisition of the option. The Company made a preliminary analysis of the relative values of the acquired assets and allocated $2.8 million to the value of the technology license and software and $26.3 million to the value of the equity option reflected as investment.

     At the end of the fiscal year ended March 31, 2001, the expected product had not been completed. As a result, management revised its analysis on the value of the Quantum Digital investment. During this analysis we determined that the recent market value of Quantum Digital's common stock was permanently impaired. As a result, we have recorded an asset impairment charge for $27.0 million during fiscal year 2001.

ACQUISITIONS AND JOINT VENTURES FOR THE CURRENT FISCAL YEAR, MARCH 31, 2001

Acquisitions

     On May 5, 2000, the Company consummated the agreement dated April 18, 2000 between e-MedSoft.com and Illumea Corporation (Illumea) to acquire Illumea in exchange for approximately 1.3 million shares of the Company's common stock, valued at approximating $10.4 million and $150 thousand in cash. The 1.3 million shares issued were valued using an average market closing price of the Company's stock for 3 days before and after the parties mutually agreed to and announced the terms of the acquisition. This acquisition was accounted for as a purchase. As a result of this acquisition the Company recorded approximately $10.2 million in goodwill. During the fourth quarter of fiscal 2001, the Company determined that certain events warranted a review of the business and the underlying assumptions of its projected revenue and earning potential. Based on the review of Illumea's revised discounted cash flow stream, the Company has recorded an asset impairment writedown of approximately $5.0 million.

    Illumea develops and markets Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. FiberPix (now known as MedMicroscopy), Illumea's core application, enables multiple simultaneous users to view and interact with a microscope's high fidelity images in real time over the Internet. For example, pathologists can view tissue samples without traveling to a hospital. This acquisition has been accounted for as a purchase.

On June 16, 2000, the Company consummated the agreement dated June 6, 2000 between e-MedSoft.com and VidiMedix Corporation to acquire VidiMedix for assumption of approximately $6.2 million in debt and liabilities. Of this amount approximately $3.3 million was repaid with approximately 380 thousand shares of common stock and warrants to purchase approximately 336 thousand shares of common stock at an exercise price of $8.63 per share. The warrants were immediately vested with a nine-month term. The 380 thousand common shares issued were valued using an average market closing price of the Company's stock for 3 days before and after the parties mutually agreed to and announced the terms of the acquisition. The Company has estimated the fair value of the 336 thousand warrants issued based on the Black-Scholes model. In addition, the Company committed to issue up to an additional $6.0 million in shares of common stock to the VidiMedix shareholders as an earn out payment based on VidiMedix achieving pre-determined sales targets over the next fiscal year. VidiMedix provides network medicine solutions that enable physicians to deliver remote examination, diagnosis, that allows for secure, private and collaborative interactions and treatment to patients using advanced Internet and Web technologies. This acquisition has been accounted for as a purchase. In November, 2000 the Company entered into an agreement with eight of the fourteen prior VidiMedix shareholders to issue approximately $3.4 million in shares of e-MedSoft.com common stock to satisfy the earn out provisions in the purchase agreement. This agreement was amended in February 2001. The number of shares required to be issued is the higher of 1.3 million or the product of $3.4 million divided by an average closing price calculated using the first six days of the nine days prior to the effective date of this registration. The Company filed an S-1 to register the shares on March 7, 2001. However, since the S-1 registration was not effective by April 30, 2001, the Company is required at the option of the prior VidiMedix shareholders, to (1) issue the shares calculated in the default provision or (2) pay these VidiMedix shareholders $4.0 million in cash. The Company also entered into a settlement agreement in February 2001 with those VidiMedix shareholders who were not parties to the November settlement agreement. Under the February settlement agreement the Company is obligated to issue 136 thousand shares of common stock to six of the prior VidiMedix shareholders. Shares to be issued under these settlements have been accounted for in the fourth quarter of the fiscal year as legal expense in the accompanying Statement of Operations as of and for the year ended March 31, 2001. The following pro forma information for the fiscal year ended March 31, 2000, details the effect of the acquisition of VidiMedix as if this transaction had occurred at April 1, 1999 (unaudited and in thousands except for per share amounts):

Net sales ........................         $  2,241
Costs and expenses ...............           13,101
Amortization of goodwill .........              468
Net loss .........................          (12,495)
Net loss per share ...............             (.22)

    Also on June 16, 2000, the Company acquired Resource Healthcare (Resource) for approximately $1.5 million in cash and $1.0 million in common stock (113 thousand shares). The number of shares issued was in accordance with the terms of the agreement and was determined by dividing the $1 million by the average closing market price of e-MedSoft.com shares during the thirty (30) trading days ending two (2) days before the closing date. In addition the Company has committed to issue additional common stock with a value of $500 thousand as an earn out payment based on Resource achieving pre-determined earning targets over the next fiscal year. Resource provides pharmaceutical and infusion services to long-term care, assisted living and residential care facilities throughout Nevada. Services offered by Resource include consulting, training, billing, supplies management and facility systems development. This acquisition has been accounted for as a purchase. The following table details the allocation of the purchase price of these acquisitions (in thousands):

                                             ILLUMEA          VIDIMEDIX          RESOURCE
                                             --------         ---------          --------
Purchase Price .....................         $ 10,506          $  8,287          $  2,804
Less: Assets acquired less
  liabilities assumed ..............             (335)            2,561               151
                                             --------          --------          --------
Goodwill recorded at acquisition....           10,171            10,848             2,955
Amortization of goodwill............           (1,204)           (1,396)             (149)
Asset impairment....................           (4,961)           (3,761)                0
Expiration of warrants..............               --            (1,099)               --
                                             --------          --------          --------
Goodwill after adjustment for
impairment and amortization.........         $  4,006          $  4,592          $  2,806
                                             ========          ========          ========

    Goodwill resulting from the acquisitions of Illumea and VidiMedix is being amortized over a 7-year period. Goodwill resulting from the acquisition of Resource is being amortized over a 15-year period.

Other Business Agreements

PRIMERX.COM

     Effective April 12, 2000, the Company acquired a 29 percent interest in PrimeRx.com, Inc. and entered into a 30-year management agreement and a preferred provider agreement with PrimeRx.com, Inc. for 2.7 million shares of the Company's common stock (PrimeRx previously known as PrimeMed Pharmacy Services Group, Inc.), a pharmacy management services company. PrimeRx offers a variety of managed care pharmacy services. PrimeRx's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. The management agreement provided for an option to exchange up to 33 percent of PrimeRx stock for 3.0 million e-MedSoft.com shares. The agreement gives full control over PrimeRx operations to the Company. Accordingly, the Company has consolidated the operations of PrimeRx for the year ended March 31, 2001 and has included 100 percent of its losses as e-MedSoft.com is responsible for funding PrimeRx's operations (see
Note 20 "Contingencies and Legal Matters"). The Company has reflected the excess of net assets over net liabilities at acquisition date as goodwill of approximately $40.6 million. The goodwill was being amortized over the management contract term of 30 years. Based on managements revised projection, this goodwill has been written off during fiscal year 2001. (See note 4 "Asset Impairment Write-offs".) The following pro forma information for the fiscal year ended March 31, 2000, gives effect to the consolidation of PrimeRx as if such transaction had occurred at April 1, 1999 (unaudited in thousands except per share amount):


               Net sales ..................................         $ 52,743
               Costs and expenses .........................           62,465
               Amortization of goodwill ...................            1,720
               Net loss ...................................          (13,151)
               Net loss per share .........................             (.23)

NCFE

     In September 2000, the Company amended its Preferred Provider Agreement dated February 2, 2000 with National Century Financial Enterprise "NCFE". The amendment included clarifications of the original agreement and extended the term of the agreement from a 7-year term with a 5-year option to a 21-year term. The Company obtained access to NCFE customers on July 28, 2000. Accordingly, during the year ended March 31, 2001 the Company recorded amortization on the distribution channel for the month of August 2000 using an estimated useful life of 7 years and recorded amortization for the months of September through March 31, 2001 using an estimated useful life of 15 years. The amortization of the distribution channel is reflected in sales and marketing expense on the consolidated income statement. As described in note 4 to the consolidated financial statements the Company has written off $31.1 million and $67.5 million associated with the distribution channel and deferred contract respectively.

TEGRX

     The Company entered into a Management Services (Loan Out) Agreement (the "Management Agreement") with TegRx Pharmacy Management Co., Inc. ("TegRx"), an affiliate of Chartwell Diversified Services, on March 6, 2001. The Agreement was for a period of ten years and gave TegRx all power and authority necessary to carry out the management of the pharmacy segment of the Company's business. TegRx is to be paid a management fee of the greater of $200,000 per month or 40 percent of earnings before interest, taxes, depreciation and amortization ("EBITDA") of the pharmacy segment for the previous month.

4. ASSET IMPAIRMENT WRITE-OFFS

   During the year ended March 31, 2001, the Company incurred asset impairment charges as follows:

    NCFE Deferred Contract

            In the year ended March 31, 2000 the Company entered into a preferred provider agreement with NCFE that resulted in recording intangible assets of approximately $104.0 million consisting of $36.1 million in distribution channel and $67.5 million in deferred contract. The agreement included the development of a joint portal from which various products and services of both companies could be marketed. In July 2000 the Company completed the joint portal and began marketing its products, however the portal's functionality for NCFE to accept finance applications and manage their current clients assets was not yet operable. Under our original agreement with NCFE, we were to generate revenues from the portal from both a flat fee for every doctor that signed up to transact business with NCFE through the portal and through receiving a percentage of the receivables under NCFE management from clients transacting over the portal. Because of the problems encountered, we abandoned future development on the portal for NCFE. Accordingly, the Company wrote-off the deferred contract asset of $67.5 million and wrote-down the value of the distribution channel by $31.1 million during the fourth quarter of 2001.

    Investment in Quantum Digital Solutions

            At the end of fiscal year 2000, the Company acquired an option to purchase 15 percent of Quantum Digital Solutions Corporation ("Quantum"), a company that had security encryption and data scrambling technology. In addition, we entered into a 10-year license with Quantum to include the security technology into the Company's application services. The Company paid Quantum $25.0 million in e-MedSoft.com shares (1.4 million shares) and committed to provide Quantum office space for the option for e-MedSoft.com to acquire 15 percent of Quantum for $15.0 million in cash. As of March 31, 2001 the expected product had not been completed. As a result of this delay and the sudden decrease in market valuations of technology companies, management revised its analysis on the value of the Quantum investment. During this analysis we determined that the recent market value of Quantum's common stock was significantly lower than what we had paid in the prior year and the reduction in value was deemed to be permanent. As a result, during the fourth quarter of fiscal year 2001, the Company recorded an asset impairment charge of $27.0 million.

    PrimeRx

            The operations of PrimeRx.com, Inc. ("PrimeRx") have not performed as originally anticipated. As a result, the Company changed the existing management of PrimeRx and engaged TegRx, see note 3, a pharmacy management company (see note 3), to manage and evaluate the operations of PrimeRx. Based on the decision to close additional pharmacies, new projections were prepared. Based on discounted net cash flows, the Company wrote off the remaining goodwill on PrimeRx of $40.6 million.

    Distance Medicine Division

            During the last quarter of the year ended March 31, 2000 and the first quarter of the year ended March 31, 2001, the Company acquired three companies in the distance medicine field that were newly developed or in the final development stages. These companies were VirTx, Inc. acquired in February 2001, Illumea Corporation acquired in May 2000 and VidiMedix acquired in June 2000. The products developed in these businesses had either been recently released or were anticipated to be released by the end of our fiscal year 2001 or the beginning of our first quarter of fiscal year 2002. Subsequent to December 2000, our ability to allocate funds for continued development and marketing of the products and businesses became more difficult because of the Company's cash flow problems and the Company's anticipated financing plans in the last quarter of fiscal 2001 did not come to fruition. In addition, the Company determined that access to certain products in the VirTx business were redundant and could be replaced with VidiMedix products alleviating some of the required costs that would be required to be invested in the VirTx business. The Company analyzed the acquired operations as to the recoverability of the goodwill under the existing set of circumstances. As a result, the underlying business assumptions that were previously used to determine the business and cash flow projections of the acquired companies have been revised and the expected results of operations originally anticipated have not occurred. Therefore, during fiscal year 2001 the Company has reflected a total asset impairment charge reducing goodwill by $34.8 million on these acquisitions, consisting of $26.0 million write-off of VirTx goodwill, $5.0 million write-off of Illumea goodwill and $3.8 million write-off of VidiMedix goodwill.

5. SOFTWARE LICENSE/ACQUISITIONS

    On January 23, 1999, the Company approved and ratified the termination of the Software License Agreement which was entered into on December 2, 1998 between TSI and Sanga for the sub-licensing of the healthcare management system's software ("Software") to end-users thereof. The effect of this termination was the assignment and transfer from Sanga to the Company of all rights, title and interest under or with respect to all of Sanga's contractual rights and privileges arising from their agreements with various healthcare providers for the sub-leasing of the Software. In connection therewith, previous funding received by Sanga from such healthcare agreements was transferred to the Company. The funding received by Sanga was based on an agreement between NCFE and a member of TSI, to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandums of Understanding. The Company reflected these funds as other long-term liabilities of $1.2 million at March 31, 1999. In February, 2000, this debt was converted to equity in conjunction with NCFE's preferred provider agreement described in Note 3 above.

On September 1, 1999, the Company acquired from University Affiliates IPA ("UA") a managed care computer software technology for approximately $6.5 million. The consideration included a cash payment of $2.0 million with the remaining $4.5 million purchase price paid through the issuance of approximately 1.7 million shares of the Company's common stock. The number of shares issued were based on the terms of the agreement by dividing $4.5 million by the average closing price of the Company's common stock for the 30 day period prior to August 24, 1999, which was $2.597. In addition, the Company entered into a ten-year contract with UA. The agreement includes revenue sharing of UA's network and exclusive use of the technology in connection with UA's expansion of its physician network. In addition, the Company agreed to finance certain costs to further develop the software.

6. PROPERTY AND EQUIPMENT

    Property and equipment at March 31, 2001 and 2000 consisted of the following (in thousands):


                                                                  2001             2000
                                                                 -------          -------
               Computer equipment ......................         $ 3,172          $   308
               Office equipment, furniture and
                 fixtures ..............................           3,322              476
               Automobiles .............................              52               --
                                                                 -------          -------
                                                                   6,546              784
               Less accumulated depreciation ...........            (869)            (123)
                                                                 -------          -------
               Property and equipment, net .............         $ 5,677          $   661
                                                                 =======          =======

    Property and equipment included assets acquired under capital lease obligations with a cost of approximately $100 thousand and $1.0 million at March 31, 2001 and 2000, respectively.

7. DEBT AND CAPITAL LEASES

    During the year ended March 31, 2000, the Company renegotiated the terms of its bridge financing incurred in connection with the acquisition of e-Net that consisted of two notes, one from Donald H. Ayers for $750 thousand and one from Trammel Investor, LLC for $1.0 million. As a result, the $750 thousand note payable to Donald Ayers was exchanged for 150 thousand warrants to acquire 150 thousand shares of the Company's common stock at $.01. The warrants were valued at approximately $506 thousand and reflected as an increase to paid in capital. The difference between the debt exchanged and the value of the warrants was recorded as an extraordinary gain of $357 thousand. The payout terms on the remaining note to Trammel for $1.0 million was extended 24 months to May 19, 2001. The Company made a $300 thousand principal payment to Trammel to obtain this extension. The remaining unpaid origination fees of $120 thousand, in connection with the original transaction were waived by the debt holders. Accordingly, all deferred financing costs remaining on this bridge financing of $1.2 million was amortized and reflected in interest expense in the accompanying Statement of Operations in the year ended March 31, 2000.

    During the year ended March 31, 2000, the Company entered into a financing arrangement with NCFE to fund the Company's operations in an amount not to exceed $5.5 million. The obligation, which was secured by the Company's assets, boar interest at the prime interest rate (9 percent at March 31, 2000) plus 1 percent and was due one year from the draw date or on the date the Company successfully obtained refinancing for the amounts loaned under the financing arrangement, whichever was the earlier date. The Company borrowed $3.5 million under this agreement. In February 2000, the Company entered into a Preferred Provider Agreement with NCFE, whereby all of the debt payable to NCFE was converted into equity.

    During the year ended March 31, 2000, the Company received approximately $1.3 million from National Trust Properties, Inc. ("NTP"), a related party, as interim funding of its operations. In consideration for approximately $888 thousand of the funding provided by NTP to the Company, the Company issued approximately 287 thousand shares of its common stock based on the trading price of the stock at the dates the funds were received. The remaining balance of the funds received of $389 thousand, was recorded as related party debt. During December 1999 the Company repaid $250 thousand of this debt leaving a balance at March 31, 2000 of approximately $139 thousand. There was no outstanding balance at March 31, 2001. This debt bears interest at prime plus 1 percent and is due within one year from the funding date.


     During the fourth quarter of fiscal 2001, the Company's pharmacy subsidiaries, Prime Med Pharmacy Services, Inc. and Resource Healthcare, each entered into a Sale and Subservicing Agreement with National Premier Financial Services, Inc., a subsidiary of NCFE. The Agreement has a five year term and provides for funding of eligible accounts receivable. The Company is charged interest at prime plus three percent on outstanding loan balances. At March 31, 2001, the unpaid balance was approximately $2.6 million and is included in related party debt in the consolidated balance sheet.

    Debt at March 31, 2001 and 2000 is as follows (in thousands):


                                                                                       2001            2000
                                                                                      -------         -------
             Bridge financing secured by the Company's assets, interest
               at prime, due May 19, 2001 .......................................      $  220         $   689
             Term Note, interest at Prime plus 0.75%, expiring 2005..............       4,982              --
             Term Note, interest at 7.50%, expiring 2004.........................          46              --
             Term Note, interest at 9.00%, expiring 2003.........................         246              --
             Term Notes, interest at 10.00%, expiring 2002.......................          20              --
             Term Note, interest at Prime plus 1.00%, expiring 2002..............         130              --
             Related party debt, interest at prime plus 1.00% ...................         333             139
             Related party debt, asset based funding at prime plus 3% ...........       2,571              --
             Capital leases, including lease commitments, interest at various rates ranging from 9.00% to 11.00%, expiring from 2001
               through 2003 .....................................................       1,271               8
                                                                                      -------         -------
             Total debt .........................................................       9,819             836
             Less current portion ...............................................      (5,864)           (764)
                                                                                      -------         -------
             Long-term portion ..................................................     $ 3,955         $    72
                                                                                      =======         =======

    The debt maturity schedule is as follows (in thousands):

    Year ending March 31:


                                       CAPITAL
                                     LEASES AND
                                        LEASE            LONG-TERM
                                     COMMITMENTS            DEBT              TOTAL
                                     -----------         ----------         ----------
               2002 .............       $  576             $5,288            $ 5,864
               2003 .............          548              1,336              1,884
               2004 .............          147              1,362              1,509
               2005 .............           --                562                562
                                        ------             ------            -------
                                        $1,271             $8,548            $ 9,819
                                        ======             ======            =======

8. OPERATING LEASE COMMITMENTS

    At March 31, 2001, the Company had operating lease obligations for office space, primarily in California and Florida expiring at various dates through 2009. The minimum aggregate annual rentals were $2.3 million of which $2.3 million, $553 thousand and $12 thousand is reflected in the Company's statement of operations for the fiscal years ended March 31, 2001 and 2000 and the four months ended March 31, 1999, respectively.

     Future minimum lease payments on noncancelable operating leases is as follows (in thousands):


               YEAR ENDING MARCH 31:
               2002 ...............           2,751
               2003 ...............           1,954
               2004 ...............           1,766
               2005 ...............           1,576
               2006 ...............             982
               Thereafter .........           1,920
                                            -------
                                            $10,949
                                            =======

9. LINE OF CREDIT

     During the second quarter ended September 30, 2000, the Company obtained a secured bank line of credit for $8.0 million with a term of one year and expiring on October 1, 2001. The Company had the choice of selecting its rate of interest; such rate will be at the Bank's Prime Rate or the optional rate at LIBOR plus 2 percent. The line of credit was secured by a certificate of deposit in the amount of $8.1 million. At December 31, 2000, the Company had drawn down the total amount of the line for working capital purposes. This bank line of credit was fully repaid and terminated in January 2001.

10. DEFERRED EQUITY FINANCING

    Deferred financing costs resulting from the acquisition bridge financing (see Note 7) was amortized over the life of the bridge financing. During the years ended March 31, 2001, March 31, 2000 and the four months ended March 31, 1999, $0, $1.2 million and $362 thousand were reflected in financing costs, respectively.

11. RESTRUCTURING COSTS

    During the quarter ended September 30, 2000 the Company's Senior Management, who had the appropriate level of authority, completed its defined restructuring plan and began its implementation to integrate new acquisitions and eliminate redundancies within the Company. In line with this restructuring plan various activities were identified to be discontinued and employees were identified to be involuntarily terminated or relocated. The following tables and discussion provide a summary of the activities that were or plan to be exited or relocated.

                      RESTRUCTURING CHARGES UNDER EITF 94-3

                                                                                    Charges to Accrual
                                                                   Original      -------------------------      Remaining
                                                                   Accrual          Cash        Non Cash         Accrual
                                                                  ----------     ----------     ----------     ----------
  LIABILITY COMPONENTS
Employee termination and relocation                                 $  399           $367             --           $ 32
Facility and equipment lease termination and commitment costs          330            105             --            225
Asset impairment related to exiting activity                           781             --           $749             32
                                                                    ------           -----          -----          -----
Totals                                                              $1,510           $472           $749           $289
                                                                    ======           =====          =====          =====


                     RESTRUCTURING CHARGES UNDER EITF 95-3

                                                                                   Charges to Accrual
                                                                   Original      -------------------------      Remaining
                                                                   Accrual         Cash          Non Cash        Accrual
                                                                  ----------     ----------     ----------     ----------
  LIABILITY COMPONENTS
Employee termination and relocation                                $  372         $372              --           $   --
Facility and equipment lease termination and commitment costs       1,456          406              --            1,050
Asset impairment related to exiting activity                          994           --             994               --
                                                                    ------        -----           -----          -------
Totals                                                              $2,822        $778            $994           $1,050
                                                                    ======        =====           =====          =======

    PRIMERX.COM.

     The Company identified 13 owned or managed pharmacies to be closed, one management contract to be terminated and two division activities to be exited or substantially reduced. In addition, the Company relocated PrimeRx's executive operations and finance functions to the Company's corporate headquarters. Most of these activities and related costs were in existence prior to the consummation date of the PrimeRx transaction. Restructuring costs to exit these activities of approximately $2.3 million were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This accrual includes employee termination and relocation costs, facility lease termination and commitment costs as well as any resulting asset impairment writedowns. For the year ended March 31, 2001, approximately $1.4 million has been incurred from the Transaction date and offset against the original accrual. The exit costs of activities that were not in existence prior to the consummation date have been expensed or accrued for in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") have been reflected under "Restructuring Costs". For the year ended March 31, 2001, approximately $861 thousand has been expensed. The remaining accrual for these costs at March 31, 2001 was approximately $854 thousand for costs under EITF 95-3 and $0 for costs under EITF 94-3 and are included in accrued liabilities in the consolidated balance sheets.

    VIDIMEDIX CORPORATION

     The Company determined that some offices and functions of the VidiMedix operations should be consolidated within its corporate headquarters. These activities and related costs were in existence prior to the consummation date of the VidiMedix acquisition. Restructuring costs to close these offices of approximately $566 thousand were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF 95-3. This accrual includes employee termination costs, facility lease termination and commitment costs as well as any resulting asset impairment writedowns. For the year ended March 31, 2001, approximately $370 thousand has been incurred from the transaction date and offset against the original accrual.

    CORPORATE

     The Company defined and started implementation of a plan to reduce staff and consolidate various financial and operational functions. The restructuring costs associated with the implementation of these plans were estimated and accrued. The accrual of approximately $649 thousand is reflected under Restructuring Costs in accordance with EITF 94-3 and includes employee termination costs, facility lease termination and commitment costs. Under this plan approximately 45 employees have been involuntarily terminated and one office has been identified for closure. For the year ended March 31, 2001, approximately $360 thousand has been incurred and offset against this original accrual.

12. DISCONTINUED OPERATIONS

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd. which is located in the U.K. On June 15, 2001, e-Net voluntarily filed for receivership. At the end of our fiscal year March 31, 2001, e-Net had approximately $1.1 available under its bank credit facility with the Bank of Wales.

     Although the measurement date of this event is in our first quarter of fiscal year 2002, in accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment when the Measurement Date Occurs After the Balance Sheet Dated but Before the Issuance of Financial Statements", we have reflected the discontinued operations in our fiscal year ended March 31, 2001 and have reclassified the prior periods presentation to conform with the reporting requirements. We have estimated the net realizable value of the assets of the discontinued operations and have recorded a write down of $6.4 million.

The net sales, expenses, net assets and net liabilities of e-Net have been included in our financial statements under discontinued operations, since these operations represented 100 percent of our product business segment and contributed less than 1 percent to any other business segment. The financial information included herein provides the components comprising the results from discontinued operations (in thousands):


                                                                          For the Years Ended          For the Four
                                                                                March 31,              Months Ended
                                                                       -------------------------         March 31,
                                                                         2001             2000             1999
                                                                       --------         --------       ------------
          Net sales                                                     $37,857         $ 45,043         $  2,650
          Costs and expenses:
            Cost of sales                                                33,184           35,415            1,999
            Research and development                                        862              805               17
            Sales and marketing                                           6,879            4,484              139
            General and administrative                                    5,066            2,606               66
            Impairment of goodwill                                        6,438               --               --
            Depreciation and amortization                                 1,693            1,474               46
                                                                       --------         --------         --------
           Total costs and expenses                                      54,122           44,784            2,267
                                                                       --------         --------         --------
          Operating income (loss) from discontinued operations          (16,265)             259              383
          Interest and taxes                                                170              603              146
                                                                       --------         --------         --------
          Net income (loss) from discontinued operations               $(16,435)        $   (344)        $    237
                                                                       ========         ========         ========

The following is a condensed balance sheet for e-Net (in thousands):

                                                                                    March 31
                                                                             ---------------------
                                                                             2001          2000
                                                                             -----        ------
                         Cash                                               $     2       $   941
                         Trade receivables, net                               4,901        17,107
                         Inventory                                              216           995
                         Prepayments                                            703         1,309
                         Other receivables                                      113         1,919
                         Other assets                                           417            20
                                                                            -------       -------
                                                                              6,352        22,291
                                                                            -------       -------
                         Property and equipment, net                          2,988         1,927
                         Goodwill, net                                           --         7,246
                                                                            -------       -------
                                                                            $ 9,340       $31,464
                                                                            =======       =======
                         Accounts payable and accrued
                           liabilities                                      $10,568       $21,220
                         Bank credit facility                                 1,601           807
                         Income tax payable                                     377           443
                                                                            -------       -------
                                                                             12,546        22,470
                         Long term debt and capital
                           leases                                             2,358           735
                                                                            -------       -------
                                                                             14,904        23,205
                                                                            -------       -------
                         Stockholders' equity                                (5,564)        8,259
                                                                            -------       -------
                                                                            $ 9,340       $31,464
                                                                            =======       =======

13. RELATED PARTY TRANSACTIONS

     During the year ended March 31, 1999, transactions with related parties were primarily as a result of the realignment of its operations in connection with the acquisition and development of the healthcare management system. There were related party receivables at March 31, 2001 of $783 thousand and $0 at March 31, 2000, other than the transactions between Sanga International and e-MedSoft.com described below.

    In December 1998 NCFE, one of the Company's strategic partners, transferred $750 thousand to Sanga in accordance with its agreement to provide an initial funding of $1.5 million for accounts receivable to be derived from signed Master Agreements and Memorandum of Understanding. On January 23, 1999, Sanga assigned and transferred to e-MedSoft all rights, title and interest with respect to all of Sanga's contractual rights and privileges arising from its agreements with various healthcare providers. Additionally, the rights held by Sanga in and to its funding agreement with NCFE was assigned to e-MedSoft. In connection with these activities, the previous funding received by Sanga from such healthcare agreements was legally transferred to the Company and was included in other long-term liabilities at March 31, 1999. Subsequent to and arising out of this assignment, Sanga transferred $604 thousand of the NCFE funding to e-MedSoft. The remaining balance of $145 thousand was reflected as a related party receivable from Sanga at March 31, 1999. During the fiscal year ended March 31, 2000, Sanga filed for bankruptcy and this receivable was written off. In February 2000, NCFE entered into a Preferred Provider Agreement with the Company and converted the debt to equity.

    The Company's President, Chief Executive Officer and Chairman of the Board also served as President and Chief Executive Officer of Sanga through July 30, 1999.

    During the four months ended March 31, 1999 and the year ended March 31, 2000, HealthMed, a member of TSI, paid some travel and utility expenses on behalf of the Company and TSI. In addition, the Company reimbursed HealthMed for some of these expenses and paid some consulting expenses on behalf of TSI. The individual advances and repayments were immaterial.

    During the year ended March 31, 2000, the Company recognized funding from National Trust Properties, Inc. for the issuance of shares and debt (see Note
7). The officer and director (but not owner) of NTP was on the Company's board at the time and a beneficial shareholder of the Company through his management of TSI.

    During the three months ended June 30, 2000, the Company advanced $2.0 million to University Affiliates for the purpose of creating a new joint venture to combine University Affiliates healthcare management expertise with the Company's internet healthcare management systems for the purpose of obtaining new business. Dr. Sam Romeo, President of University Affiliates is also on e-MedSoft.com's Board of Directors. At March 31, 2001, the companies had not entered into the joint venture. Per the original agreement to advance the funds, if a joint venture was not entered into by University Affiliate and e-MedSoft.com, University Affiliates would guarantee repayment of the $2.0 million advance by July 1, 2001. At this time the advance has not been repaid. The Company is currently negotiating a promissory note with University Affiliates for repayment.

     During the three months ended June 30, 2000, the Company recorded revenue of $855 thousand from consulting and software services provided to a company related to a director of the Company. During the same period the Company also recorded approximately $1.2 million in revenue from an entity, also related through a member of the board of directors, for project management, infrastructure development, e-business implementation and planning and other consulting services. Approximately 20 percent of these services were provided prior to March 31, 2000 but not recognized into revenues until acceptance by the customer in the first quarter of fiscal 2001. The Company recorded the related party receivables based on its contracts and its best estimate of the amount ultimately to be realized.

     During the following nine months from July 1, 2000 to March 31, 2001, the Company recorded revenue of approximately $3.4 million from such related parties for project management, infrastructure development, e-business implementation and other consulting and software services. As of March 31, 2001, the Company had a net outstanding balance of approximately $783 thousand due from the two related entities.

    In addition, because of our strategic alliances and interests and the significant stock position NCFE has in e-MedSoft.com, they confirmed that if we are required to pay $4.0 million to the prior VidiMedix shareholders in lieu of the VidiMedix settlement shares, NCFE will remit the cost equivalent of $4.0 million to the prior VidiMedix shareholders in exchange for the VidiMedix settlement shares to be held as collateral for the payment. As support for this payment, NCFE has placed approximately 2.5 million shares of e-MedSoft stock in trust for the Company.

    On January 15, 2001 and March 2, 2001, the Company entered into two Sale and Subservicing Agreements with NCFE to finance our pharmacy division operations through the sale of pharmacy trade receivables. The Agreement is for five years and the Company is charged an upfront fee of three percent of the balance financed plus interest at prime plus three percent on outstanding loan balances. At March 31, 2001, the unpaid balance was approximately $2.1 million and is included in related party debt in the consolidated balance sheet. During the year ended March 31, 2001, the Company incurred expenses associated with this financing of $363 thousand.

     The Company entered into a Management Services (Loan Out) Agreement (the "Management Agreement") with TegRx Pharmacy Management Co., Inc. ("TegRx") on March 6, 2001. The Agreement was for a period of ten years and gave TegRx all power and authority necessary to carry out the management of the pharmacy segment of the Company's business. TegRx is to be paid a management fee of the greater of up to $200,000 per month or 40 percent of EBITDA of the pharmacy segment for the previous month.

14. STOCKHOLDERS' EQUITY

    On January 7, 1999, the Company issued 44 million restricted shares (post-split) of the Company's common stock and 1.0 million warrants to purchase restricted shares of the Company's common stock for the acquisition of a healthcare management system. This transaction resulted in a reverse acquisition with TSI as the acquiring company (see Note 2). In connection with this transaction, the Company completed a 5 for 1 forward stock split having a record date of January 4, 1999 increasing the shares outstanding by 6.2 million. The 5 for 1 forward stock split is reflected in the Company's outstanding shares.

    In March 1999, the Company issued 44 thousand shares of restricted stock as payment for consulting services. The fair market value of these restricted common shares were valued based on the market price of the Company's common stock on issuance date and has been expensed as general and administrative expense.

    During fiscal 2000, the Company amended its Articles of Incorporation to increase its authorized shares to 100.0 million shares of $.001 par value common stock. During fiscal 2001, the Company's shareholders approved the increase in authorized shares from 100.0 million to 200.0 million. Also during the year ended March 31, 2000 the Company amended its Articles of Incorporation to allow the Company to issue 5.0 million shares of $.001 par value preferred stock. The preferred stock has rights and privileges as determined by the Company's Board of Directors. No preferred shares were outstanding at March 31, 2000 or 1999.

    During the year ended March 31, 2000, the Company raised approximately $63.6 million in net funds through the sale of 8.2 million restricted shares of its common stock. Private placements in December 1999 and March 2000 raised $67.1 million of the gross proceeds through the sale of 7.6 million restricted shares and warrants to purchase an additional 1.6 million restricted shares of common stock. The warrants carry an exercise price of $4.00 per share. The gross proceeds from these sales were reduced by approximately $5.0 million in private placement commissions and expenses. In addition to the fees received, the private placement agent received warrants to purchase 350 thousand restricted shares of e-MedSoft's stock at $5.00 per share and warrants to purchase
1.3 million restricted shares of e-MedSoft stock at $.01 per share. TSI has agreed to contribute 1.3 million restricted shares of the Company's stock for the exercise of the 1.3 million warrants. In return for TSI contributing the
1.3 million restricted shares the Company agreed to issue TSI 500 thousand warrants at the market price on grant date.

     On November 11, 1999, the Company entered into a stock subscription agreement with Startnest, LLC and received $600 thousand for the issuance of 300,000 shares of its common stock and agreed to issue another 750 thousand shares of its common stock for no additional consideration upon the completion and acceptance of software being developed for the Company. At March 31, 2000 the Company had not received or accepted the software being developed. The original transaction was recorded as an equity financing and the shares were included in the outstanding shares for the calculation of Earnings Per Share ("EPS") The shares in this transaction were not issued due to disputes between the parties. The Company and Startnest signed a settlement agreement in November 2000 to resolve the disputes. As a result of the settlement, the Company paid Startnest $1.0 million in cash in return for a Promissory Note from them. This note is due in full on September 30, 2003 only if the Company's stock market price is at least $10.00 per share. Due to the contingent nature of this note the $1.0 million was not recorded as an asset and, accordingly, the cash payment was recorded as a reduction to equity of $600 thousand, to reverse the original recording to equity in the prior period, and as interest expense of $400 thousand. In addition, the Company was responsible for the delivery of 1.0 million shares of e-MedSoft common stock to Startnest. TSI was a party to the legal claims made by Startnest and as a result agreed to transfer their e-MedSoft shares to fulfill this settlement. The Company has recorded this transaction as a contribution to equity and a charge to settlement expense.

    During the year ended March 31, 2000 the Company received approximately $1.3 million from NTP, a related party as described above, as interim funding of its operations. In consideration for approximately $888 thousand of the funding provided by NTP to the Company, the Company issued 287 thousand shares of its common stock based on the trading price of the stock at the dates the funds were received.

    On July 31, 2000, the Company's Board of Directors approved the repurchase on the open market of up to 2 million shares of its common stock over the next eighteen months. During the year ended March 31, 2001, the Company repurchased 187 thousand shares of its common stock for an aggregate purchase price of $937 thousand. No repurchases were made subsequent to March 31, 2001. The shares repurchased are recorded as treasury stock and result in a reduction to stockholders' equity.

    In May 2001, the Company issued 689 thousand shares of its common stock for consulting services rendered during fiscal year 2001. The Company has recorded the value of these shares based on the market price of its common stock on the issuance date. The resulting non cash compensation of $700 thousand that was earned in the last quarter of fiscal 2001 has been recorded as an expense in the March 31, 2001 consolidated statement of operations.

15. EQUITY LINE OF CREDIT

    On February 20, 2001, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with Hoskin International Ltd., a British Virgin Islands corporation, for the future issuance and purchase of shares of our common stock. This common stock purchase agreement establishes what is sometimes called an equity line of credit or an equity drawdown facility.

     In general, the equity drawdown facility operates as follows: the investor, Hoskin International, has committed to provide the Company up to $50.0 million as we request it over a 36-month period, in return for common stock the Company issues to Hoskin International. Once every 25 trading days, the Company may request a draw. The amount that the Company can drawdown for each request must be at least $250 thousand. The maximum amount the Company can actually drawdown for each request is also limited to 8 percent of the weighted average price of our common stock for the sixty days prior to the date of our request multiplied by the total trading volume of our common stock for the sixty days prior to our request. We are under no obligation to request a draw for any period.

     The per share dollar amount that Hoskin International pays for our common stock for each drawdown includes a 7.5 percent discount to the average daily market price of our common stock. Such discount can be reduced to a minimum of
5.5 percent based on predetermined increases to our average market capitalization. We will receive the amount of the drawdown less an escrow agent fee of $1 thousand and a placement fee equal to 7.5 percent of the first $25.0 million and 7.25 percent of the next $25.0 million of gross proceeds payable to the placement agent, Cappello Capital Corp., which introduced Hoskin to the Company. The actual amount to be paid to Cappello Capital in connection with its cash fee at each drawdown will be reduced by retainer fees paid to Cappello Capital, and, pro-rata over the $50.0 million in draw downs, by a fee of 1 percent of the equity line amount of $50.0 million or $500 thousand payable to Cappello Capital during the sixty days following February 20, 2001.

     The common stock purchase agreement does not permit the Company to drawdown funds if the issuance of shares of common stock to Hoskin pursuant to the drawdown would result in Hoskin owning more than 9.9 percent of the Company's outstanding common stock on the drawdown exercise date.

     Cappello Capital is not obligated to purchase any of the Company's shares, but as an additional placement fee, the Company has issued to Cappello Capital a stock purchase warrant to purchase 3.1 million shares of the Company's common stock at an exercise price per share equal to 150 percent of the lesser of either $1.5967 or such lower purchase price as Hoskin subsequently purchases the shares of our common stock pursuant to any drawdown under the equity line. The warrant issued to Cappello Capital expires on February 20, 2011.

     The Company has also issued to Hoskin a stock purchase warrant to purchase 626 thousand shares of the Company's common stock with an exercise price of $1.9959, which was 125 percent of the average closing bid price for the Company's common stock during the fifteen trading days prior to February 20, 2001, the date on which the common stock purchase agreement was signed. This stock purchase warrant expires February 20, 2006.

     The Company has accounted for securities that have been issued upon the signing of the agreement as a prepayment of equity financing fees that will be charged to additional paid-in-capital upon receipt of any drawdowns on the equity line. Because the securities are fully vested and no specific performance is required by Hoskins or Cappello, the securities have been valued at $4.6 million based on the Black-Scholes model at the time of grant date in accordance with EITF 96-18 and EITF 00-18.

16. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS

Warrants

    At March 31, 1999, the Company had issued 1.6 million warrants to purchase
1.6 million restricted shares of the Company's common stock. The purchase price of the warrants ranged from $0.25 per share to $3.85 per share over a five year period with an aggregate purchase price of $2.2 million. Of these warrants, 2.0 million were issued in connection with the acquisition of the Internet-based health care management software and 500 thousand were issued in connection with the funding of the e-Net acquisition. In addition, the Company issued warrants to purchase 50 thousand shares of the Company's common stock at $0.25 per share to a consultant in exchange for professional services. The Company recorded an expense of $225 thousand related to this issuance.

    During the year ended March 31, 2000, in addition to the warrants issued through the raising of equity financing (see Note 7), the Company issued warrants to purchase 150,000 shares of common stock at $.01 each in satisfaction of a $750 thousand note payable. The Company also agreed to issue
50,000 warrants to purchase 50,000 shares of its common stock at $2.00 for professional services rendered. The value of the 50,000 warrants was approximately $90 thousand and was amortized during the year ended March 31, 2000.

     On February 14, 2001, the Company was ordered to issue a warrant to Sanga International, Inc. by the United States Bankruptcy Court as a result of the final decree on the Sanga International Bankruptcy filing. Per the decree, a warrant to purchase 2.0 million shares of e-MedSoft.com common stock at an exercise price of $1.60 was issued. This warrant and related legal expense has been reflected in the March 31, 2001 consolidated financial statements. The value of these warrants have been determined using the Black-Scholes method and $ 1.6 million was reflected in equity and legal expense.

    On February 20, 2001, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with Hoskin International Ltd. In connection with this Agreement, the Company issued to Hoskin a stock purchase warrant to purchase 626,292 shares of our common stock with an exercise price of $1.9959. This warrant expires February 20, 2006. In addition, the Company issued to Cappello Capital, our financial advisor on this transaction, a stock purchase warrant to purchase 3,131,459 shares our common stock at an exercise price per share equal to 150% of the lesser of either $1.5967 or such lower purchase price as Hoskin subsequently purchases the shares of our common stock pursuant to any drawdown under the equity line. The warrant to Cappello expires on February 20, 2011. We have recorded the issuance of these securities as a prepayment of equity financing fees that will be charged directly to additional paid-in-capital. Because the securities are fully vested, and no specific performance is required by Hoskin or Cappello, these securities will be valued based on the Black- Scholes model at the time of grant date in accordance with EITF 96-18.

     The Company has estimated the fair value of the warrants issued based on the Black-Scholes model which includes the warrant exercise price, the market price of shares on grant date, the weighted average information for risk free interest, expected life of warrant, expected volatility of the Company's stock and expected dividends.

     If the warrants have been issued as compensation for services, the estimated value is set up as equity when granted and expensed when the services are performed and benefit is received. If the warrants have been issued for consideration in an acquisition, the value of the warrants are included in equity at the time of the transaction and included in the purchase price to be allocated. The estimated value for warrants issued in connection with debt financing are recorded in equity when granted and as deferred financing costs and is amortized into expense over the term of the debt.

    Information relating to warrants in 2001, 2000 and 1999 is as follows (in thousands):


                                               YEAR ENDED             YEAR ENDED          FOUR MONTHS ENDED
                                             MARCH 31, 2001         MARCH 31, 2000         MARCH 31, 1999
                                             --------------         --------------        -----------------
          Beginning balance .......                 4,968                  1,585                     --
          Granted .................                 5,374                  4,618                  1,585
          Exercised ...............                  (175)                (1,216)                    --
          Cancelled/Expired .......                  (336)                   (19)                    --
                                               ----------             ----------             ----------
          Outstanding .............                 9,831                  4,968                  1,585
                                               ==========             ==========             ==========

     On June 13, 2001, the Company issued to TSI a warrant to purchase
4.8 million shares of its common stock at an exercise price of $2.30 per share. The issuance of this warrant was in consideration for e-MedSoft.com stock previously contributed by TSI on the Company's behalf. The Company has accrued for the value this warrant in the year ended March 31, 2001. The warrant value of $2.7 million was determined based on the Black-Scholes method using the market price of the Company's shares on June 13, 2001. The warrant cost is recorded as an increase to equity and an increase to operating expense.

Stock Options

1999 Stock Compensation Plan

    In February 1999, the Company's Board of Directors approved the establishment of the 1999 Stock Compensation Plan (the "1999 Plan"). The 1999 plan was approved by the Company's stockholders in February 2000. The total number of shares of common stock subject to options under the 1999 Plan is 5,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions as described in the plan. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.

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

2000 Nonqualified Stock Option and Stock Bonus Plan

     In March 2000, the Company's board of directors approved the establishment of the 2000 Nonqualified Stock Option and Stock Bonus Plan (2000 Plan). The Company's board of directors believes that the 2000 Plan encourages employees, officers, directors, and consultants to acquire an equity interest in the Company and provides additional incentives and awards and recognition of their contribution to the Company's success and to encourage these persons to continue to promote the best interest of the Company.

    The 2000 Plan allows the Company's board of directors to grant stock options or issue stock bonuses to the Company's employees, officers, directors, and consultants. Options granted under the 2000 Plan will not qualify under Section 422 of the Internal Revenue Code of 1986 as an incentive stock option. As a result, there was no stockholder approval required to make the plan effective.

     The 2000 Plan also provides that the Company's board of directors, or a committee designated by the Board, may issue restricted stock pursuant to restricted stock right agreements containing such terms and conditions as the Company's board of directors deems appropriate.

    The total number of shares of common stock subject to the Company's options and grants of restricted stock under the 2000 Plan may not exceed 3.5 million shares, subject to adjustment in the event of defined capitalizations, reorganizations, and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the board of directors.

    The Company's board of directors may amend the 2000 Plan at any time, provided that the board of directors may not amend the 2000 Plan to adversely effect the rights of participants under the 2000 Plan, without stockholder approval. During the year ended March 31, 2001, 150 thousand shares were issued to employees under this plan. The non-cash compensation expense of $724 thousand is included in operating expenses.

    Had the determination of compensation costs been based on the fair market value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been $275.6 million, $10.3 million and $911 thousand and basic and diluted loss per share would have been $3.46, $0.18 and $0.02 for the fiscal year ended March 31, 2001, March 31, 2000 and for the four months ended March 31, 1999, respectively.

Other Option Issuances

    During the year ended March 31, 2000, the Company issued 302,500 options to purchase 303 thousand shares of its common stock at $1.00. The value of these options was approximately $530 thousand and is being amortized over the vesting periods of twelve to eighteen months. The Company expensed approximately $344 thousand and $186 thousand for the years ended March 31, 2001 and 2000.

    Information relating to all stock options during 2001, 2000 and 1999 is as follows:

                                                                           OPTIONS OUTSTANDING
                                                           --------------------------------------------------------
                                                            OPTIONS                                    OPTION PRICE
                                                           AVAILABLE              NUMBER OF              PER SHARE
                                                           FOR GRANT                SHARES                AVERAGE
                                                           ----------             ----------             ----------
          Balance at inception,
          February 21, 1999 ...................                 5,000                     --                     --
            Granted ...........................                  (209)                   209             $     2.56
            Exercised .........................                    --                     --                     --
            Forfeited .........................                    60                    (60)            $     2.56
                                                           ----------             ----------
          BALANCE AT MARCH 31, 1999 ...........                 4,851                    149             $     2.56
                                                           ----------             ----------
            Available under 2000 plan .........                 3,500                     --                     --
            Granted ...........................                  (354)                   354             $     4.16
            Granted outside of plans ..........                    --                    302             $     1.00
            Exercised .........................                    --                    (33)            $     1.00
            Forfeited .........................                    25                    (25)            $     2.56
                                                           ----------             ----------
          BALANCE AT MARCH 31, 2000 ...........                 8,022                    747             $     2.76
                                                           ----------             ----------
            Granted ...........................                (3,760)                 3,760             $     4.79
            Granted outside of plans ..........                    --                     --                     --
            Exercised .........................                    82                    (82)            $     1.71
            Forfeited .........................                   832                   (832)            $     7.32
                                                           ----------             ----------
          BALANCE AT MARCH 31, 2001 ...........                 5,176                  3,593             $     4.80
                                                           ==========             ==========

    The following table summarizes information concerning outstanding and exercisable options at March 31, 2001 and 2000 in thousands except per share information:



             AT MARCH 31, 2001
                                                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                            --------------------------       --------------------------
                                                             WEIGHTED        WEIGHTED                         WEIGHTED
                                                              AVERAGE        AVERAGE                          AVERAGE
                                                             REMAINING      EXERCISE                          EXERCISE
                                                            CONTRACTUAL       PRICE                            PRICE
                                            NUMBER           LIFE (IN         PER              NUMBER            PER
             RANGE OF EXERCISE            OUTSTANDING          YEARS)         SHARE          EXERCISABLE        SHARE
             -----------------            -----------       -----------     ----------       -----------     ----------
              $0.00-- $1.00                    766              7.80        $     0.70            729        $     0.70
              $1.50 - $1.88                    711              9.60        $     1.57             --        $     0.00
              $2.19 - $3.88                    617              7.50        $     2.88            441        $     2.82
              $5.69 - $7.23                    665              9.10        $     7.32            298        $     7.59
              $8.00 - $9.31                    649              9.20        $     8.34            248        $     8.07
             $19.13 - $19.13                   185              9.00        $    19.13             61        $    19.13
                                            ------                                              -----
                                             3,593              8.71        $     4.80          1,777        $     3.91
                                            ======                                              =====

               AT MARCH 31, 2000
                                                            OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                         -------------------------     ---------------------------
                                                          WEIGHTED        WEIGHTED                        WEIGHTED
                                                           AVERAGE        AVERAGE                         AVERAGE
                                                          REMAINING      EXERCISE                         EXERCISE
                                                         CONTRACTUAL       PRICE                           PRICE
                                          NUMBER           LIFE (IN         PER          NUMBER             PER
               RANGE OF EXERCISE        OUTSTANDING        YEARS)          SHARE       EXERCISABLE         SHARE
               -----------------        -----------      -----------     ---------     -----------        --------
               $1.00-- $1.00                269              5.00         $  1.00           71            $  1.00
               $2.06-- $2.75                337              9.55         $  2.54          184            $  2.54
               $4.08-- $4.28                 16             10.00         $  4.14           --                 --
               $6.25-- $7.75                125             10.00         $  6.94           --                 --
                                            ---                                            ---
                                            747              8.00         $  2.76          255            $  2.11
                                            ===                                            ===

    As of March 31, 1999, none of the outstanding options were exercisable.

    The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used:


                                                                                             2001         2000         1999
                                                                                             ----         ----         ----
          Expected dividend yield ..................................................           0%           0%           0%
          Expected volatility ......................................................         100%         100%         110%
          Weighted average risk-free interest rates ................................         5.55%        6.02%        5.55%
          Expected option lives (years) ............................................         8.7            3            3
          Weighted average fair value of options granted during the period .........         $0.49        $2.70        $1.76

Employment Agreements

    During the year ended March 31, 2000, the Company entered into an employment agreement with its Chairman and Chief Executive Officer for an initial term of three years beginning January 15, 1999. The agreement, which was amended in January 2000, provides for a base salary, bonus and other benefits. The agreement also provides for a $2.5 million payment to the Executive in the event of a "change in control" of the Company, as defined. The agreement also provides for a $2.5 million payment to the Executive in the event of a "change in control" of the Company as defined. As part of the amendment, the Executive waived his rights to shares previously earned for his first year of employment under the original agreement in exchange for a $500 thousand bonus. The amended agreement provides that the Executive Officer earns 5 thousand stock options for shares of the Company's common stock, at no cost to the Executive, for each month of employment and additional options to purchase shares if the Company meets defined sales or net income targets. The price of the options earned based on meeting targets will be determined by the executive at the grant date. For the fiscal year ended March 31, 2001 and 2000 the Company expensed approximately $285 thousand and $699 thousand, respectively, under this agreement for stock compensation.

    The Company entered into an employment agreement with the Company's Executive Vice President and Chief Technical Officer. The initial term of the agreement expires in January 2002 and will automatically renew for additional one year periods unless terminated by the officer or e-MedSoft. If the Company terminates the officer's employment without cause or if the officer terminates his employment as a result of the Company's material breach of the agreement, the officer will receive full compensation for the remainder of the initial term plus a severance payment equal to 12 months pay. If e-MedSoft terminates his employment with cause, the officer will receive compensation for the remainder of the initial term.

The officer also has the right to receive 150 thousand common shares of our stock without any required payment and 40 thousand stock options to purchase our stock. The stock vests ratably over a three-year period, and the options vest over a one year period. On August 15, 2000 the Executive Vice President and Chief Technical Officer resigned from the Company and his directorship of B2B. Net Technologies, Ltd, our Australian subsidiary. In accordance with his separation agreement, he received 25 thousand shares of the Company's stock and a severance payment of $75 thousand, payable over six months.

    On August 30, 2000, the Company entered into an employment agreement with the Company's Vice President and Chief Operating Officer. The initial term of the agreement expires in August, 2003 and was to automatically renew for additional one year periods unless terminated by the Officer or the Company. If the Officer's employment is terminated by the Company without cause or the Company willfully breaches a material provision of this agreement that is not cured within 30 days of written notice by the Officer, the Officer will receive a lump-sum amount equal to the greater of (1) the sum of twelve (12) months' pay, or (2) the sum of the monthly portion of the current salary times the number of months remaining until the Termination Date. If his employment is terminated by the Company with cause, the Officer will receive no further compensation. Under the agreement, the Officer's base salary was $225,000 per year and he was eligible to receive in addition to his base salary, annual incentive compensation of up to 60 percent of his then current base salary. The annual incentive compensation was based on business and personal performance objectives established by the President and Chief Executive Officer.

    The Officer also had the right to receive options to purchase 150 thousand shares of our common stock. Eighty thousand of the options had an accelerated vesting schedule and the remaining 70 thousand options were subject to normal vesting terms. In addition, the Officer was eligible to receive quarterly stock option grants which will be determined by the establishment of milestones which are critical to the success of the Company. The annual pool was 100,000 stock options, with the maximum award each quarter being 25 thousand. For the year ended March 31, 2001, the Company has expensed 183 thousand under this agreement for stock compensation. On July 11, 2001, this position was terminated.

17. MINORITY INTEREST

    The Company has reflected minority interest relating to its management contract with PrimeRx of approximately $7.4 million. The PrimeRx minority interest represents the right of 735 thousand Series A preferred shareholders in PrimeRx. This series A preferred stock has a $10 per share liquidation preference on the net assets of PrimeRx (as adjusted) upon a change in control and is otherwise redeemable at the option of the preferred shareholders by 2005.

18. INCOME TAXES

    There are no income taxes from continuing operations for the years ended March 31, 2001 and 2000 and the four months ended March 31, 1999.

    The components of the Company's net deferred tax asset are as follows:


                                                        2001                 2000                  1999
                                                     -----------         -----------          -----------
        Deferred tax assets:
          Net operating loss ...............          $28,738                 $ 5,469            $    709
          Net book value of software
            expensed .......................            1,519                      --                  --
          Other assets .....................               28                      50                  15
          Deferred software costs ..........               --                  (1,372)                 --
          Deferred financing costs .........               --                     142                  --
          Bad debt reserves ................            2,998                      --                  --
          Accrued expenses .................              944                      --                  --
                                                     --------                 -------            --------
                                                       34,227                   4,289                 724


        Deferred tax liabilities:
          Internally developed software ....           (2,483)                     --                  --
                                                     --------                 -------            --------
            Total gross deferred tax
              liabilities ..................           (2,483)                     --                  --
                                                     --------                 -------            --------
            Net deferred tax asset .........           31,744                   4,289                 724
            Less: valuation allowance ......          (31,744)                 (4,289)               (724)
                                                     --------                 -------            --------
            Net deferred tax asset .........         $     --                 $    --            $     --
                                                     =========                =======            ========

    A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

                                                                                2001           2000             1999
                                                                             --------       ---------       ---------
          Federal income tax at statutory rate ....................          $(93,210)      $  (3,286)      $    (308)
          State income tax, net of federal benefit ................           (16,284)           (574)            (53)
          Change in valuation allowance ...........................            26,471           3,389             360
          Impairment of assets ....................................            78,312              --              --
          Goodwill amortization ...................................             4,442              --              --
          Non cash compensation ...................................               265              --              --
          Restricted stock ........................................              (135)             --              --
          Other, net ..............................................               139             471               1
                                                                             --------       ---------       ---------
                                                                             $     --       $      --       $      --
                                                                             ========       =========       =========

    The net operating losses start to expire in 2012. Because of a change in ownership of the Company, future utilization of these loss carryovers has been limited, and consequently, the deferred tax asset relating to domestic operations has been fully reserved.

19. SEGMENT INFORMATION

    The Company derives its net sales from two operating segments: (1) Internet based transaction and information services comprised of our Distance Medicine and Medical e-Business products and (2) Pharmacy Services comprised of pharmaceutical management and distribution services. The Company's Product business segment has been discontinued as a result of e-Net voluntarily filing for receivership in June 2001.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments, as such there is no separately identifiable statements of operations data below operating loss.

    The Company's financial information by business segment are summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, other includes $9.3 million in assets from discontinued operations (in thousands):

                                                        INTERNET           PHARMACY           OTHER              TOTAL
                                                       ---------          ---------         ---------          ---------
          Fiscal Year Ended March 31, 2001
          Net Sales                                     $  9,587           $ 78,410         $      --          $  87,997
          Operating (Loss) Before Depreciation
            and Amortization                            (152,732)           (51,647)          (44,915)          (249,294)
          Depreciation and Amortization                      867                870             8,251              9,988
          Operating (Loss)                              (153,599)           (52,517)          (53,166)          (259,282)

          Total Assets at March 31, 2001                  36,303             13,890            14,863             65,056
          Capital Expenditures                             2,288              1,580               970              4,838

          Fiscal Year Ended March 31, 2000
          Net Sales                                          941                 --                --                941
          Operating (Loss) Before Depreciation
            and Amortization                              (2,157)                --            (5,830)            (7,987)
          Depreciation and Amortization                      370                 --                72                442
          Operating (Loss)                                (2,527)                --            (5,902)            (8,429)

          Total Assets at March 31, 2000                 204,740                 --            55,965            260,705
          Capital Expenditures                               466                 --                --                466

          Four Months Ended March 31, 1999
          Net Sales                                           --                 --                --                 --
          Operating (Loss) Income Before Depreciation
            and Amortization                                  52                 --              (823)              (771)
          Depreciation and Amortization                       --                 --                 1                  1
          Operating (Loss) Income                             52                 --              (824)              (772)

          Total Assets at March 31, 1999                      50                 --            17,413             17,463
          Capital Expenditures                                --                 --                --                 --

     During fiscal 2001, the Company's U.S. operations, excluding pharmacy services which represent 89.1 percent of total sales, had two customers whose sales, on an individual basis, represented over 5 percent of U.S. operations' net sales for an aggregate of
85.8 percent. These two customers represented 9.7 percent of the Company's total sales. One customer, NCFE a related party, represented 7.9 percent of the Company's total sales.

20. CONTINGENCIES AND LEGAL MATTERS

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

    SUTRO NASD ARBITRATION

    A dispute between Sutro & Co., and e-MedSoft.com is currently being arbitrated before the National Association of Securities Dealers. e-MedSoft.com made the claim in its counter-claim that Sutro committed fraud, breach of fiduciary duty, negligent misrepresentation, professional negligence, and breach of contract arising from Sutro's activities as an investment banker for the Company. e-MedSoft.com seeks compensatory damages and injunctive relief. Sutro & Co. initiated the dispute with a claim for compensatory and punitive damages and declaratory and injunctive relief arising from e-MedSoft.com's alleged unjustified refusal to (1) honor warrants it issued to Sutro to purchase shares of e-MedSoft.com's common stock; (2) register all of Sutro's e-MedSoft.com's common stock and warrants as allegedly required by the parties' Registration Rights Agreement; (3) provide Sutro with its shareholder voting rights consistent with the shares it acquired by exercise of the warrants, and (4) pay $150,000 plus expenses for valuation investment banking services allegedly rendered by Sutro to e-MedSoft.com. The hearing on this dispute began on July 23, 2001 but is not yet complete.

    Sutro NASD Arbitration No. 2

An investor in our Company has sued Sutro for failing to honor commitments and failures to act in accordance with its fiduciary duties. This matter is also being arbitrated before the National Association of Securities Dealers. Sutro has filed a cross-claim against us for indemnification claiming that if Sutro is liable to the investor, we are responsible for the payment of any awarded damages. This matter is in the discovery stage and there have been no hearings or determination on the merits. No date has been set for the formal adjudication.

    STARTNEST SETTLEMENT

     On November 11, 1999, the Company entered into a stock subscription agreement with Startnest, LLC and received $600 thousand for the issuance of 300,000 shares of its common stock and agreed to issue another 750 thousand shares of its common stock for no additional consideration upon the completion and acceptance of software being developed for the Company. At March 31, 2000 the Company had not received or accepted the software being developed. The original transaction was recorded as an equity financing and the shares were included in the outstanding shares for the calculation of Earnings Per Share ("EPS"). The shares in this transaction were not issued due to disputes between the parties. The Company and Startnest signed a settlement agreement in November 2000 to resolve the disputes. As a result of the settlement, the Company paid Startnest $1.0 million in cash in return for a Promissory Note from them. This note is due in full on September 30, 2003 only if the Company's stock market price is at least $10.00 per share. Due to the contingent nature of this note the $1.0 million was not recorded as an asset and, accordingly, the cash payment was recorded as a reduction to equity of $600 thousand, to reverse the original recording to equity in the prior period, and as interest expense of $400 thousand. In addition, the Company was responsible for the delivery of 1.0 million shares of e-MedSoft common stock to Startnest. TSI was a party to the legal claims made by Startnest and as a result agreed to transfer their e-MedSoft shares to fulfill this settlement. The Company has recorded this transaction as a contribution to equity and a charge to settlement expense.

    PRIMERX.COM

    Since April 2000, we have consolidated the results of operations of PrimeRx.com with ours. Among other factors, this consolidation is based upon a 30 year exclusive management contract with PrimeRx and our ownership of approximately 29 percent of PrimeRx. Our ownership interest was obtained effective as of April 12, 2000, pursuant to the exercise of an option to exchange shares of our common stock for shares of PrimeRx common stock held by the principal stockholders of PrimeRx, consisting of Dr. Prem Reddy and a related trust. Notwithstanding the principal stockholders' exercise and delivery of their option to acquire our stock in exchange for PrimeRx stock, their participation in a prior registration of a portion of those shares, and other actions consistent with the arrangement, following a significant decline in the price of our common stock they claimed, among other allegations, that they were misled as to the tax consequences of their exercise of the options. They made this claim although they admit at the time they were represented by separate and qualified tax counsel.

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

     On March 26, 2001, we entered into a Settlement Agreement and Mutual Releases dated March 19, 2001 with PrimeRx.com, Inc., Network Pharmaceuticals, Inc., PrimeMed Pharmacy Services, Inc. and the other shareholders of PrimeRx. The purpose of the Settlement Agreement was to resolve all of the outstanding disputes among the parties by specifying the responsibility for certain obligations among the parties; allocating the ownership of Network with the principal shareholders of PrimeRx, and the ownership of PrimeRx with e-MedSoft.com; and providing for the continued management of Network by us on revised terms and conditions in a manner that would permit the continued consolidation of the financial statements and results of operations of Network with ours. More specifically, once consummated, the Settlement Agreement provides for the following:

    - The principal shareholders of PrimeRx, other than us, agreed to exchange all of their common and preferred stock in PrimeRx for all of the issued and outstanding stock of Network, which is currently owned in its entirety by PrimeRx. After this transaction, PrimeRx will no longer have an ownership interest in Network, and the majority of the outstanding ownership interests in PrimeRx, and indirectly PrimeMed, will be owned by us. Prior to this transfer of shares, we owned 29 percent of PrimeRx outstanding common stock and thereby owned 29 percent of Network's outstanding common stock. The exchange will result in us owning approximately 89 percent of PrimeRx stock. PrimeRx will no longer own any outstanding shares of Network which will be held 100 percent by the prior PrimeRx shareholders, other than us.

    - We agreed that prior to May 25, 2001, we will pay all of the legitimate debts, obligations and liabilities of Network, including trade payables, that are greater than 15 days old. Further, we agreed that all inter-company obligations owed to us from Network are discharged in consideration of the other assets and benefits to be received by us under the Settlement Agreement. These assets include PrimeRx Pharmacies and ownership of all proprietary software and related technology systems in the PrimeRx business. As of March 31, 2001, we estimate the amount of inter-company obligations to be included as part of our acquisition costs of PrimeRx relative to this agreement as approximately $2.8 million.

    - Network is currently indebted to a commercial bank in the amount of approximately $6.0 million. The indebtedness is secured by all of the assets and outstanding stock of Network. We agreed to assume or pay this loan and to obtain a release of the security interests in the assets and common stock held by the bank prior to September 22, 2001. We also have the right to extend the time for obtaining this bank release for an additional 30 days in consideration for forgiveness of the additional advances for working capital to be made by us as discussed below. Thereafter, if we have not provided for the bank release by October 22, 2001, we are obligated to pay Network an additional sum of 10 percent of the then unpaid balance of the bank loan. Until such time as we obtain this release, the PrimeRx shares to be exchanged for all of the outstanding stock of Network shall be held in escrow and the Network shares will be held by the bank.

    - The principal shareholder of PrimeRX has personally guaranteed the payment of obligations to a supplier of pharmaceutical products. We have agreed to obtain the release of this shareholder's personal guarantee from the pharmaceutical supplier before August 23, 2001. If we are unsuccessful in obtaining this release within the specified time period, under the Settlement Agreement we are obligated to pay this shareholder the sum of 10 percent of the then unpaid balance of the amount owed by Network to this supplier. We have also agreed, that prior to August 23, 2001, we will obtain the release of the principal shareholder of all legitimate debts, obligations and liabilities of ours or Network's which this shareholder has either personally guaranteed or incurred direct liability excluding Network facility leases.

    - Until we have obtained the bank release described above, we will provide working capital funding to Network in the amount of $300 thousand per month. These advances together with interest are to be repaid in full by Network no later than one (1) year following delivery of the bank release. In the event we are unsuccessful in obtaining the bank release within the time period specified, we have agreed to contribute these advances to the capital of Network as additional consideration for this transaction. The principal shareholder of Network has unconditionally and personally guaranteed Network's obligation to repay us.

    - Network has agreed to pay a total of $2.2 million of its debts and obligations to be applied first towards trade payables that are not more than 15 days old, then to other trade payables of Network and thereafter to the general debts and obligations of Network.

    - Network and we have agreed to enter into a new Network Management Agreement prior to April 25, 2001, consistent with the terms of the Settlement Agreement. This new Network Management Agreement is to provide that we are to render management services to Network with our employees the compensation and benefits of which shall be paid by Network. The accounting and financial functions are to be managed exclusively by a management team headed by persons designated by or appointed with the approval of the principal shareholders of Network.

    - The parties expressly agreed that the financial statements and results of operations of Network are to be consolidated with our financial statements while the Network Management Agreement is in effect. The parties also agreed, without any further consideration, to perform all reasonable acts to effectuate such consolidation. The Settlement Agreement provides that the Network Management Agreement may be terminated upon the occurrence of any of the following:

        - Any change to the Network Management or interference with the operations of Network without the express written consent of the new principal shareholders of Network.

        - The sale of Network to a third party which may not take place until after January 1, 2002; or

        -   The breach by us of any material provision of the Settlement
            Agreement.

        The Settlement Agreement in its current form is insufficient to provide for this intended consolidation without additional terms, conditions or provisions that must be added to the Network Management Agreement to meet consolidation requirements.

    In addition to the ownership restructuring and other transactions described above, all of the parties to the Settlement Agreement agreed to grant to each other mutual general releases.

    Until this settlement is effective and any transfer of shares are made, the Company owns 29 percent of PrimeRx outstanding common stock and thereby owned 29 percent of Network's outstanding common stock. The proposed exchange of stock in the Settlement Agreement will result in us owning approximately 89 percent of PrimeRx stock as they are a wholly owned subsidiary of PrimeRx. PrimeRx will no longer own any outstanding shares of Network which will be held 100 percent by the prior PrimeRx shareholders, other than the Company.

    VIDIMEDIX CONTINGENCY

     On or about September 15, 2000, certain former securities holders of VidiMedix filed a Petition against us arising out of our acquisition of VidiMedix. (Moncrief, et al vs. e-MedSoft.com and VidiMedix Acquisition Corporation, Harris County (Texas) Court, No. 2000-47334). The Petition was amended on or about May 24, 2001. Plaintiffs allege that they were the majority shareholders in VidiMedix, and that they consented to our acquisition of VidiMedix based on allegedly false representations regarding the earn-out provision in the merger agreement. In addition, they allege that we entered into an agreement or agreements to deliver certain shares to them and failed to do so. Plaintiffs also assert claims for breach of contracts, breach of the merger agreement, fraudulent inducement and negligent inducement, fraudulent misrepresentation and fraud, negligent misrepresentation, statutory fraud and breach of fiduciary duty.

    In November 2000 we entered into a settlement agreement with these parties. This agreement was amended in February 2001. Under this amended settlement agreement, we agreed to issue $3.4 million in shares of our common stock to satisfy the earn-out provisions in the merger agreement. The number of share required to be issued is the higher of 1.3 million or the product of $3.4 million divided by weighted average closing price calculated using the first six days of the nine days prior to whichever of several reference dates would result in the greatest number of shares to be issued. Plaintiffs have claimed that we owe them either 6.0 million shares of common stock or liquidated damages of $5.1 million. We dispute these claims.

    On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (e-MedSoft.com vs. Moncrief, et. al, Case No. BC249782). In this suit we have alleged that the Defendants fraudulently induced us to acquire the assets and liabilities of VidiMedix by concealing accurate financial documents, misrepresenting its technology, its clientele, and the level of client satisfaction. We have also allege claims for conspiracy to commit fraud, negligence, misrepresentation and breach of the implied covenant of good faith and fair dealing. We are seeking compensatory and punitive damages according to proof.

    These disputes are in the discovery stage. There have been no hearings or determinations on the merits. No dates have been set for formal adjudication.

    In February 2001 we settled a separate dispute with the six former VidiMedix shareholders who were not parties to the November settlement agreement. These parties are not involved in either of the 2 lawsuits described above. Pursuant to this settlement, we issued 136 thousand shares of common stock.

     Illumea (Asia), Ltd.

    On December 13, 2000, Illumea (Asia), Ltd., Nathalie j.v.d. Doornmalen, David Chung Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd., and True Will Investments ("Plaintiffs") filed a First Amended Complaint against the Company. Illumea Corporation ("Illumea") and Andrew Borsanyi arising out of the Company's acquisition of Illumea.

    Plaintiffs allege that they were shareholders in Illumea, and that they consented to the Company's acquisition of Illumea based on the allegedly false representation that the Company would hire plaintiff Nathalie Doornmalen, the chief executive of plaintiff Illumea (Asia), Ltd. ("IAL"). In addition, plaintiff IAL alleges that Illumea breached an agency agreement between those companies and engaged in fraud in connection with the agency relationship. Plaintiffs assert claims for securities fraud under 15 U.S.C. Section 78j(b) and Rule 10b-5, "conspiracy," breach of contract, fraud, false promise, defamation, and violation of California Business & Professions Code Section 17200. Plaintiffs seek compensatory damages, disgorgement under Section 17200, and attorneys' fees.

    On March 26, 2001, the Company and Illumea filed a Counterclaim against IAL and Nathalie Doornmalen for breach of contract, breach of fiduciary duty and fraud. The Counterclaim alleges that IAL and Doornmalen have refused to repay Illumea for providing funding and equipment to IAL, and that Doornmalen failed to make certain disclosures in connection with the merger between Illumea and the Company.

    Defendants and counterdefendants each filed a motion under Federal Rule of Civil Procedure 12(b)(6) to dismiss certain claims in the First Amended Complaint and the Counterclaim, respectively. The Court denied both motions.

    The parties have made their initial disclosures under Rule 26, and discovery is now under way. The court recently issued a Pretrial Scheduling Order setting the following dates: discovery cutoff of December 3, 2001, Final Pretrial Conference on March 1, 2002, and trial in April 2002 (the exact date to be announced during the Final Pretrial Conference).

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly data for the years ended March 31, 2001 (as restated) and 2000, was as follows: (in thousands except per share data)


                                              FIRST QUARTER       SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
                                              -------------       --------------      -------------       --------------
          Year ended March 31, 2001
            Net Sales                          $ 19,895            $ 24,734            $ 22,198            $  21,170
            Operating Loss from Continuing
               Operations                       (10,628)            (14,341)            (13,242)            (221,071)
            Net Loss from Continuing
               Operations                       (10,004)            (13,548)            (13,431)            (221,834)
            Net Loss from Discontinued
               Operations                          (538)             (3,058)             (1,931)             (10,908)
            Net Loss                            (10,542)            (16,606)            (15,362)            (232,742)
            Loss Per Share from Continuing
               Operations                      $  (0.12)           $  (0.17)           $  (0.17)           $   (2.79)
            Loss Per Share from Discontinued
               Operations                      $  (0.01)           $  (0.04)           $  (0.02)           $   (0.14)

          Year ended March 31, 2000
            Net Sales                          $      0            $      0            $    183            $     758
            Operating Loss from Continuing
               Operations                          (895)             (1,640)             (2,294)              (3,600)
            Net Loss from Continuing
               Operations                        (1,831)             (1,705)             (2,399)              (3,386)
            Net Loss from Discontinued
               Operations                          (697)               (208)                209                  352
            Net Loss                             (2,528)             (1,913)             (2,190)              (3,034)
            Loss Per Share from Continuing
               Operations                      $  (0.04)           $  (0.03)           $  (0.04)           $   (0.05)
            Loss Per Share from Discontinued
               Operations                      $  (0.01)           $  (0.00)           $   0.00            $    0.01



22. STATEMENTS OF CASH FLOWS

    The Company had the following supplemental and non-cash activities each year:

                                                                                2001              2000              1999
                                                                             ------------     ------------     ------------
     SUPPLEMENTAL CASH FLOW DATA (IN THOUSANDS)
     Cash paid during the year for:
       Interest ........................................................     $      2,149     $        397     $          3
                                                                             ============     ============     ============
       Income taxes ....................................................     $         --     $         78     $         --
                                                                             ============     ============     ============
     NON-CASH TRANSACTIONS
       Issuance of restricted stock for acquisition of Resource ........     $      1,280     $         --     $         --
       Issuance of restricted stock for investment in PrimeMed .........           27,797               --               --
       Issuance of restricted stock for acquisition of Illumea .........           10,354               --               --
       Transfer of restricted stock for acquisition of VirTx ...........                            30,182               --
       Issuance of restricted stock and warrants for acquisition of
          VidiMedix ....................................................            8,287               --               --
       Expiration of VidiMedix Warrants ................................            1,099               --               --
       Issuance of restricted stock for technology license and
          investment in Quantum Digital ................................               --           25,000               --
       Assumption of lease commitment for investment in Quantum Digital                --            3,315               --
       Issuance of restricted stock for a deferred contract and
          distribution channel .........................................               --          103,052               --
       Issuance of restricted stock for settlement of debt .............               --            4,761               --
       Transfer of restricted stock for acquisition of e-Net ...........               --               --            5,400
       Transfer of restricted stock for inducement to lend .............               --               --            1,212
       Issuance of warrants for payment of debt ........................               --              506               --
       Issuance of shares for acquisition of software ..................               --            4,468               --
       Property and equipment purchased through capital
          lease ........................................................               61              945               --

23. SUBSEQUENT EVENTS

    Chartwell Merger

     On May 14, 2001, we announced execution of an Agreement and Plan of Merger and Reorganization with Chartwell Diversified Services, Inc. (Chartwell), which agreement was amended and restated in its entirety on June 4, 2001. Donald Ayers, a member of e-MedSoft.com's board of directors is a shareholder of Chartwell. Pursuant to this Merger, the outstanding shares of Chartwell shall be converted solely at the option of e-MedSoft.com (i) either into 50 million shares of the Company's common stock or $90.0 million in cash and (ii) warrants to purchase 20.0 million shares of the Company's common stock at the exchange ratio specified in the Merger Agreement. The warrants will have a term of five years at an initial exercise price of $4.00 per share. The warrants may be exercised up to 4.0 million shares per year.

     On June 8, 2001 the Company signed a $2.3 million promissory note payable to NCFE which bears interest at the rate of 10% per annum. The entire principal amount of the note together with all accrued unpaid interest is due on June 7, 2002. There is no prepayment penalty on the note.

Equity Investment

     On July 16, 2001 we executed a definitive purchase agreement with an institutional investor with more than $700.0 million of assets under management, for the sale of $83.0 million of newly issued shares of common stock. Completion of the agreement is subject to several conditions, including the completion of the previously announced merger with Chartwell Diversified Services, Inc., and the post-merger retention of Frank Magliochetti, President of Chartwell and John Andrews , President of e-MedSoft. Additional material conditions include (a) the Company must be in full compliance with all listing requirements of the American Stock Exchange and the post-merger company - Med Diversified - must reach gross revenues of $30.0 million during a 45-day operational span with EBIDTA for that period of at least $100 thousand, (b) the Company must have cash on hand at time of closing of at least $5.0 million, (c) the Company's common stock must reach $4.20 per share after completion of the merger; and (d) the existing equity line with Hoskins International will not have been drawn down by the Company unless the Company has achieved a full year of positive EBIDTA in excess of $35.0 million. The issuance of shares will be priced at 90 percent of the market price on closing date of the sale. If we sold shares at a market price of $4.20 we would issue approximately 22.0 million shares.

     On July 16, 2001 the Company filed a Form 8-K, reporting under Item 5 that the Company would be delinquent filing the Form 10-K for the fiscal year ended March 31, 2001.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             e-MedSoft.com


                                             By: /s/ JOHN F. ANDREWS
                                                 ------------------------------
                                                 John F. Andrews, President


Date: July 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                             TITLE                      DATE
            ---------                             -----                      ----
        /s/ JOHN F. ANDREWS            Chairman, President and              July 26, 2001
-----------------------------------    Chief Executive Officer
          John F. Andrews


         /s/ SUZANNE HOSCH             Interim Chief Financial Officer      July 26, 2001
-----------------------------------
           Suzanne Hosch


        /s/ SAM J. W. ROMEO            Director                             July 26, 2001
-----------------------------------
          Sam J. W. Romeo


        /s/ ALBERT MARSTON             Director                             July 26, 2001
-----------------------------------
          Albert Marston


       /s/ W. CEDRIC JOHNSON           Director                             July 26, 2001
-----------------------------------
         W. Cedric Johnson


         /s/ DONALD AYERS              Director                             July 26, 2001
-----------------------------------
           Donald Ayers

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                     DESCRIPTION                                               LOCATION
 -------                    -----------                                               --------
    3.1        Articles of Incorporation, as Amended                   Incorporated by reference to the
                                                                       Registrant's Form S-18 Registration
                                                                       Statement (No. 33-8420-D)

    3.2        Bylaws                                                  Incorporated by reference to Registrant's
                                                                       Form S-18 Registration Statement (No.
                                                                       33-8420-D)

    3.3        Restated Articles of Incorporation                      Incorporated by reference to Exhibit 3.3
                                                                       to the Registrant's Form 10-KSB for the
                                                                       year ended March 31, 1999

   10.0        Stock Acquisition and Technology Transfer               Incorporated by reference to Exhibit 10 to
               Agreement dated December 22, 1998, between              the Registrant's Form 8-K dated January 7,
               MedTech, Inc. (formerly "High Hopes,                    1999
               Inc.") and Sanga e-Health LLC

   10.1        Loan and Security Agreement dated March                 Incorporated by reference to Exhibit 10.1
               19, 1999, among the Company, Trammel                    to the Registrant's Form 8-K dated March
               Investors LLC and Donald H. Ayers                       19, 1999

   10.2        Registration Rights Agreement among the                 Incorporated by reference to Exhibit 10.2
               Company, Trammel Investors LLC and Donald               to the Registrant's Form 8-K dated March
               H. Ayers                                                19, 1999

   10.3        Waiver, Rescission and Termination of                   Incorporated by reference to Exhibit 10.1
               Software License Agreement between Sanga                to Amendment No. 1 to the Registrant's
               e-Health LLC and Sanga Corporation dated                Form 8-K dated January 7, 1999
               December 2, 1998

   10.4        Assignment of Rights Under Financing                    Incorporated by reference to Exhibit 10.4
               Agreements                                              to the Registrant's Form 10-KSB for the
                                                                       year ended March 31, 1999

   10.5        Agreement with Donald H. Ayers dated June               Incorporated by reference to Exhibit 10.5
               14, 1999                                                to the Registrant's Form 10-KSB for the
                                                                       year ended March 31, 1999

   10.6        Agreement with Trammel Investors LLC dated              Incorporated by reference to Exhibit 10.6
               May 15, 1999                                            to the Registrant's Form 10-KSB for the
                                                                       year ended March 31, 1999

   10.7        Asset Purchase Agreement dated September                Incorporated by reference to Exhibit 10.7
               1, 1999 among Sanga e-Health LLC,                       to the Registrant's Form 8-K dated
               e-MedSoft.com, and University Affiliates                September 1, 1999
               IPA, Inc.

   10.8        Software License and Services Agreement                 Incorporated by reference to Exhibit 10.8
               dated September 1, 1999 between University              to the Registrant's Form 8-K dated
               Affiliates IPA, Inc. and e-MedSoft.com                  September 1, 1999

   10.9        Registration Rights Agreement dated                     Incorporated by reference to Exhibit 10.9
               September 1, 1999 between University                    to the Registrant's Form 8-K dated
               Affiliates IPA, Inc. and e-MedSoft.com                  September 1, 1999

  10.10        Corrected Agreement and Plan of Merger and              Incorporated by reference to Exhibit 10.1
               Reorganization dated February 21, 2000,                 to the Registrant's Form 8-K dated
               among e-MedSoft.com, VirTx Acquisition                  February 29, 2000 and amended on May 12,
               Corporation and VirTx, Inc.                             2000

  10.11        Acquisition and Joint Venture Agreement                 Incorporated by reference to Exhibit 10.11
               dated March 18, 2000, between CypherComm,               to the Registrant's Form 8-K dated March
               Inc. and the Company                                    18, 2000

  10.12        Management Services and Joint Venture                   Incorporated by reference to Exhibit 10.12
               Agreement dated April 6, 2000, between                  to the Registrant's Form 8-K/A filed on
               Prime RX.com, Inc. and e-MedSoft.com, as                May 2, 2000
               modified

  10.13        Master Preferred Provider Agreement                     Incorporated by reference to Exhibit 10.13
               between e-MedSoft.com and Prime RX.com,                 to the Registrant's Form 8-K/A filed on
               Inc.                                                    May 2, 2000

  10.14        Agreement dated April 7, 2000, between                  Incorporated by reference to Exhibit 10.14
               e-MedSoft.com and the shareholders of                   to the Registrant's Form 8-K/A filed on
               Prime RX.com, Inc.                                      May 2, 2000

  10.15        Agreement and Plan of Merger and                        Incorporated by reference to Exhibit 10.10
               Reorganization dated April 18, 2000, among              to Registrant's Form 8-K dated May 5, 2000
               e-MedSoft.com, Illumea Acquisition
               Corporation and Illumea Corporation

  10.16        Agreement and Plan of Merger and                        Incorporated by reference to the Exhibits to
               Reorganization, dated June 6, 2000, among               the Registrant's Current Report on Form 8-K, as
               the the Registrant, Vidimedix                           filed on June 28, 2000.
               Acquisition Corporation, and Vidimedix
               Corporation (10)

  10.17        Compromise and Settlement Agreement between             To be filed by amendment.
               Registrant and prior shareholders of
               Vidimedix Corporation+

  10.18        Common Stock Purchase Agreement between                 Incorporated by reference to the Exhibits to the
               e-MedSoft.com and Hoskin International Limited          Registrant's Current Report on Form 8-K, as
               dated February 20, 2001 (12)                            filed on March 2, 2001.

  10.19        Executive Employment Agreement between                  To be filed by amendment.
               Registrant and John F. Andrews dated as of
               January 15, 1999, amended January 15, 2000+

  10.20        Executive Employment Agreement between Registrant       To be filed by amendment.
               and John Shepherd dated August 30, 2000+

  10.21        1999 Stock Compensation Plan+                           To be filed by amendment.

  10.22        2000 Nonqualified Stock Option and Stock                To be filed by amendment.
               Bonus Plan+

  10.23        Amended and Restated Agreement and Plan of              Incorporated by reference to
               Merger and Reorganization dated June 4,
               2001, among e-MedSoft.com, CDS Acquisition
               Corporation and Chartwell Diversified
               Services, Inc.

   21.0        Subsidiaries of the Registrant                          Filed herewith electronically

   23.1        Consent of KPMG LLP                                     Filed herewith electronically

   23.2        Consent of Arthur Andersen LLP                          Filed herewith electronically
