Form 10-Q
period 2001-06-30
E-MEDSOFT COM
filed 2001-08-20
CIK 800181

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2001


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


                              (904) 543-1000
                        --------------------------
                        (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No  [ ]


As of August 17, 2001, 96,253,581 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                                  INTRODUCTION

         In order to better understand the information contained in this Quarterly Report as of and for the period ended June 30, 2001, it is important that you take into consideration the Company's disputes relative to Network Pharmaceuticals, Inc.

         Network Pharmaceuticals, Inc. is a wholly-owned subsidiary of PrimeRx.com, a closely held pharmacy management company of which we own 29% and have managed pursuant to a Management Services Agreement since April 2000, as modified in March, 2001. As described in our 10-K as of and for the period ended March 31, 2001, we included Network in our consolidated financial statements. Network represented a material portion of our revenues for the fiscal year ended March 31, 2001, at approximately $54.0 million, or 61.5 percent of total consolidated revenues. Also, as described in our 10-K, our relationship with PrimeRx and Network has been a troubled one characterized by numerous disputes, some of which have resulted in litigation. The most recent dispute involves a lawsuit brought by Network on July 16, 2001, alleging various breaches of a Settlement and Mutual General Release Agreement dated March 26, 2001.

         As a result of the disputes, we have been unable to obtain Network financial information. Further, as more fully discussed in this Quarterly Report and the notes to the consolidated condensed financial statements contained herein, the consolidated condensed financial statements contained in this Quarterly Report were not prepared in conformity with accounting principles generally accepted in the United States. Further, our independent public accountants were not able to complete a timely review of the consolidated condensed financial statements contained in this Quarterly Report.

         We intend to try to resolve the disputes relative to Network as soon as possible. While we are not certain whether we will ultimately be successful in obtaining the Network financial information, or when we might receive it, if and when we do, we intend to amend this Quarterly Report as soon as possible thereafter to include consolidated condensed financial statements including Network for the period ended June 30, 2001 that are prepared in accordance with accounting principles generally accepted in the United States. The Company anticipates that upon consolidating Network in accordance with generally accepted accounting principles, consolidated revenues, expenses and net loss will increase by material amounts in the consolidated condensed statement of operations for the three months ended June 30, 2001, as compared to those reported herein, and that the consolidated assets, liabilities and stockholder's deficit will increase by material amounts in the consolidated condensed balance sheet at June 30, 2001, as compared to those reported herein. Further, the Company anticipates that upon consolidation of Network, there will be material changes to the consolidated statement of cash flows and footnote disclosures as compared to those reported herein.

         As previously announced, and as discussed more fully in note 15 to the consolidated financial statements, we acquired Chartwell Diversified Services, Inc. by means of a merger between our wholly owned merger subsidiary and Chartwell on August 6, 2001. Since this acquisition occurred after June 30, 2001, it is not reflected in the accompanying consolidated financial statements. More detailed financial information concerning Chartwell and the pro forma effect of this merger will be filed in a Form 8-K before October 22, 2001.

                                      INDEX

                                                              Page No.
                                                              --------
PART I.  FINANCIAL INFORMATION ................................   3

     ITEM 1.  FINANCIAL STATEMENTS

         As discussed in the introduction above and Note 1 to the accompanying consolidated condensed financial statements of e-MedSoft.com (the Company) as of and for the three months ended June 30, 2001, financial information for Network Pharmaceuticals, Inc., a subsidiary of the Company, was not and could not have been obtained in a timely manner without unreasonable effort or expense. Accordingly, the Company decided to prepare the accompanying consolidated condensed financial statements without this information as permitted by SEC Rule 12b-21 (17 CFR Section 240.12b-21).

         The Company's independent public accountants were unable to complete a timely review of the accompanying consolidated financial statements in compliance with the requirements of Part 210 of SEC Regulation S-X (17 CFR
Section 210.10-01(d)) which states that "Prior to filing, interim financial statements included in quarterly reports on Form 10-Q (17 CFR 249.308 (a)) must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Commission."

         As discussed in the introduction above and Note 1 to the accompanying consolidated condensed financial statements as of and for the three months ended June 30, 2001, the accompanying consolidated condensed financial statements have not been prepared in accordance with accounting principles generally accepted in the United States of America. As a result of not including Network in the accompanying consolidated condensed financial statements as of and for the three months ended June 30, 2001, the accompanying consolidated condensed financial statements do not present fairly the financial position of the Company as of June 30, 2001 or the results of its' operations for the three months then eded in accordance with accounting principles generally accepted in the United States of America.


      Consolidated Condensed Balance Sheets at June 30, 2001
      (unaudited) and March 31, 2001 ........................   4
      Consolidated Condensed Statements of Operations for the
      Three Months ended June 30, 2001 and 2000 (unaudited)..   5

      Consolidated Condensed Statements of Cash Flows for the
      Three Months ended June 30, 2001 and 2000 (unaudited).    6

      Notes to the Consolidated Condensed Financial Statements
      at June 30, 2001 (unaudited) ............................ 7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.... 22

PART II.  OTHER INFORMATION .................................. 30

     ITEM 1.  LEGAL PROCEEDINGS .............................. 30

     ITEM 2.  CHANGES IN SECURITIES .......................... 34

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................ 35

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS ............................... 35

     ITEM 5.  OTHER INFORMATION .............................. 35

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............... 35
SIGNATURES ................................................... 35

                                  e-MedSoft.com
               Consolidated Condensed Balance Sheets (see Note 1)
                                 (in thousands)

                                                                                  June 30,        March 31,
                                                                                    2001            2001
                                                                                 ---------       ---------
                                                                                 (unaudited)
ASSETS

Current Assets:
  Cash & cash equivalents                                                        $     737       $   2,061
  Accounts receivable, net                                                           6,116           8,994
  Accounts receivable from affiliates, net                                           1,247             783
  Other receivables                                                                    244             308
  Related party receivable                                                              86              --
  Inventory                                                                            756           4,554
  Other current assets                                                                 518             880
                                                                                 ---------       ---------
                                                                                     9,704          17,580
Non-Current Assets:
  Property and equipment, net                                                        3,685           5,677
  Goodwill, net                                                                     11,008          11,404
  Technology license fee                                                             2,800           2,800
  Deferred software costs                                                           10,748          10,856
  Distribution channel                                                               2,458           2,500
  Assets of discontinued operations                                                  5,694           9,340
  Other assets                                                                       3,850           4,899
                                                                                 ---------       ---------
                                                                                    40,243          47,476
                                                                                 ---------       ---------
     TOTAL ASSETS                                                                $  49,947       $  65,056
                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities:
  Accounts payable                                                               $   7,685          15,645
  Accrued liabilities                                                                8,160           6,535
  Related party debt                                                                 3,258           2,904
  Liabilities of discontinued operations                                            11,292          12,546
  Current maturities of long-term debt and
   capital leases                                                                    6,473           2,960
                                                                                 ---------       ---------
                                                                                    36,868          40,590

Long-Term Liabilities:
  Capital leases                                                                        10             878
  Debt                                                                               1,523           3,077
  Long-term debt and lease commitments
   of discontinued operations                                                        2,579           2,358
  Lease commitments                                                                  3,053           3,223
                                                                                 ---------       ---------
                                                                                     7,165           9,536

Deferred revenue                                                                     2,099              --
Minority interest                                                                    7,344           7,351
Stockholders' Equity(Deficit):
  Common shares                                                                         81              79
  Paid in capital                                                                  308,592         303,685
  Stock subscription                                                                (4,590)         (5,000)
  Deferred charge-equity financing                                                  (4,616)         (4,616)
  Accumulated deficit                                                             (301,910)       (285,822)
  Accumulated other comprehensive (loss)
   income                                                                             (149)            190
  Less treasury shares at cost                                                        (937)           (937)
                                                                                 ---------       ---------
                                                                                    (3,529)          7,579
                                                                                 ---------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY(DEFICIT)                                                            $  49,947       $  65,056
                                                                                 =========       =========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                                  e-MedSoft.com
          Consolidated Condensed Statements of Operations (see Note 1)
                For the Three Months Ended June 30, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)

                                              2001            2000
                                             --------       --------
                                                           (as restated)
NET SALES
  Non affiliates                             $  8,083       $ 17,687
  Affiliates                                      826          2,208
                                             --------       --------
Total Net Sales                                 8,909         19,895
                                             --------       --------
COSTS AND EXPENSES:
  Cost of sales                                 6,040         14,078
  Research and development                        692          2,734
  Sales and marketing                           1,614          1,272
  General and administrative                   13,006         10,395
  Restructuring charges                           136             --
  Depreciation and amortization                   769          2,044
                                             --------       --------
     Total Costs and Expenses                  22,257         30,523
                                             --------       --------

OPERATING LOSS                                (13,348)       (10,628)

OTHER INCOME (EXPENSE):
  Interest expense                               (210)          (248)
  Interest income                                  17            696
  Other                                            --             94
                                             --------       --------

LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST                                    (13,541)       (10,086)

TAX BENEFIT                                        --             --

MINORITY INTEREST, NET OF TAXES                    --             82
                                             --------       --------

NET LOSS FROM CONTINUING OPERATIONS          $(13,541)      $(10,004)

NET LOSS FROM DISCONTINUINED OPERATIONS      $ (2,547)      $   (538)
                                             --------       --------
TOTAL NET LOSS                               $(16,088)      $(10,542)
                                             ========       ========
BASIC AND DILUTED LOSS PER SHARE FROM
 CONTINUING OPERATIONS                       $  (0.17)      $  (0.12)
                                             ========       ========

BASIC AND DILUTED LOSS PER SHARE FROM
  DISCONTINUED OPERATIONS                    $  (0.03)      $  (0.01)
                                             ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING            79,609         78,960




The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  e-MedSoft.com
          Consolidated Condensed Statements of Cash Flows (see Note 1)
                    Three Months Ended June 30, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                        2001           2000
                                                      -------        --------
                                                                   (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(16,088)      $(10,542)
  Add loss from discontinued operations                  2,547            538
  Minority interest                                         --            (82)
  Adjustments to reconcile loss from continuing
   operations to net cash used in continuing
   operations:
  Losses of joint venture                                  195            123
  Non cash compensation                                    280            183
  Provision for doubtful accounts                          411            755
  Depreciation                                             366            466
  Amortization of goodwill                                 403          1,578
  Amortization of distribution channel                      42              -
  Deferred revenues                                      1,993             (9)
  Other                                                   (629)          (251)
  Issuance of shares and warrants for services
   provided                                              4,744              -
  Net change in assets and liabilities affecting
   operations, net of acquisitions:
   Accounts receivable                                  (1,395)        (3,137)
   Inventory                                               844           (476)
   Prepayments and others                                  355           (727)
   Accounts payable and accrued liabilities              1,019         (2,073)

     Net Cash Used in Operating Activities              (4,913)       (13,654)
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired                -         (1,830)
  Capital expenditures                                       _         (2,195)
  Cash advances from discontinued
   operations                                                -         (2,394)
  Investment in software                                  (705)        (1,071)
  Other investments                                          -         (2,936)
  Other, net                                               (89)           (35)
                                                      --------       --------
Cash Used in Investing Activities                         (794)       (10,461)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                            (3,853)        (2,314)
  Proceeds from long-term debt                           9,048            391
  Repayments of capital lease obligations                    -           (165)
  Proceeds from exercise of stock options
   and warrants                                              -             98
                                                      --------       --------
      Cash (used in) Provided by Financing
      Activities                                         5,195         (1,990)
                                                      --------       --------


DECREASE IN CASH AND CASH EQUIVALENTS                     (512)       (26,105)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF THE PERIOD                                           1,249         55,635


CASH AND CASH EQUIVALENTS AT THE END OF
 THE PERIOD                                           $    737       $ 29,530
                                                      ========       ========


NON CASH TRANSACTIONS
   Issuance of restricted stock and warrants
    for acquisitions                                   $     -       $ 43,303
   Issuance of restricted stock for services           $ 4,952              -





The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 e-MedSoft.com
                  Notes to Consolidated Condensed Financial Statements
                                 June 30, 2001
                                  (Unaudited)


     1)  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     As more fully described in Note 13 to the consolidated financial statements, the Company is involved in a legal dispute with Network Pharmaceuticals, Inc. ("Network"). In that dispute, certain allegations have been made against the Company. The majority shareholder of Network has denied the Company access to financial information relative to Network that management of the Company believes should be included in the accompanying consolidated condensed financial statements. Because the relevant balance sheet, statement of operations and cash flow information needed to consolidate Network in the accompanying consolidated condensed financial statements in accordance with generally accepted accounting principles in the United States of America is not available, the Company has accounted for Network in the accompanying consolidated condensed financial statements by deconsolidating Network effective April 1, 2001 and has reflected the net liabilities of approximately $2.1 million in current liabilities in the consolidated condensed balance sheet as of June 30, 2001. In addition, the financial position and results of operations of Network have not been included in the accompanying consolidated condensed balance sheet as of June 30, 2001, nor the consolidated condensed statement of operations and cash flows for the three month period ended June 30, 2001. As a result of not including Network in the accompanying consolidated condensed financial statements as of and for the three months ended June 30, 2001, the accompanying consolidated condensed financial statements do not present fairly the financial position of the Company as of June 30, 2001 or the results of its operations for the three months then ended in accordance with accounting principles generally accepted in the United States of America. The Company intends to file an amended Form 10-Q for the period ended June 30, 2001 consolidating the operations of Network as soon as e-MedSoft.com obtains the information.

      The consolidated financial statements included herein have been prepared by e-MedSoft.com (the Company or e-MedSoft) without audit, and except as described in the previous paragraph, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared based on accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and e-MedSoft believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. While management believes the procedures followed in preparing these financial statements, except as described in the preceding paragraph, are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished later in the year. These consolidated condensed financial statements should be read in conjunction with the March 31, 2001 audited financial statements and the accompanying notes thereto and the Forms 8-K filed by the Company on April 11, 2001 and June 11, 2001.

  As discussed above, the financial information for Network Pharmaceuticals, Inc., a subsidiary of the Company, was not and could not have been obtained in a timely manner without unreasonable effort or expense. Accordingly, the Company decided to prepare the accompanying consolidated condensed financial statements without this information as permitted by SEC Rule 12b-21 (17 CFR
Section 240.12b-21).

  The Company's independent public accountants were unable to complete a timely review of the accompanying consolidated condensed financial statements in compliance with the requirements of Part 210 of SEC Regulation S-X (17 CFR
Section 210.10-01(d)) which states that "Prior to filing, interim financial statements included in quarterly reports on Form 10-Q (17 CFR 249.308 (a)) must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Commission."

2) The Company has restated the three months ended June 30, 2000 as follows:


                                                                Stockholder's
                                               Net loss        equity (deficit)
                                               --------        ----------------
  As previously reported....................   $ (3,507)           $329,982
  Correct for revenue recognition...........     (4,300)             (4,300)
  Correct for allowance for bad debt........       (740)               (740)
  Correct for capitalized software..........     (1,995)             (1,995)
                                               --------            --------
  As restated at June 30, 2001..............   $(10,542)           $322,947
                                               --------            --------

3) LIQUIDITY AND CAPITAL RESOURCES

    The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Notes 3 and 4 to the Company's audited consolidated financial statements for the year ended March 31, 2001, the Company recorded material asset impairment charges in the fiscal year ended March 31, 2001. The development of some key products that the Company was relying on to generate revenue have been decreased or abandoned. In addition, funding that the Company expected to receive from existing agreements and commitments has not occurred.

    In addition, the Company has experienced significant losses from continuing operations in the three months ended June 30, 2001. At June 30, 2001, the Company, excluding Network, had negative working capital from continuing operations of $27.2 million (excluding working capital of discontinued operations) and cash and cash equivalents decreased from $2.1 million at March 31, 2001 to $737 thousand at June 30, 2001.

    The Company's ability to continue to operate as a going concern is dependent on its ability to raise additional capital through issuance of additional equity securities. There is no guarantee that funding will be available on terms acceptable to the Company.

4) BUSINESS COMBINATIONS

Prior Year Acquisition Developments

In June 2000, the Company acquired VidiMedix for assumption of approximately $6.2 million in debt and liabilities. Of this amount, approximately $3.3 million was repaid with approximately 380,000 shares of common stock and warrants to purchase approximately 336,000 shares of common stock at a purchase price of $8.63. In addition, the Company has committed to issue up to an additional $6.0 million in shares of common stock to the VidiMedix shareholders as an earn out payment based on VidiMedix achieving certain sales targets over the next fiscal year. VidiMedix provides network medicine solutions that enable physicians to deliver remote examination, diagnosis, and treatment to patients via secure, private and collaborative interactions using advanced Internet and Web technologies. This acquisition has been accounted for as a purchase. In November, 2000 the Company entered into an agreement with eight of the fourteen prior VidiMedix shareholders to issue approximately $3.4 million in shares of e-MedSoft.com common stock to satisfy the earn out provisions in the purchase agreement. The additional shares were included as part of the purchase price in the third quarter of fiscal 2001. This agreement was amended in February 2001. The number of shares required to be issued is the higher of 1.3 million or the product of $3.4 million divided by an average closing price calculated as per the agreement. The Company filed an S-1 to register the shares on March 7, 2001. However, since the S-1 registration was not effective by April 30, 2001, the Company is required at the option of the prior VidiMedix shareholders, to (1) issue the shares calculated in the default provision or (2) pay these VidiMedix shareholders $4.0 million in cash. The Company also entered into a settlement agreement in February 2001 with those VidiMedix shareholders who were not parties to the November settlement agreement. Under the February settlement agreement the Company is obligated to issue 136 thousand shares of common stock to six of the prior VidiMedix shareholders. The additional shares to be issued under these settlements were accounted for in the fourth quarter of the fiscal year 2001 as legal expense. The Company has not issued the additional shares under these settlement agreements and have filed a lawsuit against the previous owners of VidiMedix alleging fraud and misrepresentation. See Note 13.

Other Business Agreements

PRIMERX.COM

Effective April 12, 2000, the Company acquired a 29 percent interest in PrimeRx.com, Inc. and entered into a 30-year management agreement and a preferred provider agreement with PrimeRx.com, Inc. for 2.7 million shares of the Company's common stock (PrimeRx previously known as PrimeMed Pharmacy Services Group, Inc.), a pharmacy management services company. PrimeRx offers a variety of managed care pharmacy services. PrimeRx's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. The management agreement provided for an option to exchange up to 33 percent of PrimeRx stock for 3.0 million e-MedSoft.com shares. The agreement gives full control over PrimeRx operations to the Company. The Company reflected the excess of net assets over net liabilities at acquisition date as goodwill of approximately $40.6 million. Based on managements revised projection of these operations, this goodwill was written off in fiscal year 2001. The Company has experienced continued problems with its relationships with PrimeRx.com's principals or former principals and have entered into settlement agreements that have not been consummated. In addition, various law suits have arisen from the relationship. (See Note 13). Accordingly, the Company consolidated the operations of PrimeRx for the year ended March 31, 2001, however, as described in Note 1, the Company has been unable to obtain the financial information of Network, a subsidiary of PrimeRx, as required by accounting principles generally accepted in the United States of America as of and for the three months ended June 30, 2001.


5)  DEFERRED SOFTWARE DEVELOPMENT COSTS

During the three months ended June 30, 2001 and 2000, the Company incurred approximately $1.0 million and $3.8 million in development costs, respectively. The Company capitalized approximately $705 thousand and $1.0 million of these costs during the three months ended June 30, 2001 and 2000, respectively. Such deferred costs along with acquired software costs will be amortized over a three to five year life once the related products are in service or available for sale.


6)  DEBT

During the fourth quarter of fiscal 2001, the Company's pharmacy subsidiaries, Prime Med Pharmacy Services, Inc. and Resource Healthcare, each entered into a Sale and Subservicing Agreement with National Premier Financial Services, Inc., a subsidiary of National Century Financial Enterprises, Inc. ("NCFE"). The Agreement has a five year term and provides for funding of eligible accounts receivable. The Company is charged interest at prime plus three percent on outstanding loan balances. At

June 30, 2001, the unpaid balance was approximately $3.2 million and is included in related party debt in the consolidated balance sheet. During the three months ended June 30, 2001 interest expense and program fees under these agreements amounted to $163 thousand.

On June 8, 2001 the Company signed a $2.3 million promissory note payable to NCFE which bears interest at the rate of 10 percent per annum. The entire principal amount of the note together with all accrued unpaid interest is due on June 7, 2002. There is no prepayment penalty on the note.

7)  RESTRUCTURING COSTS

     During the quarter ended September 30, 2000 the Company completed its defined restructuring plan and began its implementation to integrate new acquisitions and eliminate redundancies within the Company. In line with this restructuring plan various activities were identified to be discontinued and employees were identified to be involuntarily terminated or relocated. The following tables and discussion provide a summary of the activities that were or plan to be exited or relocated.

                      RESTRUCTURING CHARGES UNDER EITF 94-3

                                                                                         CHARGES TO ACCRUAL
                                                                             ORIGINAL    ------------------     REMAINING
                                                                              ACCRUAL     CASH     NON CASH     ACCRUAL
                                                                             ---------    -----    --------     ------
  LIABILITY COMPONENTS
Employee termination and relocation....................................      $  399      $ 367         --      $  32
Facility and equipment lease termination and commitment costs ..........        330        105         --        225
Asset impairment related to exiting activity ...........................        781         --      $ 749         32
                                                                              -----      -----      -----      -----
Totals.................................................................      $1,510      $ 472      $ 749      $ 289
                                                                              =====      =====      =====      =====


                      RESTRUCTURING CHARGES UNDER EITF 95-3

                                                                                CHARGES TO ACCRUAL
                                                                    ORIGINAL    ------------------     REMAINING
                                                                     ACCRUAL     CASH     NON CASH     ACCRUAL
                                                                    ---------    -----    --------     ------
  LIABILITY COMPONENTS
Employee termination and relocation .........................      $  372      $  372          --    $     --
Facility and equipment lease termination and commitment costs       1,456         700          --         756
Asset impairment related to exiting activity ................         994          --         994          --
                                                                   ------      ------      ------      ------
Totals ......................................................      $2,822      $1,072      $  994      $  756
                                                                   ======      ======      ======      ======

    PRIMERX.COM.

The Company identified 13 owned or managed pharmacies to be closed, one management contract to be terminated and two division activities to be exited or substantially reduced. In addition, the Company relocated PrimeRx's executive operations and finance functions to the Company's corporate headquarters. Most of these activities and related costs were in existence prior to the consummation date of the PrimeRx transaction. Restructuring costs to exit these activities of approximately $2.3 million were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This accrual includes employee termination and relocation costs, facility lease termination and commitment costs as well as any resulting asset impairment writedowns. For the three months ended June 30, 2001 and the year ended March 31, 2001, approximately $456 thousand and $1.4 million has been incurred, respectively, from the transaction date and offset against the original accrual. The exit costs of activities that were not in existence prior to the consummation date have been expensed or accrued for in accordance with EITF

Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") have been reflected under "Restructuring Costs". For the three months ended June 30, 2001 and the year ended March 31, 2001, approximately $0 and $861 thousand, respectively, has been expensed. The remaining accrual for these costs at June 30, 2001 was approximately $398 thousand for costs under EITF 95-3 and $0 for costs under EITF 94-3 and are included in accrued liabilities in the consolidated balance sheets.

    VIDIMEDIX CORPORATION

    The Company determined that some offices and functions of the VidiMedix operations should be consolidated within its corporate headquarters. These activities and related costs were in existence prior to the consummation date of the VidiMedix acquisition. Restructuring costs to close these offices of approximately $566 thousand were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF 95-3. This accrual includes employee termination costs, facility lease termination and commitment costs as well as any resulting asset impairment writedowns. For the three months ended June 30, 2001 and the year ended March 31, 2001, approximately $76 thousand and $370 thousand, respectively, has been incurred from the transaction date and offset against the original accrual.

    CORPORATE

    The Company defined and started implementation of a plan to reduce staff and consolidate various financial and operational functions. The restructuring costs associated with the implementation of these plans were estimated and accrued. The accrual of approximately $649 thousand is reflected under Restructuring Costs in accordance with EITF 94-3 and includes employee termination costs, facility lease termination and commitment costs. Under this plan approximately 45 employees have been involuntarily terminated and one office has been identified for closure. For the three months ended June 30, 2001 and the year ended March 31, 2001, approximately $0 and $360 thousand has been incurred and offset against this original accrual.

8)  DISCONTINUED OPERATIONS

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd.("e-Net") which is located in the U.K. On June 15, 2001, e-Net voluntarily filed for receivership. At the end of our fiscal year March 31, 2001, e-Net had approximately $1.1 available under its bank credit facility with the Bank of Wales.

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

                                                         FOR THE THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            2001            2000
                                                          --------       ---------

Net sales ..........................................      $  3,005       $ 14,872
Costs and expenses:
  Cost of sales ....................................         2,576         12,531
  Research and development .........................            --            238
  Sales and marketing ..............................           221          1,439
  General and administrative .......................         2,514            859
  Depreciation and amortization ....................           241            390
                                                          --------       --------
 Total costs and expenses ..........................         5,552         15,457
                                                          --------       --------
Operating loss from discontinued operations.........        (2,547)          (585)
Interest and taxes .................................            --             47
                                                          --------       --------
Net loss from discontinued operations ..............      $ (2,547)      $   (538)
                                                          ========       ========

The following is a condensed balance sheet for e-Net at June 30, 2001 and March 31, 2001 (in thousands):

                                               JUNE 30,        MARCH 31,
                                                 2001            2001
                                              --------        --------
Cash ...................................      $  2,073       $      2
Trade receivables, net .................         1,792          4,901
Inventory ..............................            --            216
Prepayments ............................            --            703
Other receivables ......................            62            113
Other assets ...........................            --            417
                                              --------       --------
                                                 3,927          6,352
                                              --------       --------
Property and equipment, net ............         1,775          2,988
                                              --------       --------
                                              $  5,702       $  9,340
                                              ========       ========
Accounts payable and accrued liabilities      $ 14,376       $ 10,568
Bank credit facility ...................            --          1,601
Income tax payable .....................            --            377
                                              --------       --------
                                                14,376         12,546
Long term debt and capital leases ......         2,579          2,358
                                              --------       --------
                                                16,955         14,904
                                              --------       --------
Stockholders' deficit ..................       (11,253)        (5,564)
                                              --------       --------
                                              $  5,702       $  9,340
                                              ========       ========



9)  STOCK, WARRANTS AND STOCK OPTIONS

During the three months ended June 30, 2001, the Company granted 146 thousand options to its employees to purchase 146 thousand shares of the Company's stock at prices ranging from $0.00 to $1.41. These options were granted in accordance with the Company's stock option plans with exercise prices based on the market price of the Company's stock at time of grant, or according to employment agreements. These grants are subject to Board of Directors approval.

On June 13, 2001, the Company issued to TSI a warrant to purchase 4.8 million shares of its common stock at an exercise price of $2.30 per share. The issuance of this warrant was in consideration for e-MedSoft.com stock previously contributed by TSI on the Company's behalf. The Company accrued for the value this warrant in the year ended March 31, 2001. The warrant value of $2.7 million was determined based on the Black-Scholes method using the market price of the Company's shares on June 13, 2001. The warrant cost was recorded as an increase to equity and an increase to operating expense in the fiscal year ended March 31, 2001.

On June 28, 2001, the Company entered into a securities purchase agreement with Branari, Inc. ("Branari") and issued a warrant allowing Branari to purchase 1.5 million shares of its common stock at an exercise price of $2.50 per share. The issuance of this warrant was in consideration for the financing contemplated under the agreement. The financing agreement was amended in its entirety, except for the warrants, on July 16, 2001 when the Company executed an agreement with San Diego Asset Management Company ("SDAM"), a related party to Branari. The warrants provided for in the June 28, 2001 agreement with Branari were not amended and they carried over to be in addition to the 1.5 million warrants provided to SDAM. The Company has accrued for the value this warrant in the quarter ended June 30, 2001. The warrant value of $1.1 million was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant cost was recorded as an increase to equity and an increase to operating expense in the period ended June 30, 2001.

On July 16, 2001, the Company entered into a securities purchase agreement with San Diego Asset Management Company and issued a warrant to purchase 1.5 million shares of its common stock at an exercise price of $2.50 per share. The issuance of this warrant was in consideration for the conditional financing provided for under the terms of the agreement. . The warrant value of $1.1 million was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant cost was recorded as an increase to equity and an increase to operating expense in the period ended June 30, 2001.

On July 31, 2001, the Company issued a warrant to purchase 1.0 million shares of its common stock to MPP Holdings, Inc. LLC ("MPP"), an affiliate of Manatt, Phelps and Phillips LLP, which currently acts as the Company's corporate counsel. The Company received advise from other independent counsel regarding this warrant. The exercise price of the warrant was $0.80 per share. The issuance of this warrant was in consideration for the credit risk MPP has taken on services provided to the Company through the first Quarter as well as the extraordinary value of its service for the Company over several months. The Company has accrued for the value of this warrant in the quarter ended June 30, 2001. The warrant value of $788 thousand was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant cost was recorded as an increase to equity and an increase to operating expense in the period ended June 30, 2001.

On May 30, 2001, the Company entered into separate Investment Banking and Technology License agreements with Societe Financiere du Seujet Limited (SFSL). Under the Investment Banking agreement, the Company issued SFSL 1 million shares of its common stock as an investment banking fee and arranged for an additional 500 thousand shares to be transferred to SFSL from a Company shareholder. SFSL is to provide the Company with qualified investors with the intent to raise a minimum of $21 million in new capital before August 31, 2001. If SFSL is successful in introducing an investor to the Company that invests at least $21 million, the Company will issue an additional 1 million shares to SFSL and a commission of 6% on the amount raised.

10)  BASIC AND FULLY DILUTED LOSS PER SHARE

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




A summary of the shares used to compute net loss per share is as follows:

                                              Three Months Ended June 30,
                                                 2001           2000
                                             -----------   -------------
  Weighted average common shares
   used to compute basic net loss
   per share..............................    79,609,311      78,959,514
  Effect of dilutive securities...........            --              --
                                              ----------      ----------
  Weighted average common shares
   used to compute diluted net
   loss per share.........................    79,609,311      78,959,514
                                              ==========      ==========

As of June 30, 2001 and 2000, options and warrants to purchase 19,993,820 and 7,461,917 shares of common stock were outstanding, respectively. These common stock equivalents were excluded from the computation of diluted loss per share for the three months ended June 30, 2001 and 2000 as such options and warrants were anti-dilutive.


11)  SEGMENT INFORMATION

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

    The Company's financial information by business segment are summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, assets included in the Other column includes $5.7 million and $31.6 million in assets from discontinued operations as of June 30, 2001 and 2000, respectively. (In thousands):

                                                                 (1)
                                               INTERNET        PHARMACY         OTHER            TOTAL
                                              ---------       ----------     ----------       ----------
Three Months Ended June 30, 2001
Net Sales ..............................      $   2,442       $   6,467      $       --       $   8,909
Operating (Loss) Before Depreciation and
Amortization ...........................         (2,965)         (1,994)         (7,620)        (12,579)
Depreciation and Amortization ..........            281              60             427             769
Operating (Loss) .......................         (3,246)         (2,054)         (8,048)        (13,348)
Total Assets at June 30, 2001 ..........         22,376           9,587          17,984          49,947
Capital Expenditures

Three Months Ended June 30, 2000
Net Sales ..............................      $   2,469       $  17,426      $       --       $  19,895
Operating (Loss) Before Depreciation and
Amortization ...........................         (5,423)         (1,791)         (1,370)         (8,584)
Depreciation and Amortization ..........          1,497             530              17           2,044
Operating (Loss) .......................         (6,920)         (2,321)         (1,387)        (10,628)
Total Assets at June 30, 2000 ..........        199,313          58,895          60,646         318,854
Capital Expenditures ...................          1,698             413              84           2,195


         (1)   Excluding Network in 2001

         During the three months ended June 30, 2001, the Company's U.S. operations, excluding pharmacy services which represent 72.6 percent of total sales, had one customer whose sales, on an individual basis, represented over 5 percent of internet operations' net sales for an aggregate of 31.2 percent. This customer, NCFE a related party, represented 8.5 percent of the Company's total sales.

12)  RELATED PARTY TRANSACTIONS

     The Company entered into a Management Services (Loan Out) Agreement (the "Management Agreement") with TegRx Pharmacy Management Co., Inc. ("TegRx") on March 6, 2001. The Agreement is for a period of ten years and gave TegRx all power and authority necessary to carry out the management of the pharmacy segment of the Company's business. TegRx is to be paid a management fee of the greater of up to $200,000 per month or 40 percent of EBITDA of the pharmacy segment for the previous month.

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


13)  MINORITY INTEREST

  The Company recorded minority interest relating to non-company shareholder interests in PrimeRx of approximately $7.3 million. The PrimeRx minority interest represents the right of 735,144 series A preferred shareholders in PrimeRx. This series A preferred stock has a $10 per share liquidation preference on the net assets of PrimeRx (as adjusted) upon a change in control and is otherwise redeemable at the option of the preferred shareholders by 2005.

14)  CONTINGENCIES AND LEGAL MATTERS

    From time to time, we are party to routine litigation involving various aspects of our business. Except as described below, none of such pending litigation, in our opinion ,will have a material adverse impact on our consolidated financial condition.

Sutro NASD Arbitration No. 1

A dispute between Sutro & Co., and us is currently being arbitrated before the National Association of Securities Dealers. We made the claim in our counter-claim that Sutro committed fraud, breach of fiduciary duty, negligent misrepresentation, professional negligence, and breach of contract arising from Sutro's activities as an investment banker for us. We seek compensatory damages of $20 million and injunctive relief. Sutro & Co. initiated the dispute with a claim for compensatory and punitive damages and declaratory and injunctive relief arising from our alleged unjustified refusal to (1) honor warrants we issued to Sutro to purchase shares of our common stock; (2) register all of Sutro's e-MedSoft.com's common stock and warrants as allegedly required by the parties' Registration Rights Agreement; (3) provide Sutro with its shareholder voting rights consistent with the shares it acquired by exercise of the warrants, and (4) pay $150 thousand plus expenses for valuation investment banking services allegedly rendered by Sutro to us. The hearing on this matter commenced on July 23, 2001. It is currently in recess until September 20, 2001. We do not yet know when the hearing will be concluded or when an outcome will be determined.





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

    Until this settlement is effective and any transfer of shares are made, we own 29 percent of PrimeRx outstanding common stock and thereby owned 29 percent of Network's outstanding common stock. The proposed exchange of stock in the Settlement Agreement will result in us owning approximately 89 percent of PrimeRx stock as they are a wholly owned subsidiary of PrimeRx. PrimeRx will no longer own any outstanding shares of Network, which will be held 100 percent by the prior PrimeRx shareholders, other than us.

    The ultimate consummation of certain aspects of the Settlement Agreement is subject to our fulfillment of certain obligations, which we have not performed to date, and may not be willing to do so in the future because of potential anticipatory or actual breaches by the Reddy parties. Further, the future Settlement Agreement requires that a new management agreement be agreed to by both parties.

    We have been informed by PrimeRx that it believes we are in breach of the Management Agreement and the Settlement Agreement, and its subsidiary, Network Pharmaceuticals has filed an action against us.


Network Pharmaceuticals vs. e-MedSoft.com and National Century Financial Enterprises, Inc.

    On or about July 16, 2001, the Company was informed that Network Pharmaceuticals, Inc. filed a complaint against us and our strategic partner National Century Financial Enterprises, Inc. (Network Pharmaceuticals, Inc. a Nevada corporation; National Century Financial Enterprises, Inc., an Ohio corporation; and DOES 1 through 25, inclusive, Superior Court of the State of California for the County of Los Angeles (Central District), Case No. BC254258), alleging breach of the March 2001 Settlement Agreement. The complaint purports to state causes of action for breach of contract, breach of representations and warranties; breach of fiduciary duty, and for accounting and the imposition of a constructive trust.

    The Company was served with the lawsuit on or about August 10, 2001 and its first responsive pleading must be served on or about September 7, 2001. NCFE and the Company will respond by petitioning to compel arbitration. The Company will deny the underlying allegations and indeed will be asserting that Network has not only breached the underlying agreement, it has willfully withheld its financials from the Company in an effort to hide asset conversion and the extort funds from the Company.

VidiMedix Contingencies

    On or about September 15, 2000, certain former securities holders of VidiMedix filed a Petition against us arising out of our acquisition of VidiMedix. (Moncrief, et al vs. e-MedSoft.com and VidiMedix Acquisition Corporation, Harris County (Texas) Court, No. 2000-47334). The Petition was amended first on or about May 24, 2001 and secondly on or about August 14, 2001. Plaintiffs allege that they were the majority shareholders in VidiMedix, and that they consented to our acquisition of VidiMedix based on allegedly false representations regarding the earn-out provision in the merger agreement. In addition, they allege that we entered into an agreement or agreements to deliver certain shares to them and failed to do so. Plaintiffs also assert claims for breach of contact, breach of the merger agreement, fraudulent inducement and negligent inducement, fraudulent misrepresentation and fraud, negligent misrepresentation, statutory fraud and breach of fiduciary duty. Plaintiffs seek a judgement compelling the transfer of shares of the Company, money damages, punitive damages, attorney's fees, and interest.

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

    On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (e-MedSoft.com vs. Moncrief, et. al, Case No. BC249782). In this suit we have alleged that the Defendants fraudulently induced us to acquire the assets and liabilities of VidiMedix by concealing accurate financial documents, misrepresenting its technology, its clientele, and the level of client satisfaction. We have also alleged claims for conspiracy to commit fraud, negligence, misrepresentation and breach of the implied covenant of good faith and fair dealing. We are seeking compensatory and punitive damages according to proof. A hearing on these matters was scheduled for August 13th, 2001 but the hearing was continued sua sponte by the Court to October 9, 2001.

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

ILLUMEA (ASIA)

On December 13, 2000, Illumea (Asia), Ltd., Nathalie j.v.d. Doornmalen, David Chung Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd., and True Will Investments ("Plaintiffs") filed a First Amended Complaint against the Company, Illumea Corporation ("Illumea") and Andrew Borsanyi arising out of the Company's acquisition of Illumea. On

August 8th, 2001, the Court granted the motion of all plaintiffs except Illumea
(Asia), Ltd. ("IAL" and Nathalie Doornmalen to dismiss their own claims without prejudice. Accordingly, the only remaining claims are those by IAL and Doornmalen.

    IAL alleges that Illumea breached an agency agreement between those companies and engaged in fraud in connection with the agency agreement. Doornmalen, IAL's Chief Executive Officer, alleges that she was a shareholder in Illumea, and that she consented to the Company's acquisition of Illumea based on the allegedly false representation that the Company would hire her. She asserts claims for securities fraud under 15 U.S.C. Section 78j(b) and Rule 10b-5, "conspiracy," breach of contract, fraud, false promise, defamation, and violation of California Business & Professions Code Section 17200. Plaintiffs seek compensatory damages, disgorgement under Section 17200, and attorneys' fees.

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

    The parties have filed answers to the First Amended Complaint and the Counterclaim, respectively, and discovery is under way. In addition, the parties exchanged initial disclosures under Rule 26. The discovery cutoff is December 3, 2001, and the Final Pretrial Conference will take place on March 1, 2002, and the trial will commence in April 2002 (the exact date to be announced during the Final Pretrial Conference)

TREBOR O. CORPORATION

     Trebor O. Corporation, a California corporation doing business as Western Pharmacy Services, has sued Med, PrimeRx, Chartwell Diversified Services and various individuals charging breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious inference. The action is pending in Los Angeles Superior Court and was filed on June 29, 2001. The action is in its inception with no answer on file and with no discovery responded. The court has taken no action with regard to this case. Plaintiff seeks in excess of $5 million in compensatory damages. The gravamen of the action against the Company is that the Company entered into a Letter of Intent wherein the Company would purchase the assets of Trebor O., and then the Company refused to go through with the transaction.

    In fact, the Company declined to execute a contract reflecting the transaction when its investigation and due diligence revealed that the transaction would not be in the best interest of Med and its shareholders. Further, the Company's decision to abandon the proposed acquisition was solidified when it entered into merger discussions with Chartwell.

    Med has declined offers to settle this matter and intends to vigorously litigate liability. The response to the Complaint by all defendants who have been served is due on August 27th, 2001. The Company and its Directors and Officers intend to file demurrers to the Complaint on the grounds that it fails to state a viable cause of action. Written discovery has commenced.

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

15)     SUBSEQUENT EVENTS

        On July 16, 2001 the Company executed a securities purchase agreement with San Diego Asset Management for the sale of $83.0 million of newly issued shares of common stock. Completion of the agreement is subject to several conditions, including the completion of the previously announced merger with Chartwell Diversified Services, Inc., and the post-merger retention of Frank Magliochetti, President of Chartwell and John Andrews , President of e-MedSoft. Additional material conditions include (a) the Company must be in full compliance with all listing requirements of the American Stock Exchange and the post-merger company must reach gross revenues of $30.0 million during a 45-day operational span with EBIDTA for that period of at least $100 thousand, (b) the Company must have cash on hand at time of closing of at least $5.0 million, (c) the Company's common stock must reach $4.20 per share after completion of the merger; and (d) the existing equity line with Hoskins International will not have been drawn down by the Company unless the Company has achieved a full year of positive EBIDTA in excess of $35.0 million. The issuance of shares will be priced at 90 percent of the market price on closing date of the sale. If we sold shares at a market price of $4.20 we would issue approximately 22.0 million shares.

        On July 16, 2001 the Company filed a Form 8-K, reporting under Item 5 that the Company would be delinquent filing the Form 10-K for the fiscal year ended March 31, 2001.

        On or about July 16, 2001, the Company was informed that Network Pharmaceuticals, Inc. filed a complaint against us and our strategic partner National Century Financial Enterprises, Inc. (Network Pharmaceuticals, Inc. a Nevada corporation; National Century Financial Enterprises, Inc., an Ohio corporation; and DOES 1 through 25, inclusive, Superior Court of the State of California for the County of Los Angeles (Central District), Case No. BC254258) alleging breach of the March 2001 Settlement Agreement. The complaint purports to state causes of action for breach of contract, breach of representations and warranties; breach of fiduciary duty, and for accounting and the imposition of a constructive trust. See Note 13.

        On August 6, 2001 the Company completed its merger with Chartwell Diversified Services, Inc. ("Chartwell"). Donald Ayers, a member of e-MedSoft.com's board of directors is a shareholder of Chartwell.Under the plan of merger, the Chartwell shareholders will received 500,000 shares of a newly created convertible preferred stock of the Company ("Preferred Stock") convertible into 50,000,000 shares of the Company's common stock. The Chartwell shareholders also received warrants exercisable over 5 years with a limit of 4,000,000 per year at a strike price $4.00 per share covering an additional 20,000,000 shares of the Company's common stock ("Warrants").

        Each share of Preferred Stock is automatically convertible into 100 shares of the Company's common stock if and when a majority of the the Company's shareholders approve the issuance of the 70,000,000 shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. In addition, the holders of the Preferred Stock have the right and option to convert their stock if the Company's common stock is removed from or is held, without any right of appeal, to be ineligible for trading on the AMEX, or successor exchange. If by February 28, 2003, a majority of the Company's shareholders do not approve the issuance of the 70,000,000 shares and if the shares are not registered for resale, the holders of the Preferred Stock may require the Company to redeem the Preferred Stock and the Warrants for an aggregate redemption price of $90,000,000 if and to the extent the Company has funds legally available for that purpose. The Preferred Stock is entitled to voting rights along with the Company's common stock on all matters on the basis of 100 votes for each share of Preferred Stock, and also is entitled to participate along with the Company's common stock in any dividends. The Preferred Stock has a liquidation preference of $100 per share in the event the Company liquidates and dissolves, and thereafter is entitled to participate with the Company's common stock in any remaining distributions.




16)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective April 1, 2002. Furthermore, any goodwill and intangible asset determined to have an indefinite useful life that we acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 31, 2001 will continue to be amortized prior to the adoption of Statement 142.

        Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual value of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an infinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

        Additionally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9.8 million, unamortized identifiable intangible assets in the amount of $2.3 million, and unamortized negative goodwill in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $xx and $xx for the fiscal year ended March 31, 2001 and the three months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


                                     ITEM 2
                                  e-MedSoft.com

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this Report that relate to management's expectations, intentions or beliefs concerning future plans, expectations, events and performance are "forward-looking" within the meaning of the federal securities laws. These forward-looking statements include assumptions, beliefs and opinions relating to the Company's business and growth strategy based upon management's interpretation and analysis of its own contractual and legal rights, of management's ability to satisfy industry and consumer needs with its technologies, of healthcare industry trends, and of management's ability to successfully develop, implement, market and/or sell its network transaction processing services, software programs, clinical and financial transaction services, and e-commerce systems to its clientele. Management's forward-looking statements further assume that the Company will be able to successfully develop and execute on its strategic relationships. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of the Company's products, changing technology, competition in the health-care market, government regulation of health care, the Company's limited operating history, general economic conditions, availability of capital, the outcome of pending litigation and other factors.

OVERVIEW

        In order to better understand the information contained in this Quarterly Report as of and for the period ended June 30, 2001, it is important that you take into consideration the Company's disputes relative to Network Pharmaceuticals, Inc.

        Network Pharmaceuticals, Inc. is a wholly-owned subsidiary of PrimeRx.com, a closely held pharmacy management company of which we own 29% and have managed pursuant to a Management Services Agreement since April 2000, as modified in March, 2001. As described in our 10-K as of and for the period ended March 31, 2001, we have included Network in our consolidated financial statements as of and for the period ended March 31, 2001. Network represented a material portion of our revenues for the fiscal year ended March 31, 2001, at approximately $54.0 million, or 61.5 percent of total consolidated revenues. Also, as described in our 10-K, our relationship with PrimeRx and Network has been a troubled one characterized by numerous disputes, some of which have resulted in litigation. The most recent dispute involves a lawsuit brought by Network on July 16, 2001, alleging various breaches of a Settlement and Mutual General Release Agreement dated March 21, 2001.

        As a result of the disputes, we have been unable to obtain Network financial information in a timely manner without unreasonable effort or expense. Accordingly, the Company decided to include the accompanying consolidated condensed financial statements without this information in reliance on SEC Rule 12b-21 (17 CFR Section 240.12b-21). Further, as more fully discussed in this Quarterly Report and the notes to the consolidated condensed financial statements contained herein, because of the omission of this financial information,the consolidated condensed financial statements contained in this Quarterly Report were not prepared in conformity with accounting principles generally accepted in the United States.

        Our independent public accountants were not able to complete a timely review of the consolidated condensed financial statements contained in this Quarterly Report in compliance with the requirements of Part 210 of SEC Regulation S-X (17 CFR Section 210.10-01(d)) which states that "Prior to filing, interim financial statements included in quarterly reports on Form 10-Q (17 CFR
249.308 (a)) must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Commission.

        "While we are not certain whether we will ultimately be successful in obtaining the Network financial information, or when we might receive it, if and when we do, we intend to amend this Quarterly Report as soon as possible thereafter to include consolidated condensed financial statements including Network for the period ended June 30, 2001 that are prepared in accordance with accounting principles generally accepted in the United States. We intend to try to resolve the disputes relative to Network as soon as possible. We intend to try to resolve the disputes relative to Network as soon as possible. While we are not certain whether we will ultimately be successful in obtaining the Network financial information, or when we might receive it, if and when we do, we intend to amend this Quarterly Report as soon as possible thereafter to include consolidated condensed financial statements including Network for the period ended June 30, 2001 that are prepared in accordance with accounting principles generally accepted in the Untied States.

        The Company anticipates that upon consolidating Network in accordance with generally accepted accounting principles, consolidated revenues, expenses and net loss will increase by material amounts in the consolidated condensed statement of operations for the three months ended June 30, 2001, as compared to those reported herein, and that the consolidated assets, liabilities and stockholder's deficit will increase by material amounts in the consolidated condensed balance sheet at June 30, 2001, as compared to those reported herein. Further, the Company anticipates that upon consolidation of Network, there will be material changes to the consolidated statement of cas flows and footnote disclosure as compared to those reported herein.



        We began operations with the acquisition of the Internet-based health care management system on January 7, 1999 and the subsequent acquisition of e-Net on March 19, 1999. During the following fiscal years ended March 31, 2000 and 2001, we continued the development, upgrading, testing, and implementation of our health care management system. In addition, we acquired a managed care computer technology to service a network of over 2,500 physicians and three multimedia companies to provide various telemedicine technologies. We also entered into several contracts over this period to implement and roll out various Internet-based health care management systems and to provide other products including "e-financing" distribution networks, and we entered into a

30-year management agreement and preferred provider agreement with a pharmacy management services company, further expanding our outreach to the healthcare community. During the first quarter of fiscal 2002, we entered into an Agreement and Plan of Reorganization with Chartwell Diversified Services, Inc. (see note 15 to the consolidated financial statements) which was subsequently completed on August 6, 2001. This merger will further our reach into the provision of health care management systems and involvement in healthcare provision.

RESULTS OF OPERATIONS

        Quarter Ended June 30, 2001 and 2000

Results Of Continuing Operations:

The results of operations presented herein reflect the consolidated net sales and expenses from continuing operations for the three months ended June 30, 2001 and 2000. Continuing operations for the three months ended June 30, 2001 do not include Network Pharmaceuticals, Inc. ("Network") on a consolidated basis as such information to consolidate these operations was not available to management (see Note 1 to the consolidated condensed financial statements). If we obtain such information, we intend to file an amended June 30, 2001 10-Q as possible thereafter.




Continuing operations for the three month period ended June 30, 2000 include the operations of Network. Information presented in the table below is unaudited (in thousands):


                                                    June 30,
                                               2001           2000
                                             --------       --------
Net sales                                    $  8,909       $ 19,895
Costs and expenses:
   Cost of sales                                6,040         14,078
   Research and development                       692          2,734
   Sales and marketing                          1,614          1,272
   General and administrative                  13,006         10,395
   Restructuring charges                          136             --
   Depreciation and amortization                  769          2,044
                                             --------       --------
Total costs and expenses                       22,257         30,523
                                             --------       --------

Operating loss from continuing
  operations                                 $(13,348)      $(10,628)
                                             --------       --------
Net loss from continuing operations          $(13,541)      $(10,004)
                                             --------       --------

NET SALES

Net sales for the three months ended June 30, 2001 decreased 55.2 percent as compared to June 30, 2000 reported sales which included Network sales of $14.8 million. Net sales, excluding Network for the prior period, increased 74.9 percent for the three months ended June 30, 2001 as compared to June 30, 2000. The sales from our pharmacy division, excluding Network for both periods, represented 72.6 percent and 51.3 percent of total Company revenues for June 30, 2001 and 2000, respectively. The increase in pharmacy net sales, excluding Network, from $2.6 million for the three months ended June 30, 2000 to $6.5 million for the current period ended June 30, 2001 is attributable to the higher revenues from pharmacies acquired or opened near or after the period ended June 30, 2000. This increase was slightly offset by reduced management fees due to the exiting of certain management contracts that were not profitable. The sales from our medical e-business services and consulting remained fairly consistent at $2.4 million in 2001 and 2000. Approximately 67.2 percent of the sales during the period ended June 30, 2001 were from new third party contracts and the remaining 33.8 percent was from services provided to affiliates with which we have entered into contracts or agreements. This is in contrast to the sales from our medical e-business segment for the three month period ended last year which included sales to affiliates representing 90 percent of that segment's total sales.


COSTS AND EXPENSES

        Cost of Sales

Cost of sales for the three month period ended June 30, 2001 consist of the cost of pharmaceuticals sold through our pharmacy services and the cost of providing our Internet healthcare management systems, that include hardware, software and services. Cost of sales as a percentage of sales for the three month period ended June 30, 2001 and June 30, 2000 were 67.8 percent and 70.8 percent representing a decrease from the prior period. The three month period ending June 30, 2000 included Network cost of sales of $11.2 million, or 79.6 percent of cost of sales. Excluding Network, cost of sales as a percentage of net sales would have been 56.5 percent for the three months ended June 30, 2000. Therefore, cost of sales on a comparative basis, has increased due to a change in the mix of sales which include a higher percentage from the pharmacy division that carries a higher cost of sales.

        Research and Development

Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United States. During the three months ended June 30, 2001 and 2000 we expensed approximately $692 thousand and $2.7 million in development costs, respectively, and capitalized approximately $705 thousand and $1.0 million, respectively. These development costs were incurred for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. During the period ended June 30, 2001, these costs decreased mainly because most of the development occurred during the prior year and as a result of implementing various cost cutting measures. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service or available for sale. For the three months ended June 30, 2001 and June 30, 2000, $700 thousand and $0.0 of these deferred software costs have been amortized.


        Sales and Marketing

Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States. Sales and marketing costs for the three month period ended June 30, 2001 increased by approximately $340 thousand as compared to the three months ended June 30, 2000. The increase is mainly attributable to an increase in the sales and marketing force to deploy our medical e-business products and services. Approximately $42 thousand of this increase relates to the amortization of our distribution channel that is reflected in sales and marketing. There was no amortization of the distribution channel in the period ended June 30, 2000.

        General and Administrative, including Non Cash Compensation

General and administrative costs consist mainly of salaries, facility costs, and professional fees. Non-cash compensation costs of approximately $5.0 million and $183 thousand for the periods ended June 30, 2001 and 2000, respectively, represents compensation paid to employees and consultants through the issuance of shares, warrants, and options. These combined costs increased for the three months ended June 30, 2001 by approximately $2.6 million over the reported amount of $10.4 million for June 30, 2000, which included Network costs in the amount of $3.6 million. Excluding Network, these combined costs would have increased $6.2 million. The major reason for this increase is a result of $3.8 million non-cash compensation paid through the issuance of warrants to two investment banks for the execution of security purchase agreements, and $788 thousand paid to our legal counsel for services provided. Approximately $2.7 million of the costs for the current quarter were related to the pharmacy operations, excluding Network, and approximately $5.6 million related to expansion of our U.S. internet operations in accordance with our business plans and infrastructure development. These costs, which include legal fees, accounting fees, and other consulting fees, also represent our efforts to find and secure financing opportunities for our operations and planned expansion through acquisition and merger.


        Depreciation and Amortization

Depreciation and amortization for the period ended June 30, 2001 includes depreciation of equipment of approximately $368 thousand and the amortization of goodwill of $402 thousand. Compared to reported depreciation and amortization of $2.0 million in 2000, these amounts reflect a decrease of approximately $1.3 million. Excluding Network depreciation of $190 thousand for the three months ended June 30, 2000, the decrease for the quarter was approximately $8 thousand for depreciation of equipment and $1.2 million for amortization of goodwill. The decrease in amortization of goodwill is directly related to the write down of goodwill taken in fiscal 2001 of approximately $75.5 million.



OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have increased to a net expense of $192 thousand for the three months ended June 30, 2001 from a net income of $542 thousand for the three months ended June 30,2000 which included net interest expense of $125 thousand from Network. This change is mainly due to the decrease in interest income as a result of the low cash balance at the beginning of the year of $2.1 million compared to that of last year of $55.6 million.

Results Of Discontinued Operations:

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

        Although the measurement date of this event is in our first quarter of FY 2002, ending June 30, 2001, in accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment when the Measurement Date Occurs After the Balance Sheet Dated but Before the Issuance of Financial Statements", we reflected the discontinued operations in our fiscal year ended March 31, 2001 and have reclassified the prior periods presentation to conform with the reporting requirements. We estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in the fiscal year ended March 31, 2001.

The net sales, expenses, net assets and net liabilities of e-Net have been combined in our consolidated financial statements under discontinued operations, since these operations represented 100 percent of our product business segment and contributed less than one percent to any other business segment. The financial information included herein are for the three months ended June 30, 2001 and 2000 and provides the components comprising the results from discontinued operations (in thousands):


                                                                    FOR THE THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                    --------------------------
                                                                       2001           2000
                                                                     --------       --------
        Net sales .............................................      $  3,005       $ 14,872
        Costs and expenses:
          Cost of sales .......................................         2,576         12,531
          Research and development ............................            --            238
          Sales and marketing .................................           142          1,439
          General and administrative ..........................         2,593            858
          Depreciation and amortization .......................           241            390
                                                                     --------       --------
         Total costs and expenses .............................         5,552         15,457
                                                                                    --------
        Operating income (loss) from discontinued operations ..        (2,547)          (585)
        Interest and taxes ....................................            --            (47)
                                                                     --------       --------
        Net income (loss) from discontinued operations ........      $ (2,547)      $   (538)
                                                                     ========       ========

NET SALES

Essentially all sales generated by the U.K. subsidiary were from the sale, service, and installation of computer hardware and software.

        Net sales in the U.K. decreased from $14.9 million in 2000 to $3.0 million in 2001, or 79.8 percent, compared to the previous year. The decrease was attributable to the division halting most of its activity during the period ended June 30, 2001 due to lack of funds to carry out the business plan. The downturn in the economic conditions for the high technology industry in the United States during the past year, particularly in the last quarter of our fiscal year ended March 31, 2001, impacted the technology market in the U.K. causing a slow down in the growth of .com business due to lack of available investment and capital into the industry. These factors contributed to e-Net's inability to increase its sales of its esparto software product and increase its sales of computer hardware and software.

COSTS AND EXPENSES

        Cost of sales

        The cost of sales represents the U.K. subsidiary's cost of hardware and software products plus the cost of installation and delivery. Cost of sales for e-Net increased as a percentage of revenues from 84.3 percent for the three month period ended June 30, 2000 as compared to 85.7 percent for the same period in 2001. This increase in the percentage of cost of sales is a direct result of Sun Microsystems in the UK lowering its reseller margins in order to be compliant with European Economic Union mandates/laws.

        Sales and marketing

Sales and marketing costs for the U.K. operations consists primarily of salaries and travel costs of the U.K.'s sales force, marketing literature and advertising. These costs decreased approximately $1.3 million in the three months ended June 30, 2001 in comparison to the same period in 2000 as the result of The Company's decision to file for voluntary receivership.



        General and Administrative

        General and administrative costs of approximately $2.6 million include general office costs, executive and administrative salaries and professional fees. The increase in these costs of $1.6 million from the three months ended June 30, 2001 reflects severance costs, receivership fees and other professional fees associated with the discontinuing operations.

        Depreciation And Amortization

        Depreciation of approximately $241 thousand and $390 thousand for the three months ended June 30, 2001 and 2000, respectively, represented the depreciation of equipment and vehicles in the United Kingdom and includes the amortization of $202 thousand in goodwill for the three month period ended June 30, 2000. The decrease in this cost mainly consists of the write down of goodwill that occurred in the quarter ended March 31, 2001 related to the asset's impairment.



LIQUIDITY

Since inception, the operating costs of the Company have been funded through loans from private investors, sale of equity securities, and a credit facility. As of June 30, 2001, the Company had negative working capital of approximately $27.2 million, including cash of $737 thousand. During the period ended June 30, 2001, we used cash in operating activities of approximately $4.9 million, primarily due to the net loss from continuing operations for the period of $13.5 million, offset by the net change in operating assets and liabilities of $468 thousand, by depreciation and amortization expense of $1.2 million, issuance of shares and warrants in payment of services of $5.0 million and deferred revenues of $2.0 million. The net use of cash was funded through our net financing activities of $5.2 million, primarily from our Sales and Subservicing contracts with NCFE and our loan from NCFE (See note 6). We used cash in investing activities of approximately $800 thousand, primarily due to investment in software development.

        As of August 17, 2001, we had approximately $568 thousand in cash and have projected that continuing operations cannot support the Company's cash requirements to operate through our FY ended March 31, 2002 without other sources of funds.

        On July 16, 2001 we executed a definitive purchase agreement with , an institutional investor for the sale of $83.0 million of newly issued shares of common stock. Completion of the agreement is subject to several conditions, including meeting various revenue and cash targets.

        Although the Company has entered into two agreements to provide equity funding, the sale of common stock to generate the fundings is contingent upon many targets that we cannot presently meet. Therefore, we cannot depend on these financing instruments to provide us the required funding to meet our operational needs. In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

        1. Meet our business plan to successfully sell and implement our products resulting in the collection of billed accounts receivable.


        2. Obtain additional funding either in the form of equity or debt financing to support our cash requirements through March 31, 2002.

        3. Successfully integrate Chartwell Diversified's operations with ours to take benefit of cost savings and potential generation of future sales to provide sources of additional funds.


If we are not successful in obtaining the funding or resolving the matters referred to above, and we do not obtain other sources of funding to replace these commitments, we will not be able to fund our operations or support capital needs and business plan beyond September or October, 2001. Accordingly, the Company's ability to continue as a going concern is in question.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        From time to time, we are party to routine litigation involving various aspects of our business. Except as described below, none of such pending litigation, in our opinion, will have a material adverse impact on our consolidated financial condition.

Sutro NASD Arbitration No. 1

As disclosed in our Annual Report on Form 10-K at and for the period ended March 31, 2001, a dispute between Sutro & Co., and us is currently being arbitrated before the National Association of Securities Dealers. The hearing on this matter commenced on July 23, 2001. It is currently in recess until September 20, 2001. We do not yet know when the hearing will be concluded or when an outcome will be determined.

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

PrimeRx.Com

        As disclosed in our Annual Report on Form 10-K at and for the period ended March 31, 2001, our relationship with PrimeRx.com has been a trouble one characterized by numerous disputes including litigation.

        We have been informed by PrimeRx that it believes we are in breach of the Management Agreement entered into in April 2000 and a Settlement Agreement entered into in March 2001, and its subsidiary, Network Pharmaceuticals has filed an action against us.


Network Pharmaceuticals vs. e-MedSoft.com and National Century Financial Enterprises, Inc.

        On or about July 16, 2001, the Company was informed that Network Pharmaceuticals, Inc. filed a complaint against us and our strategic partner National Century Financial Enterprises, Inc. (Network Pharmaceuticals, Inc. a Nevada corporation; National Century Financial Enterprises, Inc., an Ohio corporation; and DOES 1 through 25, inclusive, Superior Court of the State of California for the County of Los Angeles (Central District), Case No. BC254258), alleging breach of the March 2001 Settlement Agreement. The complaint purports to state causes of action for breach of contract, breach of representations and warranties; breach of fiduciary duty, and for accounting and the imposition of a constructive trust.

        The Company was served with the lawsuit on or about August 10, 2001 and its first responsive pleading must be served on or about September 7, 2001. NCFE and the Company will respond by petitioning to compel arbitration

VidiMedix Contingencies

        On or about September 15, 2000, certain former securities holders of VidiMedix filed a Petition against us arising out of our acquisition of VidiMedix. (Moncrief, et al vs. e-MedSoft.com and VidiMedix Acquisition Corporation, Harris County (Texas) Court, No. 2000-47334). The Petition was amended first on or about May 24, 2001 and secondly on or about August 14, 2001. Plaintiffs allege that they were the majority shareholders in VidiMedix, and that they consented to our acquisition of VidiMedix based on allegedly false representations regarding the earn-out provision in the merger agreement. In addition, they allege that we entered into an agreement or agreements to deliver certain shares to them and failed to do so. Plaintiffs also assert claims for breach of contact, breach of the merger agreement, fraudulent inducement and negligent inducement, fraudulent misrepresentation and fraud, negligent misrepresentation, statutory fraud and breach of fiduciary duty. Plaintiffs seek a judgement compelling the transfer of shares of the Company, money damages, punitive damages, attorney's fees, and interest.

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

        On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (e-MedSoft.com vs. Moncrief, et. al, Case No. BC249782). In this suit we have alleged that the Defendants fraudulently induced us to acquire the assets and liabilities of VidiMedix by concealing accurate financial documents, misrepresenting its technology, its clientele, and the level of client satisfaction. We have also alleged claims for conspiracy to commit fraud, negligence, misrepresentation and breach of the implied covenant of good faith and fair dealing. We are seeking compensatory and punitive damages according to proof. A hearing on these matters was scheduled for August 13th, 2001 but the hearing was continued sua sponte by the Court to October 9, 2001.

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

ILLUMEA (ASIA)

        On December 13, 2000, Illumea (Asia), Ltd., Nathalie j.v.d. Doornmalen, David Chung Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd., and True Will Investments ("Plaintiffs") filed a First Amended Complaint against the Company, Illumea Corporation ("Illumea") and Andrew Borsanyi arising out of the Company's acquisition of Illumea. On August 8th, 2001, the Court granted the motion of all plaintiffs except Illumea (Asia), Ltd. ("IAL" and Nathalie Doornmalen to dismiss their own claims without prejudice. Accordingly, the only remaining claims are those by IAL and Doornmalen.

        IAL alleges that Illumea breached an agency agreement between those companies and engaged in fraud in connection with the agency agreement. Doornmalen, IAL's Chief Executive Officer, alleges that she was a shareholder in Illumea, and that she consented to the Company's acquisition of Illumea based on the allegedly false representation that the Company would hire her. She asserts claims for securities fraud under 15 U.S.C. Section 78j(b) and Rule 10b-5, "conspiracy," breach of contract, fraud, false promise, defamation, and violation of California Business & Professions Code Section 17200. Plaintiffs seek compensatory damages, disgorgement under Section 17200, and attorneys' fees.

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

        The parties have filed answers to the First Amended Complaint and the Counterclaim, respectively, and discovery is under way. In addition, the parties exchanged initial disclosures under Rule 26. The discovery cutoff is December 3, 2001, and the Final Pretrial Conference will take place on March 1, 2002, and the trial will commence in April 2002 (the exact date to be announced during the Final Pretrial Conference)

TREBOR O. CORPORATION

        Trebor O. Corporation, a California corporation doing business as Western Pharmacy Services, has sued e-MedSoft.com, PrimeRx, Chartwell Diversified Services and various individuals charging breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious inference. The action is pending in Los Angeles Superior Court and was filed on June 29, 2001. The action is in its inception with no answer on file and with no discovery responded. The court has taken no action with regard to this case. Plaintiff seeks in excess of $5 million in compensatory damages. The basis of the action against the Company is that the Company entered into a Letter of Intent wherein the Company would purchase the assets of Trebor O., and then the Company refused to go through with the transaction.

        In fact, the Company declined to execute a contract reflecting the transaction when its investigation and due diligence of the Company Med and its shareholders. Further, the Company's decision to abandon the proposed acquisition was solidified when it entered into merger discussions with Chartwell.

        The Company has declined offers to settle this matter and intends to vigorously litigate liability. The response to the Complaint by all defendants who have been served is due on August 27, 2001. The Company and its Directors and Officers intend to file demurrers to the Complaint on the grounds that it fails to state a viable cause of action. Written discovery has commenced.

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



ITEM 2. CHANGES IN SECURITIES.

        RECENT SALES OF UNREGISTERED SECURITIES. During the three months ended June 30, 2001, the Company had four transactions involving the sale of unregistered securities of its common stock:

                1. During May 2001, the Company entered into separate Investment Banking and Technology License agreements with Societe Financiere du Seujet Limited ("SFSL"). Under the Investment Banking agreement, the Company issued SFSL 1,000,000 shares of its common stock as an investment banking fee and arranged for an additional 500,000 shares to be transferred to SFSL from a Company shareholder. SFSL is to provide the Company with qualified investors with the intent to raise a minimum of $21 million in new capital before August 31, 2001. If SFSL is successful in introducing an investor to the Company that invests at least $21 million, the Company will issue an additional 1,000,000 shares to SFSL and a commission of 6% on the amount raised.


                2. During June 2001, the Company issued 1,000,000 shares to Quantum Digital Solutions Corporation to satisfy its existing and future obligations through March 31, 2002 for capital contributions related to its joint venture.

                3. During June 2001, the Company issued 600,000 shares to independent contractors for consulting services provided.

                4. During June 2001, the Company issued 65,418 shares and 16,000 to Jim Elder and Margaret Elder, respectively to settle an employment contract dispute.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS. None.



        (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K dated April 11, 2001, reporting under Item 2 the Settlement and Mutual Releases with PrimeRx and its shareholders. The Company filed a Form 8-K dated June 11, 2001, reporting under Item 5 further disclosures on the March 26th Settlement Agreement with PrimeRx. .

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  e-MedSoft.com

Date:  August 20, 2000            By: /s/ Suzanne K. Hosch
                                      Suzanne K. Hosch
                                      Interim Chief Financial Officer

EXHIBIT                             METHOD OF FILING

  27. FINANCIAL DATA SCHEDULE       Filed herewith electronically