Form 10-Q/A
period 2001-06-30
E-MEDSOFT COM
filed 2001-09-14
CIK 800181

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


                         Commission File Number: 1-15587


                                  E-MEDSOFT.COM
        (Exact name of small business issuer as specified in its charter)


            Nevada                                        84-1037630
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


       1300 Marsh Landing Parkway, Suite 106, Jacksonville, Florida 32250
           (Address of principal executive offices including zip code)


                                 (904) 543-1000
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


As of August 30, 2001, 96,383,581 shares of common stock, $.001 par value per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  INTRODUCTION

This filing amends the Form 10-Q as of and for the three months ended June 30, 2001 which was previously filed by the Company on August 20, 2001. In order to better understand the information contained in this Amended Quarterly Report as of and for the period ended June 30, 2001, it is important that the reader take into consideration the Company's disputes with PrimeRx.com Inc., ("PrimeRx") its principal shareholders and Network Pharmaceuticals, Inc. The disputes with PrimeRx, its principal shareholders and Network are further described in the Form 10-K filed by the Company as of and for the year ended March 31, 2001.

Network Pharmaceuticals, Inc. ("Network") is a wholly-owned subsidiary of PrimeRx.com headquartered in Ontario, California, a closely held pharmacy management company of which we own 29% and have managed pursuant to a Management Services Agreement since April 2000. As described in our Form 10-K, as of and for the year ended March 31, 2001, our relationship with PrimeRx and Network has been a troubled one characterized by numerous disputes, some of which have resulted in litigation. The most recent dispute involves a lawsuit brought by Network on July 16, 2001, alleging various breaches of a Settlement and Mutual General Release Agreement between the Company and the principal shareholder of PrimeRx dated March 26, 2001.

As a result of the disputes, we were unable to obtain Network financial information for the three month period ended June 30, 2001 to include in the Form 10-Q filed by the Company on August 20, 2001. Further, as more fully discussed in our June 30, 2001 Quarterly Report filed on August 20, 2001, the consolidated condensed financial statements were not prepared in conformity with accounting principles generally accepted in the United States of America.

Subsequent to filing the Form 10-Q as of and for the three months ended June 30, 2001 on August 20, 2001, the Company has now obtained the Network financial information and has prepared this Amendment No. 1 to the June 30, 2001 Form 10-Q to include consolidated condensed financial statements of Network and other adjustments for the period ended June 30, 2001 that are prepared in accordance with accounting principles generally accepted in the United States. As a result of consolidating Network in accordance with generally accepted accounting principles, and reflecting other necessary adjustments, our consolidated revenues, costs and expenses and net loss from continuing operations have increased by $15.3 million, $19.3 million and $4.0 million, respectively, in the amended consolidated condensed statement of operations for the three months ended June 30, 2001, as compared to amounts reported originally, and the consolidated assets, liabilities and stockholder's deficit from continuing operations have increased by $6.7 million, $9.7 million and $3.0 million, respectively, in the amended consolidated condensed balance sheet at June 30, 2001, as compared to amounts reported originally. Further, as a result of the consolidation of Network and other adjustments, there are material changes to the consolidated statement of cash flows and footnote disclosures as compared to those originally reported.

Following the Chartwell acquisition, management initiated a continuing process of reevaluation of its relationship with Network and the numerous historic and current disputes with PrimeRx, its principal shareholder and Network. Accordingly, the Company has decided to suspend consolidating Network in its financial statements effective August 6, 2001 and will cease consolidation of Network until all disputes with the shareholders of PrimeRx have been resolved. The settlement of these disputes may result in terms that might preclude the Company's consolidation of Network subsequent to August 6, 2001. The Company is presently unable to evaluate the ultimate outcome of the resolution of the disputes and the effects, if any, on the Company's consolidated condensed financial statements.

                                      INDEX


                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION ...................................................................       3

     ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets at June 30, 2001 and March 31, 2001(unaudited) ....       4

         Consolidated Condensed Statements of Operations for the Three Months ended
           June 30, 2001 and 2000 (unaudited) ....................................................       5

         Consolidated Condensed Statements of Cash Flows for the Three Months ended
           June 30, 2001 and 2000 (unaudited) ....................................................       6

         Notes to the Consolidated Condensed Financial Statements at June 30, 2001
          (unaudited) ............................................................................       7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ..........................................................................      19

PART II.  OTHER INFORMATION ......................................................................      26

     ITEM 1.  LEGAL PROCEEDINGS ..................................................................      26

     ITEM 2.  CHANGES IN SECURITIES ..............................................................      27

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................................      27

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................      27

     ITEM 5.  OTHER INFORMATION ..................................................................      28

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................................      28

SIGNATURES .......................................................................................      29

                                  e-MedSoft.com
               Consolidated Condensed Balance Sheets (see Note 1)
                                 (in thousands)
                                  (unaudited)

                                                                JUNE 30,        MARCH 31,
                                                                  2001           2001
                                                               ---------       ---------
ASSETS
Current Assets:
  Cash & cash equivalents                                      $   2,288       $   2,061
  Accounts receivable, net                                         6,679           8,994
  Accounts receivable from affiliates, net                         1,247             783
  Other receivables                                                  212             308
  Related party receivable                                            86              --
  Inventory                                                        4,355           4,554
  Other current assets                                               488             880
                                                               ---------       ---------
                                                                  15,355          17,580
                                                               ---------       ---------
Non-Current Assets:
  Property and equipment, net                                      4,998           5,677
  Goodwill, net                                                   11,001          11,404
  Technology license fee                                           2,800           2,800
  Deferred software costs, net                                    10,651          10,856
  Distribution channel, net                                        2,458           2,500
  Assets of discontinued operations                                5,702           9,340
  Other assets                                                     3,712           4,899
                                                               ---------       ---------
                                                                  41,322          47,476
                                                               ---------       ---------

     TOTAL ASSETS                                              $  56,677       $  65,056
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                             $  14,366          15,645
  Accrued liabilities                                              8,097           6,535
  Related party debt                                               8,818           2,904
  Liabilities of discontinued operations                          11,292          12,546
  Current maturities of long-term debt and capital leases          2,755           2,960
                                                               ---------       ---------
                                                                  45,328          40,590
                                                               ---------       ---------
Long-Term Liabilities:
  Capital leases                                                     867             878
  Debt                                                             3,023           3,077
  Long-term debt and lease commitments of discontinued
   operations                                                      2,579           2,358
  Lease commitments                                                3,053           3,223
                                                               ---------       ---------
                                                                   9,522           9,536
                                                               ---------       ---------

Deferred revenue                                                   1,012              --
Minority interest                                                  7,351           7,351

Stockholders' Equity (Deficit):
  Common shares                                                       80              79
  Paid in capital                                                309,465         303,685
  Stock subscription                                              (4,590)         (5,000)
  Deferred charge-equity financing                                (4,616)         (4,616)
  Accumulated deficit                                           (306,408)       (285,822)
  Accumulated other comprehensive income                             470             190
  Less treasury shares, at cost                                     (937)           (937)
                                                               ---------       ---------
                                                                  (6,536)          7,579
                                                               ---------       ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)       $  56,677       $  65,056
                                                               =========       =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                                  e-MedSoft.com
          Consolidated Condensed Statements of Operations (see Note 1)
                For the Three Months Ended June 30, 2001 and 2000
                (in thousands, except for per share information)
                                   (Unaudited)

                                                                       2001           2000
                                                                     --------       --------
                                                                                  (AS RESTATED)
NET SALES
  Non affiliates                                                     $ 23,348       $ 17,687
  Affiliates                                                              826          2,208
                                                                     --------       --------
     Total Net Sales                                                   24,174         19,895
                                                                     --------       --------

COSTS AND EXPENSES:
  Cost of sales                                                        17,859         14,078
  Research and development                                                692          2,734
  Sales and marketing                                                   3,502          1,272
  General and administrative (includes non cash compensation of
    $5.8 million in 2001 and $183  thousand in 2000)                   18,569         10,395
  Restructuring charges                                                   135             --
  Depreciation and amortization                                           853          2,044
                                                                     --------       --------
     Total Costs and Expenses                                          41,610         30,523
                                                                     --------       --------

OPERATING LOSS                                                        (17,436)       (10,628)

OTHER INCOME (EXPENSE):
  Interest expense                                                       (357)          (248)
  Interest income                                                          40            696
  Other                                                                    --             94
                                                                     --------       --------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                        (17,753)       (10,086)


MINORITY INTEREST, NET OF TAXES                                           201             82
                                                                     --------       --------

NET LOSS FROM CONTINUING OPERATIONS                                  $(17,552)      $(10,004)

NET LOSS FROM DISCONTINUED OPERATIONS                                $ (3,034)      $   (538)
                                                                     --------       --------

NET LOSS                                                             $(20,586)      $(10,542)
                                                                     ========       ========

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS          $  (0.22)      $  (0.12)
                                                                     ========       ========

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS        $  (0.04)      $  (0.01)
                                                                     ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                    79,796         78,960


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  e-MedSoft.com
          Consolidated Condensed Statements of Cash Flows (see Note 1)
                    Three Months Ended June 30, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                                                         2001           2000
                                                                                       --------       --------
                                                                                                    (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                             $(20,586)      $(10,542)
  Add loss from discontinued operations                                                   3,034            538
  Minority interest                                                                        (201)           (82)
  Loss on disposal of fixed assets                                                          380             --
  Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
  Losses of joint venture                                                                   321            123
  Non cash compensation                                                                     529            183
  Other non cash expenses                                                                   201             --
  Provision for doubtful accounts                                                         1,045            755
  Depreciation                                                                              360            466
  Amortization of goodwill                                                                  403          1,578
  Amortization of other intangibles                                                         855             --
  Deferred revenues                                                                       1,012             (9)
  Other                                                                                      --           (251)
  Issuance of restricted shares and warrants for services provided                        5,252             --
  Net change in assets and liabilities affecting operations, net of acquisitions:
   Accounts receivable                                                                      816         (3,137)
   Inventory                                                                                199           (476)
   Prepayments and others                                                                   404           (727)
   Accounts payable and accrued liabilities                                                 283         (2,073)
                                                                                       --------       --------
     Net Cash Used in Operating Activities                                               (5,693)       (13,654)
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired                                                --         (1,830)
  Capital expenditures                                                                      (61)        (2,195)
  Cash advances to discontinued operations                                                 (145)        (2,394)
  Investment in software                                                                   (608)        (1,071)
  Sale of investment                                                                        854         (2,936)
  Other, net                                                                                 (4)           (35)
                                                                                       --------       --------
Cash Used in Investing Activities                                                            36        (10,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                             (3,902)        (2,314)
  Proceeds from long-term debt                                                            9,390            391
  Repayments of capital lease obligations                                                   (14)          (165)
  Collection of stock subscription receivable                                               410             --
  Proceeds from exercise of stock options and warrants                                       --             98
                                                                                       --------       --------
      Cash (used in) Provided by Financing Activities                                     5,884         (1,990)
                                                                                       --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       227        (26,105)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                  2,061         55,635
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                     $  2,288       $ 29,530
                                                                                       ========       ========

NON CASH TRANSACTIONS

   Issuance of restricted stock and warrants for acquisitions                          $     --       $ 43,303
   Issuance of restricted stock and warrants for services                              $  5,252             --

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  e-MedSoft.com
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As more fully described in Note 14 to the consolidated condensed financial statements and the Form 10-K filed by the Company as of and for the year ended March 31, 2001, the Company is involved in a legal dispute with Network Pharmaceuticals, Inc. ("Network"). In that dispute, certain allegations have been made against the Company. The Company's access to financial information relative to Network that management of the Company believes should be included in the accompanying consolidated condensed financial statements was denied. Therefore, the consolidated condensed financial statements of the Company included in the June 30, 2001 Form 10-Q filed on August 20, 2001 were not prepared in accordance with generally accepted accounting principles in the United States of America. The Company has subsequently obtained the financial information and has reflected Network in the accompanying condensed consolidated financial statements as of and for the three months ended June 30, 2001. These condensed consolidated financial statements as of and for the three months ended June 30, 2001 amend the condensed consolidated financial statements included in the Form 10-Q filed by the Company on August 20, 2001. A comparison of the condensed consolidated balance sheet as of June 30, 2001 from the Form 10-Q filed on August 20, 2001 and the accompanying condensed consolidated balance sheet is summarized as follows (in thousands):


                                                                               As amended in
                                                                                accompanying
                                                                As filed         condensed
                                                            August 20, 2001    balance sheet
                                                            ---------------    -------------
Current assets                                                  $  9,704          $ 15,355
Non current assets                                                40,243            41,322
                                                                --------          --------
     Total assets                                               $ 49,947          $ 56,677
                                                                ========          ========

Current liabilities                                             $ 36,868          $ 45,328
Non current liabilities                                            7,165             9,522
Deferred revenue                                                   2,099             1,012
Minority interest                                                  7,344             7,351
Stockholder's deficit                                             (3,529)           (6,536)
                                                                --------          --------
     Total liabilities and stockholder's deficit                $ 49,947          $ 56,677
                                                                ========          ========

A comparison of the condensed statement of operations for the three months ended June 30, 2001 from the 10-Q as filed on August 20, 2001 and the accompanying condensed statement of operations is summarized as follows (in thousands), except per share information:

                                                                               As amended in
                                                                As filed     accompanying condensed
                                                            August 20, 2001  statement of operations
                                                            ---------------  -----------------------
Net sales                                                       $  8,909          $ 24,174
Costs and expenses                                                22,257            41,610
                                                                --------          --------
Operating (loss)                                                 (13,348)          (17,436)
Other income (expense)                                              (193)             (317)
                                                                --------          --------
Loss before income taxes and minority interest                   (13,541)          (17,753)
                                                                --------          --------
Minority interest                                                     --               201
Net loss from continuing operations                             $(13,541)         $(17,552)
Net loss from discontinued operations                           $ (2,547)         $ (3,034)
                                                                --------          --------
Net loss                                                        $(16,088)         $(20,586)
                                                                ========          ========

                                                                               As amended in
                                                                As filed     accompanying condensed
                                                            August 20, 2001  statement of operations
                                                            ---------------  -----------------------
Basic and diluted loss per share from:
     Continuing operations                                      $  (0.17)         $  (0.22)
                                                                ========          ========
     Discontinued operations                                    $  (0.03)         $  (0.04)
                                                                ========          ========


In addition to the consolidation of Network, the consolidated condensed financial statements include adjustments from the Form 10-Q filed on August 20, 2001, as follows (in thousands):


                                             (Increase) decrease   Stockholder's deficit
                                                   Net Loss         (Increase) decrease
                                             -------------------   ---------------------
Noncash compensation and services                  (767)                   (767)
General & administrative expense accrual           (900)                   (900)
Asset amortization                                 (264)                   (264)
Discontinued operations                            (487)                   (487)
Miscellaneous                                      (530)                   (530)


The consolidated condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared based on accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. These consolidated condensed financial statements should be read in conjunction with the March 31, 2001 audited financial statements on Form 10-K and the accompanying notes thereto and the Forms 8-K filed by the Company on April 11, 2001 and June 11, 2001.


2) RESTATEMENT OF JUNE 30, 2000:

The Company has restated the condensed consolidated financial statements as of and for the three months ended June 30, 2000 as follows (in thousands):


                                                             STOCKHOLDER'S
                                            NET LOSS        EQUITY (DEFICIT)
                                            ---------          ---------
As previously reported ...............      $  (3,507)         $ 329,982
Revenue recognition adjustments ......         (4,300)            (4,300)

Software capitalization adjustments ..         (1,995)            (1,995)
Other ................................           (740)              (740)
                                            ---------          ---------
As restated ..........................      $ (10,542)         $ 322,947
                                            =========          =========


3) LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Notes 3 and 4 to the Company's audited consolidated financial statements on Form 10-K for the year ended March 31, 2001, the Company recognized material asset impairment charges during the fiscal year ended March 31, 2001. The development of some key products that the Company was relying on to generate revenue have been decreased or abandoned.

In addition, the Company has experienced significant losses from continuing operations in the three months ended June 30, 2001. At June 30, 2001, the Company had negative working capital from continuing operations of $18.7 million (excluding $11.3 million negative working capital of discontinued operations).

The Company's ability to continue to operate as a going concern is dependent on its ability to raise additional capital through issuance of additional equity securities. There is no guarantee that funding will be available on terms acceptable to the Company.


4) BUSINESS COMBINATIONS

Acquisitions during the three months ended June 30, 2000

VIDIMEDIX

In June 2000, the Company acquired VidiMedix for assumption of approximately $6.2 million in debt and liabilities. Of this amount, approximately $3.3 million was repaid with approximately 380 thousand shares of common stock and warrants to purchase approximately 336 thousand shares of common stock at a purchase price of $8.63. In addition, the Company committed to issue up to an additional $6.0 million in shares of common stock to the VidiMedix shareholders as an earn out payment based on VidiMedix achieving certain sales targets over the next fiscal year. VidiMedix provides network medicine solutions that enable physicians to deliver remote examination, diagnosis, and treatment to patients via secure, private and collaborative interactions using advanced Internet and Web technologies. This acquisition has been accounted for as a purchase. During the fourth quarter of the year ended March 31, 2001, the Company wrote off approximately $3.8 million of goodwill associated with this acquisition. In addition, the Company is involved in a legal dispute with the former shareholders of Vidimedix. (see Note 14).

PRIMERX.COM

Effective April 12, 2000, the Company acquired a 29 percent interest in PrimeRx.com, Inc.("PrimeRx"), formerly known as PrimeMed Pharmacy Services Group, Inc., and entered into a 30-year management agreement and a preferred provider agreement with PrimeRx.com, Inc. for 2.7 million shares of the Company's common stock. PrimeRx offers a variety of managed care pharmacy services. PrimeRx's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. The management agreement provided for an option to exchange up to 33 percent of PrimeRx stock for 3.0 million e-MedSoft.com shares. The agreement gives full control over PrimeRx operations to the Company. The Company reflected the excess of net assets over net liabilities at acquisition date as goodwill of approximately $40.6 million. Based on management's revised projections of these operations, this goodwill was written off in the fourth quarter of fiscal year 2001. The Company has experienced continued problems with its relationships with PrimeRx.com's principals and former principals and has entered into settlement agreements that have not been performed fully. In addition, various law suits have arisen from the relationship, including one filed by Network in July 2001 (see Note 14).

ILLUMEA

On May 5, 2000, the Company acquired Illumea Corporation ("Illumea") in exchange for approximately 1.3 million shares of the Company's common stock, valued at approximating $10.4 million and $150 thousand in cash. The 1.3 million shares issued were valued using an average market closing price of the Company's stock for 3 days before and after the parties mutually agreed to and announced the terms of the acquisition. As a result of this acquisition, the Company recorded approximately $10.2 million in goodwill. During the fourth quarter of fiscal 2001, the Company determined that certain events warranted a review of the business and the underlying assumptions of its projected revenue and earning potential. Based on the review of Illumea's revised discounted cash flow stream, the Company recorded an asset impairment write down of approximately $5.0 million. Illumea develops and markets Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. FiberPix (now known as MedMicroscopy), Illumea's core application, enables multiple simultaneous users to view and interact with a microscope's high fidelity images in real time over the Internet. The Company is involved in litigation with former shareholders of Illumea (see Note 14).

RESOURCE HEALTHCARE, LLC

On June 16, 2000, the Company acquired Resource Healthcare ("Resource") for approximately $1.5 million in cash and $1.0 million in common stock (113 thousand shares). In addition the Company has committed to issue additional common stock with a value of $500 thousand as an earn out payment based on Resource achieving pre-determined earning targets over the next fiscal year. Resource provides pharmaceutical and infusion services to long-term care, assisted living and residential care facilities throughout Nevada.

Services offered by Resource include consulting, training, billing, supplies management and facility systems development. This acquisition has been accounted for as a purchase.

5) DEFERRED SOFTWARE DEVELOPMENT COSTS

During the three months ended June 30, 2001 and 2000, the Company incurred approximately $1.3 million and $3.7 million in software development costs, respectively. The Company capitalized approximately $608 thousand and $1.0 million of these costs during the three months ended June 30, 2001 and 2000, respectively. Such deferred costs along with acquired software costs will be amortized over a three to five year life once the related products are in service or available for sale. The Company amortized $713 thousand and $0 for the three month periods ended June 30, 2001 and 2000, respectively.

6) DEBT

During the fourth quarter of fiscal 2001, the Company's pharmacy subsidiaries, Prime Med Pharmacy Services, Inc. and Resource Healthcare, each entered into a Sale and Subservicing Agreement with National Premier Financial Services, Inc., a subsidiary of National Century Financial Enterprises, Inc. ("NCFE"). The Agreement has a five-year term and provides for funding of eligible accounts receivable. The Company is charged interest at prime plus three percent on outstanding funding balances. At June 30, 2001, the unpaid balance was approximately $5.6 million and is included in related party debt in the consolidated condensed balance sheet. During the three months ended June 30, 2001 interest expense and program fees under these agreements amounted to $163 thousand.

On June 8, 2001 the Company entered into a $2.3 million promissory note payable to NCFE which bears interest at the rate of 10 percent per annum. The entire principal amount of the note together with all accrued unpaid interest is due on June 7, 2002. There is no prepayment penalty on the note. The Company accrued interest expense related to this note payable in the amount of approximately $19 thousand for the three months ended June 30, 2001.

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


                      RESTRUCTURING CHARGES UNDER EITF 94-3

                                                                                       CHARGES TO ACCRUAL
                                                                     ORIGINAL        ----------------------      REMAINING
                                                                     ACCRUAL          CASH         NON CASH       ACCRUAL
                                                                      ------         ------         ------         ------
  LIABILITY COMPONENTS
Employee termination and relocation .........................         $  399         $  367         $   --         $   32
Facility and equipment lease termination and commitment costs            330            105             --            225
Asset impairment related to exiting activity ................            781             --            749             32
                                                                      ------         ------         ------         ------
Totals ......................................................         $1,510         $  472         $  749         $  289
                                                                      ======         ======         ======         ======




                      RESTRUCTURING CHARGES UNDER EITF 95-3

                                                                                       CHARGES TO ACCRUAL
                                                                     ORIGINAL        ----------------------      REMAINING
                                                                     ACCRUAL          CASH        NON CASH        ACCRUAL
                                                                      ------         ------         ------         ------
  LIABILITY COMPONENTS
Employee termination and relocation .........................         $  372         $  372         $   --         $   --
Facility and equipment lease termination and commitment costs          1,456            481            276            699
Asset impairment related to exiting activity ................            994             --            994             --
                                                                      ------         ------         ------         ------
Totals ......................................................         $2,822         $  853         $1,270         $  699
                                                                      ======         ======         ======         ======

    PRIMERX.COM.

The Company identified 13 owned or managed pharmacies to be closed, one management contract to be terminated and two division activities to be exited or substantially reduced. In addition, the Company relocated PrimeRx's executive operations and finance functions to the Company's corporate headquarters. Most of these activities and related costs were in existence prior to the consummation date of the PrimeRx transaction. Restructuring costs to exit these activities of approximately $2.3 million were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This accrual includes employee termination and relocation costs, facility lease termination and commitment costs as well as any resulting asset impairment write downs. As of June 30, 2001, approximately $1.7 million has been incurred from the transaction date and offset against the original accrual. The exit costs of activities that were not in existence prior to the consummation date have been expensed or accrued for in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") and have been reflected under "Restructuring Costs". As of June 30, 2001, approximately $861 thousand has been incurred from the transaction date and offset against the original accrual. The original accrual under EITF 94-3 has been utilized. The remaining accrual for costs under EITF 95-3 at June 30, 2001 was approximately $398 thousand and is included in accrued liabilities in the consolidated balance sheet.


    VIDIMEDIX CORPORATION

The Company determined that some offices and functions of the VidiMedix operations should be consolidated within its corporate headquarters. These activities and related costs were in existence prior to the consummation date of the VidiMedix acquisition. Restructuring costs to close these offices of approximately $566 thousand were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF 95-3. This accrual includes employee termination costs, facility lease termination and commitment costs as well as any resulting asset impairment write downs. As of June 30, 2001, approximately $446 thousand has been incurred from the transaction date and offset against the original accrual.

    CORPORATE

The Company defined and started implementation of a plan to reduce staff and consolidate various financial and operational functions. The restructuring costs associated with the implementation of these plans were estimated and accrued. The accrual of approximately $649 thousand is reflected under Restructuring Costs in accordance with EITF 94-3 and includes employee termination costs, facility lease termination and commitment costs. Under this plan approximately 45 employees have been involuntarily terminated and one office has been identified for closure. As of June 30, 2001, approximately $360 thousand has been incurred and offset against this original accrual.

8) DISCONTINUED OPERATIONS

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd.("e-Net") which is located in the U.K. On June 15, 2001, e-Net voluntarily filed for receivership. In accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment when the Measurement Date Occurs After the Balance Sheet Date but Before the Issuance of Financial Statements", the Company reflected the discontinued operations in our fiscal year ended March 31, 2001 and have reclassified the prior periods presentation to conform with the reporting requirements. We estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

The net sales, expenses, net assets and net liabilities of e-Net have been included in our consolidated condensed financial statements under discontinued operations, since these operations represented 100 percent of our product business segment and contributed less than 1 percent to any other business segment. The financial information included herein provides the components comprising the results from discontinued operations (in thousands):

                                                FOR THE THREE MONTHS ENDED
                                                         JUNE 30,
                                                --------------------------
                                                  2001              2000
                                                --------          --------
Net sales .............................         $  3,005          $ 14,872

Costs and expenses:
  Cost of sales .......................            2,576            12,531
  Research and development ............               --               238
  Sales and marketing .................              221             1,439
  General and administrative ..........            2,970               859
  Depreciation and amortization .......              241               390
                                                --------          --------
 Total costs and expenses .............            6,008            15,457
                                                --------          --------
Operating loss from discontinued
  operations ..........................           (3,003)             (585)
Interest and taxes ....................              (31)               47
                                                --------          --------

Net loss from discontinued operations .         $ (3,034)         $   (538)
                                                ========          ========


The following is a condensed balance sheet for e-Net at June 30, 2001 and March 31, 2001 (in thousands):

                                                      JUNE 30,          MARCH 31,
                                                        2001              2001
                                                      --------          --------
Cash ........................................         $  2,073          $      2
Trade receivables, net ......................            1,792             4,901
Inventory ...................................               --               216
Prepayments .................................               --               703
Other receivables ...........................               62               113
Other assets ................................               --               417
                                                      --------          --------
                                                         3,927             6,352
                                                      --------          --------

Property and equipment, net .................            1,775             2,988
                                                      --------          --------
                                                      $  5,702          $  9,340
                                                      ========          ========

Accounts payable and accrued liabilities ....         $ 11,292          $ 10,568
Bank credit facility ........................               --             1,601
Income tax payable ..........................               --               377
                                                      --------          --------
                                                        11,292            12,546

Long term debt and capital leases ...........            2,579             2,358
                                                      --------          --------
                                                        13,871            14,904
                                                      --------          --------

Stockholder's deficit .......................           (8,169)           (5,564)
                                                      --------          --------
                                                      $  5,702          $  9,340
                                                      ========          ========


9) STOCK, WARRANTS AND STOCK OPTIONS

On May 30, 2001, the Company entered into an Investment Banking agreement with Societe Financiere du Seujet Limited (SFSL). Under the Investment Banking agreement, the Company issued SFSL 1 million shares of its common stock as an investment banking fee and arranged for an additional 500 thousand shares to be transferred to SFSL from a Company shareholder. SFSL is to provide the Company with qualified investors with the intent to raise a minimum of $21 million in new capital. If SFSL is successful in introducing a qualified investor to the Company that provides funding of at least $21 million, the Company will issue an additional 1 million shares to SFSL and a commission of 6% on the amount raised.

During the three months ended June 30, 2001, the Company granted 321 thousand options to its employees to purchase 321 thousand shares of the Company's stock at prices ranging from $0.00 to $1.41. These options were granted in accordance with the Company's stock option plans with exercise prices based on the market price of the Company's stock at time of grant, or according to employment agreements. These grants are subject to Board of Directors approval.

On June 13, 2001, the Company issued to TSI Technologies and Holdings, LLC ("TSI") a warrant to purchase 4.8 million shares of its common stock at an exercise price of $2.30 per share. The issuance of this warrant was in consideration for e-MedSoft.com stock contributed by TSI on the Company's behalf during the fiscal year ended March 31, 2001. The Company accrued for the value of this warrant in the year ended March 31, 2001. The warrant value of $2.7 million was determined based on the Black-Scholes method using the market price of the Company's shares on June 13, 2001. The warrant cost was recorded as an increase to equity and an increase to operating expense in the fiscal year ended March 31, 2001.

On June 28, 2001, the Company entered into a securities purchase agreement with San Diego Asset Management Company ("SDAM") and issued a warrant allowing SDAM to purchase 1.5 million shares of its common stock at an exercise price of $2.50 per share. The issuance of this warrant was in consideration for the financing contemplated under the agreement. The Company also entered into an agreement on June 28, 2001 with Branari, Inc. ("Branari"), a related party of SDAM, and issued a warrant allowing Branari to purchase 1.5 million shares of its common stock at an exercise price of $2.50 per share. The issuance of this warrant was in consideration for the financing contemplated under the agreement. The SDAM and Branari financing agreements were amended in their entirety on July 16, 2001 when the Company executed an agreement with SDAM. The warrants provided for in the June 28, 2001 agreements for both Branari and SDAM were not amended and they were carried over with the amended agreement. The Company has accrued for the value of these warrants in the quarter ended June 30, 2001. The value of $1.3 million for each of these warrants was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant cost was recorded as an increase to equity and an increase to operating expense in the period ended June 30, 2001.

On July 31, 2001, the Company issued a warrant to purchase 1.0 million shares of its common stock to MPP Holdings, LLC ("MPP"), an affiliate of Manatt, Phelps and Phillips LLP, which currently acts as the Company's corporate counsel. The exercise price of the warrant was $0.80 per share. The issuance of this warrant was in consideration for the credit risk MPP has taken on amounts owed to it for services provided to the Company up through the first quarter as well as the value of its service for the Company over several months. The Company has accrued for the value of this warrant in the quarter ended June 30, 2001. The warrant value of $934 thousand was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant cost was recorded as an increase to equity and an increase to operating expense in the period ended June 30, 2001.

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

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. A summary of the shares used to compute net loss per share is as follows:

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                         2001               2000
                                                                                      ----------         ----------
Weighted average common shares used to compute basic net loss per share .....         79,796,124         78,959,514
Effect of dilutive securities ...............................................                 --                 --
                                                                                      ----------         ----------
Weighted average common shares used to compute diluted net loss per share ...         79,796,124         78,959,514
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

The Company's financial information by business segment are summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, assets included in the Other column includes $5.7 million and $9.3 million in assets from discontinued operations as of June 30, 2001 and March 31, 2001, respectively. (In thousands):


                                                              INTERNET          PHARMACY           OTHER             TOTAL
                                                              --------          --------          --------          --------
Three Months Ended June 30, 2001
Net Sales ...........................................         $  2,442          $ 21,732          $     --          $ 24,174
Operating (Loss) Before Depreciation and Amortization           (2,880)           (4,212)           (9,491)          (16,583)
Depreciation and Amortization .......................              281               144               428               853
Operating (Loss) ....................................           (3,162)           (4,356)           (9,918)          (17,436)
Capital Expenditures ................................               --                56                 5                61

Total Assets at June 30, 2001 .......................           20,894            17,631            18,152            56,677

Three Months Ended June 30, 2000 (Restated)
Net Sales ...........................................         $  2,469          $ 17,426          $     --          $ 19,895
Operating (Loss) Before Depreciation and Amortization           (5,423)           (1,791)           (1,370)           (8,584)
Depreciation and Amortization .......................            1,497               530                17             2,044
Operating (Loss) ....................................           (6,920)           (2,321)           (1,387)          (10,628)

Capital Expenditures ................................            1,698               413                84             2,195
Total Assets at March 31, 2001 ......................           36,303            13,890            14,863            65,056


During the three months ended June 30, 2001, the Company's U.S. operations, excluding pharmacy services, which represent 89.9 percent of total sales, had one customer whose sales, on an individual basis, represented over 5 percent of internet operations' net sales for an aggregate of 31.2 percent. This customer, NCFE a related party, represented less than 5 percent of the Company's total sales.


12) RELATED PARTY TRANSACTIONS

As disclosed in the Form 10-K filed as of and for the year ended March 31, 2001, the Company entered into a management agreement with TegRx Pharmacy Management Co., Inc. ("TegRx"), a related party of Chartwell Diversified Services, Inc. TegRx is to be paid a management fee of the greater of $200 thousand per month or 40 percent of EBITDA of the pharmacy segment for the previous month. During the three months ended June 30, 2001, the Company incurred $600 thousand in expense under this agreement.

The Company's pharmacy subsidiaries, PrimeMed Pharmacy Services, Inc. and Resource Healthcare, each entered into a Sale and Subservicing Agreement with National Premier Financial Services, Inc., a subsidiary of NCFE in the fourth quarter of Fiscal 2001. The agreement has a five year term and provides funding of eligible accounts receivable. At June 30, 2001, the unpaid balance was approximately $3.3 million and is included in related party debt in the consolidated condensed balance sheet.

On June 8, 2001 the Company entered into a $2.3 million promissory note payable to NCFE which bears interest at the rate of 10 percent per annum. The entire principal amount of the note together with all accrued unpaid interest is due on June 7, 2002. There is no prepayment penalty on the note. The Company accrued interest expense related to this note payable in the amount of approximately $19 thousand for the three months ended June 30, 2001.

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

14) CONTINGENCIES AND LEGAL MATTERS

The following is a summary of contingencies and legal matters in which the Company is involved.

Sutro NASD Arbitration No. 1

As disclosed in the Company's Annual Report on Form 10-K at and for the period ended March 31, 2001, a dispute between Sutro & Co., and the Company is currently being arbitrated before the National Association of Securities Dealers. The hearing on this matter commenced on July 23, 2001. It is currently in recess until September 20, 2001. The Company does not yet know when the hearing will be concluded or when an outcome will be determined.


Sutro NASD Arbitration No. 2

An investor in the Company has sued Sutro for failing to honor commitments and failures to act in accordance with its fiduciary duties. This matter is also being arbitrated before the National Association of Securities Dealers. Sutro has filed a cross-claim against the Company for indemnification claiming that if Sutro is liable to the investor, the Company is responsible for the payment of any awarded damages. This matter is in the discovery stage and there have been no hearings or determination on the merits.


Network Pharmaceuticals vs. e-MedSoft.com and National Century Financial Enterprises, Inc

The Company's relationship with the principal shareholders of PrimeRx has been troubled and is further described in the Form 10-K filed by the Company as of and for the year ended March 31, 2001.

On July 16, 2001, Network Pharmaceuticals, Inc. filed a complaint against the Company and National Century Financial Enterprises, Inc. ("NCFE") alleging breach of the March 2001 Settlement Agreement. The complaint states causes of action for breach of contract, breach of representations and warranties, breach of fiduciary duty, and for accounting and the imposition of a constructive trust. The Company was served with the lawsuit on or about August 10, 2001. On or about August 30, 2001, the Company filed and served its Petition to Compel Arbitration of this matter which is scheduled for hearing on September 26, 2001.

As a result of the dispute with the shareholders of PrimeRx and following the Chartwell acquisition (see Note 15), management initiated a continuing process of reevaluation of its relationship with Network and numerous historic and current disputes with PrimeRx and its principal shareholders and Network. Accordingly, the Company has decided to suspend consolidating Network in its financial statements effective August 6, 2001, and will cease consolidation of Network until all disputes with the shareholders of PrimeRx have been resolved. The settlement of these disputes may result in terms that might preclude the Company's consolidation of Network subsequent to August 6, 2001. The Company is presently unable to evaluate the ultimate outcome of the resolution of the disputes and the effects, if any, on the consolidated condensed financial statements.

VidiMedix Contingencies

On or about September 15, 2000, certain former securities holders of VidiMedix filed a Petition against the Company arising out of the Company's acquisition of VidiMedix. The Petition was amended in May 2001 and secondly in August 2001. Plaintiffs allege that they were the majority shareholders in VidiMedix, and that they consented to the Company's acquisition of VidiMedix based on allegedly false representations regarding the earn-out provision in the merger agreement. In addition, they allege that the Company entered into an agreement or agreements to deliver certain shares to them and failed to do so. Plaintiffs also assert claims for breach of contract, breach of the merger agreement, fraudulent inducement and negligent inducement, fraudulent misrepresentation and fraud, negligent misrepresentation, statutory fraud and breach of fiduciary duty. Plaintiffs seek a judgment compelling the transfer of shares of the Company, money damages, punitive damages, attorney's fees, and interest.

In November 2000 the Company entered into a settlement agreement with these parties. This agreement was amended in February 2001. Under this amended settlement agreement, the Company agreed to issue $3.4 million in shares of the Company's common stock to satisfy the earn-out provisions in the merger agreement. The number of shares required to be issued is the higher of 1.3 million or the product of $3.4 million divided by weighted average closing price calculated using the first six days of the nine days prior to whichever of several reference dates would result in the greatest number of shares to be issued. Plaintiffs have claimed that the Company owed them either 6.0 million shares of common stock or liquidated damages of $5.1 million. The Company disputes these claims.

On May 3, 2001, the Company filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles. In this suit the Company has alleged that the Defendants fraudulently induced the Company to acquire the assets and liabilities of VidiMedix by concealing accurate financial documents, misrepresenting its technology, its clientele, and the level of client satisfaction. The Company has also alleged claims for conspiracy to commit fraud, negligence, misrepresentation and breach of the implied covenant of good faith and fair dealing. The Company is seeking compensatory and punitive damages according to proof. A hearing on these matters was scheduled for August 13, 2001 but the hearing was continued sua sponte by the Court to October 9, 2001.

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

On March 26, 2001, the Company and Illumea filed a Counterclaim against IAL and Nathalie Doornmalen for breach of contract, breach of fiduciary duty and fraud. The Counterclaim alleges that IAL and Doornmalen have refused to repay Illumea for providing funding and equipment to IAL, and that Doornmalen failed to make certain disclosures in connection with the merger between Illumea and the Company. The parties have filed answers to the First Amended Complaint and the Counterclaim, respectively, and discovery is under way. In addition, the parties exchanged initial disclosures under Rule 26. The discovery cutoff is December 3, 2001, and the Final Pretrial Conference will take place on March 1, 2002, and the trial is expected to commence in April 2002

Trebor O. Corporation

Trebor O. Corporation, a California corporation doing business as Western Pharmacy Services, has sued the Company, PrimeRx, Chartwell Diversified Services and various individuals charging breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious interference. The action is pending in Los Angeles Superior Court and was filed on June 29, 2001. The action is in its inception with no answer on file and with no discovery responded. The court has taken no action with regard to this case. Plaintiff seeks in excess of $5 million in compensatory damages. The gravamen of the action against the Company is that the Company entered into a Letter of Intent wherein the Company would purchase the assets of Trebor O., and then the Company refused to go through with the transaction. The Company disputes these claims. Written discovery has commenced.

The Company is unable to determine the effect, if any, that these litigation matters will ultimately have on the financial position of the Company. There are no other legal proceedings to which we are a party or to which any of our properties are subject, other than routine litigation incident to our business that is covered by insurance or an indemnity or that we do not expect to have a material adverse effect on our company. It is possible, however, that we could incur claims for which we are not insured or that exceed the amount of our insurance coverage.

15) SUBSEQUENT EVENTS

On July 16, 2001 the Company executed a securities purchase agreement with San Diego Asset Management Company ("SDAM") for the sale of $83.0 million of newly issued shares of common stock. Completion of the agreement is subject to several conditions, including the completion of the Chartwell acquisition, and the post-merger retention of Frank Magliochetti, President of Chartwell and John Andrews , President of e-MedSoft. Additional material conditions include (a) the Company must be in full compliance with all listing requirements of the American Stock Exchange and the post-merger company must reach gross revenues of $30.0 million during a 45-day operational span with EBIDTA for that period of at least $100 thousand,
(b) the Company must have cash on hand at time of closing of at least $5.0 million, (c) the Company's common stock must reach $4.20 per share after completion of the merger; and (d) the existing equity line with Hoskins International will not have been drawn down by the Company unless the Company has achieved a full year of positive EBIDTA in excess of $35.0 million. The issuance of shares will be priced at 90 percent of the market price on closing date of the sale. If we sold shares at a market price of $4.20 we would issue approximately 22.0 million shares.

On July 16, 2001 the Company filed a Form 8-K, reporting under Item 5 that the Company would be delinquent filing the Form 10-K for the fiscal year ended March 31, 2001. The Company ultimately filed the Form 10-K for the fiscal year ended March 31, 2001 on August 1, 2001.

On or about July 16, 2001, Network Pharmaceuticals, Inc. filed a complaint against the Company and National Century Financial Enterprises, Inc alleging breach of the March 2001 Settlement Agreement. The complaint states causes of action for breach of contract, breach of representations and warranties; breach of fiduciary duty, and for accounting and the imposition of a constructive trust(see Note 14).

On August 6, 2001 the Company completed its merger with Chartwell Diversified Services, Inc. ("Chartwell"). Donald Ayers, a member of the Company's board of directors was an indirect shareholder of Chartwell. Under the plan of merger, the Chartwell shareholders will received 500,000 shares of a newly created convertible preferred stock of the Company ("Preferred Stock") convertible into 50,000,000 shares of the Company's common stock. The Chartwell shareholders also received warrants exercisable over 5 years with a limit of 4,000,000 per year at a strike price $4.00 per share covering an additional 20,000,000 shares of the Company's common stock ("Warrants"). Each share of Preferred Stock is automatically convertible into 100 shares of the Company's common stock, if and when, a majority of the Company's shareholders approve the issuance of the 70,000,000 shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. In addition, the holders of the Preferred Stock have the right and option to convert their stock if the Company's common stock is removed from or is held, without any right of appeal, to be ineligible for trading on the AMEX, or successor exchange. If by February 28, 2003, a majority of the Company's shareholders do not approve the issuance of the 70,000,000 shares and if the shares are not registered for resale, the holders of the Preferred Stock may require the Company to redeem the Preferred Stock and the Warrants for an aggregate redemption price of $90,000,000 if and to the extent the Company has funds legally available for that purpose. The Preferred Stock is entitled to voting rights along with the Company's common stock on all matters on the basis of 100 votes for each share of Preferred Stock, and also is entitled to participate along with the Company's common stock in any dividends. The Preferred Stock has a liquidation preference of $100 per share in the event the Company liquidates and dissolves, and thereafter is entitled to participate with the Company's common stock in any remaining distributions.

On August 18, 2001 the Company executed a Securities Purchase Agreement as well as a Debenture and Equity Agreement with Societe Financiere de Seuget Limited ("SFSL"), both for back-up to the $83 million financing with SDAM and $54 million in debenture financing, respectively. The Debenture and Equity Agreement allows for financing at two percentage points over the LIBOR rate payable over 30 years until maturity. The debt can be paid off in full at the Company's option in a convertible fashion, using the Company's common stock and average 30-day trading price. This may be done at the option of the Company at the conclusion of any fiscal quarter during the entire 30-year term. In exchange for the advance funds, SFSL will receive 3,000,000 restricted shares of the Company's common stock and a warrant to purchase another 2,000,000 shares at $2.50 per share. Funds can be advanced under the debenture agreement when the Company cancels the operative debenture agreement currently in place, or the Company requires funds to close a transaction involving the purchase of all or substantially all of the assets or capital stock of a business.

The back-up Securities Purchase Agreement is accessible at the Company's option and is subject to substantially the same conditions as the Company's existing $83 million securities purchase agreement with SDAM as described above.

On August 22, 2001, the Company signed a letter of intent, subject to Board approval and other business matters, to acquire Addus Healthcare, Inc. for $57.5 million in cash and as much as $5.0 million of the Company's common stock. Addus is a provider of home care services, home medical equipment, correctional health services and supplemental healthcare staffing, with reported annualized revenues of approximately $210 million.

On August 28, 2001, the Company signed an agreement to acquire Tender Loving Care, Inc. ("TLCS"), one of the five largest home care nursing businesses in the world. TLCS shareholders will receive $1.00 per share in the Company's stock on an exchange rate equal to the greater of the closing price of the Company's common stock on August 27, 2001, or the average closing price of the

Company's common stock during the period 30 days prior to the full consummation of the merger. TLCS had reported revenues of $240 million in their most recent annual report.

16) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

Upon adoption of Statement 142, Statement 141 will require, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual value of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an infinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations in the period of adoption.

Additionally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets in the amount of $2.3 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.7 million and $403 thousand for the fiscal year ended March 31, 2001 and the three months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                                     ITEM 2
                                  e-MedSoft.com

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Report that relate to management's expectations, intentions or beliefs concerning future plans, expectations, events and performance are "forward-looking" within the meaning of the federal securities laws. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. These forward-looking statements include assumptions, beliefs and opinions relating to the Company's business and growth strategy based upon management's interpretation and analysis of its own contractual and legal rights, of management's ability to satisfy industry and consumer needs with its technologies, of healthcare industry trends, and of management's ability to successfully develop, implement, market and/or sell its network transaction processing services, software programs, clinical and financial transaction services, and e-commerce systems to its clientele. Management's forward-looking statements further assume that the Company will be able to successfully develop and execute on its strategic relationships. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of the Company's products, changing technology, competition in the health-care market, government regulation of health care, the Company's limited operating history, general economic conditions, availability of capital, the outcome of pending litigation and other factors. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company's expectations. Some important factors that could cause our actual results to differ materially from those projected in such forward - looking statements are discussed in the March 31, 2001 Form 10-K.

OVERVIEW

This filing amends the Form 10-Q as of and for the three months ended June 30, 2001 which was previously filed by the Company on August 20, 2001. In order to better understand the information contained in this Amended Quarterly Report as of and for the period ended June 30, 2001, it is important that the reader take into consideration the Company's disputes relative to Network Pharmaceuticals, Inc. The disputes with PrimeRx, its principal shareholders and Network are further described in the Form 10-K filed by the Company as of and for the year ended March 31, 2001.

Network Pharmaceuticals, Inc. is a wholly-owned subsidiary of PrimeRx.com, a closely held pharmacy management company of which we own 29% and have managed pursuant to a Management Services Agreement since April 2000. As described in our Form 10-K as of and for the period ended March 31, 2001, we have included Network in our consolidated financial statements as of and for the period ended March 31, 2001. As described in our 10-K, our relationship with PrimeRx and Network has been a troubled one characterized by numerous disputes, some of which have resulted in litigation. The most recent dispute involves a lawsuit brought by Network on July 16, 2001, alleging various breaches of a Settlement and Mutual General Release Agreement between the Company and the principal shareholder of PrimeRx dated March 26, 2001.

As a result of the disputes, we were unable to obtain Network financial information for the three month period ended June 30, 2001 to include in our Form 10-Q filed on August 20, 2001. Further, as more fully discussed in our June 30, 2001 the consolidated condensed financial statements contained in the Quarterly Report filed on August 20, 2001, those financial statements were not prepared in conformity with accounting principles generally accepted in the United States.

We have obtained the Network financial information and have prepared this Amendment No. 1 to the June 30, 2001 Form 10-Q to include consolidated condensed financial statements including Network for the period ended June 30, 2001 that are prepared in accordance with accounting principles generally accepted in the United States. As a result of consolidating Network in accordance with generally accepted accounting principles, and including other adjustments to our consolidated net sales, expenses and net loss from continuing operations have increased by $15.3 million, $19.3 million and $4.0 million, respectively, in the amended consolidated condensed statement of operations for the three months ended June 30, 2001, as compared to amounts reported originally, and the consolidated assets, liabilities and stockholder's deficit from continuing operations have increased by $6.7 million, $9.7 million and $3.0 million, respectively, in the amended consolidated condensed balance sheet at June 30, 2001, as compared to amounts reported originally. Further, as a result of the consolidation of Network, and other adjustments there are material changes to the consolidated statement of cash flows and footnote disclosures as compared to those originally reported.

These condensed consolidated financial statements as of and for the three months ended June 30, 2001 amend the condensed consolidated financial statements included in the Form 10-Q filed by the Company on August 20, 2001. A comparison of the condensed consolidated balance sheet as of June 30, 2001 from the Form 10-Q filed on August 20, 2001 and accompanying condensed consolidated balance sheet is summarized as follows (in thousands):


                                                                        As amended in
                                                                         accompanying
                                                         As filed         condensed
                                                      August 20, 2001    balance sheet
                                                         --------          --------
Current assets                                           $  9,704          $ 15,355
Non current assets                                         40,243            41,322
                                                         --------          --------
     Total assets                                        $ 49,947          $ 56,677
                                                         ========          ========

Current liabilities                                      $ 36,868          $ 45,328
Non current liabilities                                     7,165             9,522
Deferred revenue                                            2,099             1,012
Minority interest                                           7,344             7,351
Stockholder's deficit                                      (3,529)           (6,536)
                                                         --------          --------
     Total liabilities and stockholder's deficit         $ 49,947          $ 56,677
                                                         ========          ========

A comparison of the condensed statement of operations for the three months ended June 30, 2001 from the 10-Q as filed on August 20, 2001 and the accompanying condensed statement of operations is summarized as follows (in thousands, except for per share information):

                                                                              As amended in
                                                       As filed           accompanying condensed
                                                    August 20, 2001      statement of operations
                                                       --------                  --------
Net sales                                              $  8,909                  $ 24,174

Costs and expenses                                       22,257                    41,610
                                                       --------                  --------
Operating (loss)                                        (13,348)                  (17,436)

Other income (expense)                                     (193)                     (317)
                                                       --------                  --------
Loss before income taxes and minority interest          (13,541)                  (17,753)
                                                       --------                  --------
Minority interest                                            --                       201
Net loss from continuing operations                    $(13,541)                 $(17,552)
Net loss from discontinued operations                  $ (2,547)                 $ (3,034)
                                                       --------                  --------
Net loss                                               $(16,088)                 $(20,586)
                                                       ========                  ========
Basic and diluted loss per share from:
     Continuing operations                             $  (0.17)                 $  (0.22)
                                                       ========                  ========
     Discontinued operations                           $  (0.03)                 $  (0.04)
                                                       ========                  ========


In addition to the consolidation of Network, the consolidated condensed financial statements include adjustments from the Form 10-Q filed on August 20, 2001, as follows:

                                                                      Stockholder's
                                                                         deficit
                                             (Increase) decrease        (Increase)
                                                   Net Loss              decrease
                                             -------------------      -------------
Noncash compensation and services                  (767)                  (767)
General & administrative expense accrual           (900)                  (900)
Asset amortization                                 (264)                  (264)
Discontinued operations                            (487)                  (487)
Miscellaneous                                      (530)                  (530)


Following the Chartwell acquisition, management initiated a continuing process of reevaluation of its relationship with Network and the numerous historical and current disputes with PrimeRx, its principal shareholders and Network. Accordingly, the Company has decided to suspend consolidating Network in its financial statements effective August 6, 2001 and will cease consolidation of Network until all disputes with the shareholders of PrimeRx have been resolved. The settlement of these disputes may result in terms that might preclude the Company's consolidation of Network subsequent to August 6, 2001. The Company is presently unable to evaluate the ultimate outcome of the resolution of the disputes and the effects, if any, on the consolidated condensed financial statements.

We began operations with the acquisition of the Internet-based health care management system on January 7, 1999 and the subsequent acquisition of e-Net on March 19, 1999. During the following fiscal years ended March 31, 2000 and 2001, we continued the development, upgrading, testing, and implementation of our health care management system. In addition, we acquired a managed care computer technology company to service a network of over 2,500 physicians and three multimedia companies to provide various telemedicine technologies. We also entered into several contracts over this period to implement and roll out various Internet-based health care management systems and to provide other products including "e-financing" distribution networks, and we entered into a 30-year management agreement and preferred provider agreement with a pharmacy management services company, further expanding our outreach to the healthcare community. During the second quarter of fiscal 2002, we acquired Chartwell Diversified Services, Inc. (see Note 15 to the consolidated financial statements), on August 6, 2001. This merger will further our reach into the provision of health care management systems and involvement in healthcare provision.


RESULTS OF OPERATIONS

    Quarter Ended June 30, 2001 and 2000

Results of Continuing Operations:

The results of operations presented herein reflect the consolidated net sales and expenses from continuing operations for the three months ended June 30, 2001 and 2000.

Continuing operations for the three-month periods ended June 30, 2001 and 2000 presented in the table below are unaudited (in thousands):

                                                           JUNE 30,
                                                  --------------------------
                                                    2001              2000
                                                  --------          --------
                                                                  (AS RESTATED)
Net sales                                         $ 24,174          $ 19,895
Costs and expenses:
   Cost of sales                                    17,859            14,078
   Research and development                            692             2,734
   Sales and marketing                               3,502             1,272
   General and administrative                       18,569            10,395
   Restructuring charges                               135                --
   Depreciation and amortization                       853             2,044
                                                  --------          --------
Total costs and expenses                            41,610            30,523
                                                  --------          --------
Operating loss from continuing operations         $(17,436)         $(10,628)
                                                  ========          ========
Net loss from continuing operations               $(17,753)         $(10,004)
                                                  ========          ========

NET SALES

Net sales from continuing operations for the three months ended June 30, 2001 increased 21.5 percent as compared to June 30, 2000 sales. The sales from our pharmacy division represented 89.9 percent and 87.6 percent of total Company revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in pharmacy net sales from $17.4 million for the three months ended June 30, 2000 to $21.7 million for the current period ended June 30, 2001 is attributable to the higher revenues from pharmacies acquired or opened near or after the period ended June 30, 2000. This increase was slightly offset by reduced management fees due to the exiting of certain management contracts that were not profitable. The sales from our medical e-business services and consulting remained fairly consistent at $2.4 million in 2001 and 2000. Approximately 67.2 percent of our medical e-business sales during the period ended June 30, 2001 were from new third party contracts and the remaining 33.8 percent was from services provided to affiliates with which we have entered into contracts or agreements. This is in contrast to the sales from our medical e-business segment for the three month period ended last year which included sales to affiliates representing 90 percent of that segment's total sales.


COSTS AND EXPENSES

   Cost of Sales

Cost of sales for the three month period ended June 30, 2001 consist of the cost of pharmaceuticals sold through our pharmacy services and the cost of providing our Internet healthcare management systems including hardware, software and services. Cost of sales as a percentage of sales for the three-month period ended June 30, 2001 and June 30, 2000 were 73.9 percent and 70.8 percent, respectively. Cost of sales includes amortization of deferred software of $713 thousand and $0 for the three-month periods ended June 30, 2001 and 2000, respectively. Therefore, cost of sales as a percentage to revenues has increased in part due to the amortization of software costs in the current period and due to a change in the mix of sales which include a higher percentage from the pharmacy division that carries a higher cost of sales.

   Research and Development

Research and development costs mainly consist of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United States. During the three months ended June 30, 2001 and 2000 we expensed approximately $692 thousand and $2.7 million in development costs, respectively, and capitalized approximately $608 thousand and $1.0 million of software development costs, respectively. These development costs were incurred for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. During the period ended June 30, 2001, these costs decreased mainly because most of the development occurred during the prior year and as a result of implementing various cost cutting measures. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service or available for sale. For the three months ended June 30, 2001 and June 30, 2000, $713 thousand and $0.0 of these deferred software costs have been amortized, respectively, and reflected in either cost of sales or amortization expense, as appropriate.

   Sales and Marketing

Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States. Sales and marketing costs for the three-month period ended June 30, 2001 increased by approximately $2.2 million as compared to the three months ended June 30, 2000. The increase is mainly attributable to an increase in the sales and marketing force to deploy our medical e-business products and services. Approximately $42 thousand of this increase relates to the amortization of our distribution channel that is reflected in sales and marketing. There was no amortization of the distribution channel in the period ended June 30, 2000.

   General and Administrative, including Non Cash Compensation

General and administrative costs consist mainly of salaries, facility costs, and professional fees. These costs increased approximately $8.2 million for the three months ended June 30, 2001 as compared to the prior period ended June 30, 2000. Non-cash compensation for employees and services costs of approximately $6.0 million and $183 thousand for the periods ended June 30, 2001 and 2000, respectively, represents approximately $5.8 million of this total increase. Non cash compensation costs represents compensation paid to employees and consultants through the issuance of shares, warrants, and options. These costs incurred in the first quarter of 2002 include $4.3 million non-cash compensation paid through the issuance of warrants to two investment banks for the execution of security purchase agreements, $934 thousand paid to our legal counsel for services provided 78 thousand for settlement of an employment dispute, 48 thousand for commissions earned and $481 thousand paid in bonus compensation to our Chief Executive Officer. The remaining net increase of approximately $2.4 million for the current quarter primarily related to the growth in our pharmacy operations.

   Depreciation and Amortization

Depreciation and amortization for the period ended June 30, 2001 includes depreciation of equipment of approximately $___ thousand and the amortization of goodwill of $403 thousand. Compared to depreciation and amortization of $2.0 million in 2000, these amounts reflect a decrease of approximately $1.2 million. This decrease for the quarter is due to a $1.2 million decrease in goodwill amortization. The decrease in amortization of goodwill is directly related to the write down of goodwill taken in fiscal 2001 of approximately $75.5 million.


OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have increased to a net expense of $317 thousand for the three months ended June 30, 2001 from a net income of $542 thousand for the three months ended June 30, 2000. This change is mainly due to the decrease in interest income as a result of the low cash balance at the beginning of the year of $2.1 million compared to that of $55.6 million at March 31, 2000.

Results of Discontinued Operations:

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd, located in the U.K. On June 14, 2001, e-Net voluntarily filed for receivership. At the end of our fiscal year March 31, 2001, e-Net had in place a bank credit facility with the Bank of Wales for 2 million pounds sterling, which is approximately $2.8 million. During the month of May 2001, e-Net had approximately 700 thousand pounds sterling, which is approximately $1.0 million available under its credit facility. However, during this period the bank notified e-Net of its failure to meet all of the required covenants under the line and implemented the demand feature under the terms of the line. Efforts were taken to obtain a waiver on the defaults and to negotiate a new line of credit. Such efforts failed and as a result the Company voluntarily placed e-Net into receivership. Since we had previously decided that the resale of computer hardware and software was no longer in line with our business strategy, we concluded that our capital resources should be allocated to our domestic products. We hired a receiver for e-Net to prepare and administer a plan of disposition that would concentrate on selling or closing the resale business in the U.K.

In accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment when the Measurement Date Occurs After the Balance Sheet Date but Before the Issuance of Financial Statements", we reflected the discontinued operations in our fiscal year ended March 31, 2001 and have reclassified the prior periods presentation to conform with the reporting requirements. We estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in the fiscal year ended March 31, 2001.

The net sales, expenses, net assets and net liabilities of e-Net have been combined in our consolidated condensed financial statements under discontinued operations, since these operations represented 100 percent of our product business segment and contributed less than one percent to any other business segment. The financial information included herein are for the three months ended June 30, 2001 and 2000 and provides the components comprising the results from discontinued operations (in thousands):

                                                             FOR THE THREE MONTHS ENDED
                                                                       JUNE 30,
                                                             --------------------------
                                                               2001              2000
                                                             --------          --------
Net sales ..........................................         $  3,005          $ 14,872
Costs and expenses:
  Cost of sales ....................................            2,576            12,531
  Research and development .........................               --               238
  Sales and marketing ..............................              221             1,439
  General and administrative .......................            2,970               859
  Depreciation and amortization ....................              241               390
                                                             --------          --------
 Total costs and expenses ..........................            6,008            15,457
                                                                               --------
Operating income (loss) from discontinued operations           (3,003)             (585)
Interest and taxes .................................               31               (47)
                                                             --------          --------
Net income (loss) from discontinued operations .....         $ (3,034)         $   (538)
                                                             ========          ========


NET SALES

Essentially all sales generated by the U.K. subsidiary were from the sale, service, and installation of computer hardware and software.

Net sales in the U.K. decreased from $14.9 million in 2000 to $3.0 million in 2001, or 79.8 percent. The decrease was attributable to the division halting most of its activity during the period ended June 30, 2001 due to lack of funds to carry out the business plan. The downturn in the economic conditions for the high technology industry in the United States during the past year, particularly in the last quarter of our fiscal year ended March 31, 2001, impacted the technology market in the U.K. causing a slow down in the growth of ".com" business due to lack of available investment and capital into the industry. These factors contributed to e-Net's inability to increase its sales of its esparto software product and increase its sales of computer hardware and software.

COSTS AND EXPENSES

   Cost of Sales

The cost of sales represents the U.K. subsidiary's cost of hardware and software products plus the cost of installation and delivery. Cost of sales for e-Net increased as a percentage of revenues from 84.3 percent for the three-month period ended June 30, 2000 as compared to 85.7 percent for the same period in 2001. This increase in the percentage of cost of sales is a direct result of Sun Microsystems in the UK lowering its reseller margins in order to be compliant with European Economic Union mandates/laws.

   Sales and marketing

Sales and marketing costs for the U.K. operations consists primarily of salaries and travel costs of the U.K.'s sales force, marketing literature and advertising. These costs decreased approximately $1.2 million in the three months ended June 30, 2001 in comparison to the same period in 2000 as the result of the Company's decision to file for voluntary receivership.

   General and Administrative

General and administrative costs of approximately $3.0 million include general office costs, executive and administrative salaries and professional fees. The increase in these costs of $2.1 million from the three months ended June 30, 2001 reflects severance costs, receivership fees and other professional fees associated with the discontinuing operations.

   Depreciation And Amortization

Depreciation of approximately $241 thousand and $390 thousand for the three months ended June 30, 2001 and 2000, respectively, represents the depreciation of equipment and vehicles in the United Kingdom and includes the amortization of $202 thousand in goodwill for the three month period ended June 30, 2000. The decrease in this cost mainly consists of the write down of goodwill that occurred in the quarter ended March 31, 2001 related to the asset's impairment.

LIQUIDITY

Since inception, the operating costs of the Company have been funded through loans from private investors, sales of equity securities, and a credit facility. As of June 30, 2001, the Company had negative working capital from continuing operations of approximately $18.7 million (excluding $11.3 million negative working capital of discontinued operations) and cash and cash equivalents of $2.3 million.

During the period ended June 30, 2001, we used cash in operating activities of approximately $5.8 million, primarily due to the net loss from continuing operations for the period of $17.6 million, offset primarily by the net change in operating assets and liabilities and the issuance of shares and warrants in payment of services.

The Company has projected that continuing operations cannot support the Company's cash requirements to operate through our fiscal year ended March 31, 2002 without other sources of funds.

On July 16, 2001 we executed a definitive purchase agreement with, an institutional investor for the sale of $83.0 million of newly issued shares of common stock. Completion of the agreement is subject to several conditions, including meeting various revenue and cash targets.

On August 18, 2001 the company executed a Securities Purchase Agreement as well as a Debenture and Equity Agreement with Societe Financiere de Seuget Limited
(SFSL), both for back-up to the $83 million financing with SDAM and $54 million in debenture financing, respectively. The Debenture and Equity Agreement allows for financing at two percentage points over the LIBOR rate payable over 30 years until maturity. The debt can be paid off in full at the Company's option in a convertible fashion, using the Company's common stock and average 30-day trading price. This may be done at the option of the Company at the conclusion of any fiscal quarter during the entire 30-year term. In exchange for the advance funds, SFSL will receive 3,000,000 restricted shares of the Company's common stock and a warrant to purchase another 2,000,000 shares at $2.50 per share. Funds can be advanced under the debenture agreement when the Company cancels the operative debenture agreement currently in place, or the Company requires funds to close a transaction involving the purchase of all or substantially all of the assets or capital stock of a business. The back-up Securities Purchase Agreement is accessible at the Company's option and is subject to substantially the same conditions as the Company's existing $83 million facility with SDAM.

Although the Company has entered into agreements to provide equity funding, the sale of common stock to generate the fundings is contingent upon many performance targets that we cannot presently meet. Therefore, we cannot depend on these financing facilities to provide us the required funding to meet our operational needs. In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

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



If we are not successful in meeting the requirements to obtain the funding currently in place, or and if we do not obtain other sources of funding to replace these commitments, we will not be able to fund our operations or support capital needs and business plan beyond October, 2001. Accordingly, the Company's ability to continue as a going concern is in question.

The Company's independent auditors stated in their "Report of Independent Accountants" on the Company's consolidated condensed financial statements as of and for the year ended March 31, 2001 that there is substantial doubt about the Company's ability to continue as a going concern.

If we decide to enter into any other business ventures presently outside of our current business plan, which would require additional cash, we will need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements.

We may be unable to raise any additional amounts on reasonable terms, or at all, when needed. If we are unable to raise such additional funding, we would have to curtail operations, which in turn would have an adverse effect on our financial position and results of operations and our ability to continue to operate.



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business the Company is involved in litigation. We previously disclosed those legal proceedings which could be construed as material in our Annual Report for the fiscal year ended March
31, 2001 and our Quarterly Report filed on August 20, 2001. Developments in existing legal proceedings occurring and new legal proceedings initiated during the quarter ended June 30, 2001 are summarized below.


NETWORK PHARMACEUTICALS VS. E-MEDSOFT.COM AND NATIONAL CENTURY FINANCIAL ENTERPRISES, INC.

On or about July 16, 2001, Network Pharmaceuticals, Inc. filed a complaint against the Company and our strategic partner National Century Financial Enterprises, Inc. alleging breach of the March 2001 Settlement Agreement. The complaint purports to state causes of action for breach of contract, breach of representations and warranties, breach of fiduciary duty, and for accounting and the imposition of a constructive trust. The Company was served with the lawsuit on or about August 10, 2001. On or about August 30, 2001, the Company filed and served its Petition to Compel Arbitration of this matter that is scheduled for hearing on September 26, 2001.

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

On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles. In this suit we have alleged that the Defendants fraudulently induced us to acquire the assets and liabilities of VidiMedix by concealing accurate financial documents, misrepresenting its technology, its clientele, and the level of client satisfaction. We have also alleged claims for conspiracy to commit fraud, negligence, misrepresentation and breach of the implied covenant of good faith and fair dealing. We are seeking compensatory and punitive damages according to proof. A hearing on these matters was scheduled for August 13, 2001 but the hearing was continued sua sponte by the Court to October 9, 2001.


TREBOR O. CORPORATION

        Trebor O. Corporation, a California corporation doing business as Western Pharmacy Services, has sued the Company, PrimeRx, Chartwell Diversified Services and various individuals charging breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious interference. The action is pending in Los Angeles Superior Court and was filed on June 29, 2001. The action is in its inception with no answer on file and with no discovery responded. The court has taken no action with regard to this case. Plaintiff seeks in excess of $5 million in compensatory damages. The basis of the action against the Company is that the Company entered into a Letter of Intent wherein the Company would purchase the assets of Trebor O., and then the Company refused to go through with the transaction. The Company disputes these claims and intends to vigorously litigate liability. Written discovery has commenced.

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

ITEM 2. CHANGES IN SECURITIES.

    RECENT SALES OF UNREGISTERED SECURITIES. During the three months ended June 30, 2001, the Company had four transactions involving the issuance of unregistered securities of its common stock:

    1. During May 2001, the Company entered into an Investment Banking agreement with Societe Financiere du Seujet Limited ("SFSL"). Under the Investment Banking agreement, the Company issued SFSL 1,000,000 shares of its common stock as an investment banking fee and arranged for an additional 500,000 shares to be transferred to SFSL from a Company shareholder. SFSL is to provide the Company with qualified investors with the intent to raise a minimum of $21 million in new capital. If SFSL is successful in introducing a qualified investor to the Company that provides financing of at least $21 million, the Company will issue an additional 1,000,000 shares to SFSL and a commission of 6% on the amount raised.

    2. During June 2001, the Company issued 1,000,000 shares to Quantum Digital Solutions Corporation to satisfy its existing and future obligations through March 31, 2002 for capital contributions related to its joint venture. With respect to these sales, we relied on Section 4(2) of the Act. Each of the persons/entities executed a document with standard investment representations. These persons/entities were also provided with full disclosure regarding our Company. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent.

    3. During June 2001, the Company issued 600,000 shares to independent contractors for consulting services provided.

    4. During June 2001, the Company issued 65,418 shares and 16,000 to Jim Elder and Margaret Elder, respectively to settle an employment contract dispute.

        With respect to the issuances made in items 1, 3 and 4 above, the Company relied on Section 4(2) of the Act. Each of the persons/entities receiving shares was an "accredited investor" and each person/entity executed a document with standard investment representations. These persons/entities were provided with full disclosure regarding the Company. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent.

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

                                       e-MedSoft.com

Date: September 14, 2001               By:  /s/ Suzanne K. Hosch
                                            Suzanne K. Hosch
                                            Interim Chief Financial Officer