Form 10-Q
period 2001-09-30
E-MEDSOFT COM
filed 2001-11-15
CIK 800181

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


                         Commission File Number: 1-15587


                                  E-MEDSOFT.COM
        (Exact name of small business issuer as specified in its charter)


      Nevada                                            84-1037630
(State of other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                        200 Brickstone Square, Suite 403
                                Andover, MA 01810


                                  978-323-2500
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes [X]      No [   ]


As of November 8, 2001, 83,235,560 shares of common stock, $.001 par value per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                                      INDEX


                                                                                                                          PAGE NO.

PART I.  FINANCIAL INFORMATION............................................................................................  2

     ITEM 1.  FINANCIAL STATEMENTS


         Consolidated Condensed Balance Sheets at September 30, 2001 (unaudited)  and March 31, 2001......................  3

         Consolidated Condensed Statements of Operations for the Three Months ended September 30, 2001 and 2000
          (unaudited).....................................................................................................  4

         Consolidated Condensed Statements of Operations for the Six Months ended September 30, 2001 and 2000
          (unaudited).....................................................................................................  5

         Consolidated Condensed Statements of Cash Flows for the Six Months ended September 30, 2001 and 2000 (unaudited).  6

         Notes to the Consolidated Condensed Financial Statements at September 30, 2001 (unaudited).......................  7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................... 20

PART II.  OTHER INFORMATION............................................................................................... 27

     ITEM 1.  LEGAL PROCEEDINGS........................................................................................... 27

     ITEM 2.  CHANGES IN SECURITIES....................................................................................... 28

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................................. 28

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................... 28

     ITEM 5.  OTHER INFORMATION........................................................................................... 29

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................................ 29

SIGNATURE................................................................................................................. 29

                                  e-MedSoft.com
              Consolidated Condensed Balance Sheets (in thousands)
                                  (unauditied)

                                                                                          SEPTEMBER 30,    MARCH 31,
                                                                                              2001           2001
                                                                                          ------------   -----------

            ASSETS
            Current Assets:
              Cash & cash equivalents                                                     $      3,335    $      2,061
              Accounts receivable, net                                                          24,876           8,994
              Accounts receivable from affiliates, net                                              --             783
              Other receivables                                                                     86             308
              Related party receivable                                                           4,952              --
              Inventory                                                                          2,861           4,554
              Other current assets                                                               2,001             880
                                                                                          ------------    ------------
                                                                                                38,110          17,580
                                                                                          ------------    ------------
            Non-Current Assets:
              Property and equipment, net                                                        4,949           5,677
              Goodwill, net                                                                     98,539          11,404
              Deferred software costs, net                                                       1,368          10,856
              Other intangible assets, net                                                       8,125           5,300
              Equity in joint ventures                                                           9,314              --
              Assets of discontinued operations                                                  2,313           9,340
              Other assets                                                                       2,485           4,899
                                                                                          ------------    ------------
                                                                                               127,093          47,476
                                                                                          ------------    ------------

                 TOTAL ASSETS                                                             $    165,203    $     65,056
                                                                                          ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
            Current Liabilities:
              Accounts payable                                                            $     16,804    $     15,645
              Accrued liabilities                                                               29,785           6,535
              Related party debt                                                                29,600           2,904
              Liabilities of discontinued operations                                            10,270          12,546
              Current maturities of long-term debt and capital leases                            6,593           2,960
              Other current liabilities                                                          1,926              --
                                                                                          ------------    ------------
                                                                                                94,978          40,590
                                                                                          ------------    ------------
            Long-Term Liabilities:
              Capital leases                                                                        40             878
              Debt                                                                              25,430           3,077
              Long-term debt and lease commitments of discontinued operations                      952           2,358
              Lease commitments and other liabilities                                            2,957           3,223
                                                                                          ------------    ------------
                                                                                                29,379           9,536
                                                                                          ------------    ------------

            Net liabilities of unconsolidated subsidiary                                         3,426              --
            Deferred revenue                                                                       972              --
            Minority interest                                                                    7,921           7,351
            Redeemable Preferred Stock                                                          70,160

            Stockholders' Equity(Deficit):
              Common shares                                                                         88              79
              Paid in capital                                                                  337,871         303,685
              Stock subscription                                                                (5,000)         (5,000)
              Deferred charge-equity financing                                                      --          (4,616)
              Accumulated deficit                                                             (373,736)       (285,822)
              Accumulated other comprehensive income                                                81             190
              Less treasury shares, at cost                                                       (937)           (937)
                                                                                          ------------    ------------
                                                                                               (41,633)          7,579
                                                                                          -------------   ------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                      $    165,203    $     65,056
                                                                                          ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  e-MedSoft.com
                 Consolidated Condensed Statements of Operations
             For the Three Months Ended September 30, 2001 and 2000
                (in thousands, except for per share information)
                                   (Unaudited)


                                                                                                         2001           2000
                                                                                                     -----------    ----------
                                                                                                                   (AS RESTATED)

   NET REVENUES:
     Non affiliates                                                                                  $   27,516     $   21,399
     Affiliates                                                                                           1,000          2,335
                                                                                                     ----------     ----------
        Total Net Revenues                                                                               28,516         23,734
                                                                                                     ----------     ----------

   COSTS AND EXPENSES:
     Cost of sales                                                                                       20,323         16,371
     Research and development                                                                             1,778          2,516
     Sales and marketing                                                                                  1,516          1,327
     General and administrative (includes non cash compensation of
       $27.1 million in 2001 and $165 thousand in 2000)                                                  49,504         13,014
     Asset impairment charges and costs                                                                  11,635             --
     Restructuring costs                                                                                    691          1,510
     Depreciation and amortization                                                                        1,248          2,741
                                                                                                     ------------   ----------
        Total Costs and Expenses                                                                         86,695         37,479
                                                                                                     ----------     ----------

   OPERATING LOSS                                                                                       (58,179)       (13,744)

   OTHER INCOME (EXPENSE):
     Interest expense                                                                                    (6,555)          (298)
     Interest income                                                                                         19            366
     Other                                                                                               (3,073)          (265)
                                                                                                     -----------    ----------
   LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN EARNINGS
   OF JOINT VENTURES                                                                                    (67,788)       (13,941)


   MINORITY INTEREST, NET OF TAXES                                                                          224             12
   EQUITY IN EARNINGS OF JOINT VENTURES                                                                     586             --
                                                                                                     ----------     ----------
   NET LOSS FROM CONTINUING OPERATIONS                                                               $  (66,978)    $  (13,929)

   NET LOSS FROM DISCONTINUED OPERATIONS                                                             $     (349)    $   (2,677)
                                                                                                     ----------     ----------

   NET LOSS                                                                                          $  (67,327)    $  (16,606)
                                                                                                     ==========     ==========

   BASIC EARNINGS PER SHARE:
   CONTINUING OPERATIONS                                                                             $    (0.78)    $    (0.17)
                                                                                                     ==========     ==========
   DISCONTINUED OPERATIONS                                                                           $    (0.00)    $    (0.03)
                                                                                                     ==========     ==========
   NET LOSS                                                                                          $    (0.78)    $    (0.20)
                                                                                                     ==========     ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                                                   85,828         80,179

   FULLY DILUTED EARNINGS PER SHARE:
   CONTINUING OPERATIONS                                                                             $    (0.82)    $    (0.17)
                                                                                                     ==========     ==========
   DISCONTINUED OPERATIONS                                                                           $    (0.00)    $    (0.03)
                                                                                                     ==========     ==========
   NET LOSS                                                                                          $    (0.82)    $    (0.20)
                                                                                                     ==========     ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                                                   82,494         80,179


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  e-MedSoft.com
                 Consolidated Condensed Statements of Operations
              For the Six Months Ended September 30, 2001 and 2000
                (in thousands, except for per share information)
                                   (Unaudited)


                                                                                                         2001           2000
                                                                                                     -----------    -----------
                                                                                                                   (AS RESTATED)

   NET REVENUES:
     Non affiliates                                                                                  $   50,864     $   39,086
     Affiliates                                                                                           1,826          4,543
                                                                                                     ----------     ----------
        Total Net Revenues                                                                               52,690         43,629
                                                                                                     ----------     ----------

   COSTS AND EXPENSES:
     Cost of sales                                                                                       38,183         30,449
     Research and development                                                                             2,470          5,250
     Sales and marketing                                                                                  5,019          2,599
     General and administrative (includes non cash compensation of
       $34.9 million in 2001 and $348 thousand in 2000)                                                  68,072         23,408
     Asset impairment charges and costs                                                                  11,635             --
     Restructuring charges                                                                                  826          1,510
     Depreciation and amortization                                                                        2,100          4,785
                                                                                                     ----------     ----------
        Total Costs and Expenses                                                                        128,305         68,001
                                                                                                     ----------     ----------

   OPERATING LOSS                                                                                       (75,615)       (24,372)

   OTHER INCOME (EXPENSE):
     Interest expense                                                                                    (6,910)          (546)
     Interest income                                                                                         59          1,062
     Other                                                                                               (3,075)          (170)
                                                                                                     -----------    ----------
   LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN EARNINGS
   OF JOINT VENTURES                                                                                    (85,541)       (24,026)


   MINORITY INTEREST, NET OF TAXES                                                                          426             93
   EQUITY IN EARNINGS OF JOINT VENTURES                                                                     586             --
                                                                                                     ----------     ----------
   NET LOSS FROM CONTINUING OPERATIONS                                                               $  (84,529)    $  (23,933)

   NET LOSS FROM DISCONTINUED OPERATIONS                                                             $   (3,383)    $   (3,215)
                                                                                                     ----------     ----------

   NET LOSS                                                                                          $  (87,912)    $  (27,148)
                                                                                                     ==========     ==========

   BASIC EARNINGS PER SHARE FOR:
   CONTINUING OPERATIONS                                                                             $    (0.97)    $    (0.30)
                                                                                                     ==========     ==========
   DISCONTINUED OPERATIONS                                                                           $    (0.04)    $    (0.04)
                                                                                                     ==========     ==========
   NET LOSS                                                                                          $    (1.01)    $    (0.34)
                                                                                                     ==========     ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                                                   86,891         79,573

   FULLY DILUTED EARNINGS PER SHARE FOR:
   CONTINUING OPERATIONS                                                                             $    (0.99)    $    (0.30)
                                                                                                     ==========     ==========
   DISCONTINUED OPERATIONS                                                                           $    (0.04)    $    (0.04)
                                                                                                     ==========     ==========
   NET LOSS                                                                                          $    (1.03)    $    (0.34)
                                                                                                     ==========     ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                                                   85,224         79,573

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  e-MedSoft.com
          Consolidated Condensed Statements of Cash Flows (see Note 1)
                  Six Months Ended September 30, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)


                                                                                                               2001       2000
                                                                                                           ----------   --------
                                                                                                                      (AS RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                                $  (87,912)   $  (27,148)
  Loss from discontinued operations                                                                            3,383         3,215
  Minority interest                                                                                             (426)          (93)
  Loss on disposal of fixed assets                                                                             2,664            --
  Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
  Equity in joint venture                                                                                       (586)          255
  Non cash compensation                                                                                       20,931           348
  Impairment charges and other non cash expenses                                                              11,635            --
  Provision for doubtful accounts                                                                              3,150         2,397
  Depreciation                                                                                                 1,014         1,056
  Amortization of goodwill                                                                                       997         3,688
  Amortization of other intangibles                                                                            1,526           669
  Interest on preferred stock                                                                                  2,334            --
  Deferred financing fees                                                                                      4,616            --
  Issuance of restricted shares and warrants for services provided                                            15,614            --
  Net change in assets and liabilities affecting operations, net of acquisitions:
   Accounts receivable                                                                                        (2,200)       (8,294)
   Inventory                                                                                                     229        (1,385)
   Prepayments and others                                                                                        620          (375)
   Accounts payable and accrued liabilities                                                                   15,318         1,198
                                                                                                           ----------    ----------
     Net Cash Used in Operating Activities                                                                    (7,081)      (24,469)
                                                                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from deconsolidated subsidiary                                                                         (1,540)       (1,830)
  Capital expenditures                                                                                          (181)       (3,115)
  Cash advances to discontinued operations                                                                      (145)       (2,323)
  Investment in software                                                                                        (812)       (1,953)
  Sale of investment                                                                                           3,803        (2,936)
  Other, net                                                                                                     132           211
                                                                                                           ----------    ----------
Cash Used in Investing Activities                                                                              1,257       (11,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                                                  (6,763)       (2,692)
  Proceeds from long-term debt                                                                                13,066         7,915
  Repayments of capital lease obligations                                                                        (14)         (108)
  Payments on related party debt                                                                                 (20)       (1,709)
  Proceeds from related party debt                                                                                --           400
  Treasury stock purchases                                                                                        --          (937)
  Proceeds from exercise of stock options and warrants                                                           829           651
                                                                                                           ----------    ----------
      Cash (used in) Provided by Financing Activities                                                          7,098         3,528
                                                                                                           ----------    ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                          1,274       (32,887)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                                       2,061        55,635
                                                                                                           ----------    ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                                         $   3,335     $  22,748
                                                                                                           ==========    ==========

NON CASH TRANSACTIONS
   Issuance of restricted stock and warrants for acquisitions                                              $      --     $  43,303
   Issuance of restricted stock and warrants for services                                                  $   9,869            --
   Issuance of preferred stock in Chartwell transaction                                                    $  67,825
   Issuance of restricted stock and warrants for financing transactions                                    $   3,010




The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  e-MedSoft.com
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)

1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly e-MedSoft.com's Consolidated Condensed Balance Sheet as of September 30, 2001 its Consolidated Condensed Statements of Operations for the three and six months ended September 30, 2001 and 2000, and its Consolidated Statements of Cash Flows for the six months ended September 30, 2001 and 2000. Operating results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The accompanying condensed balance sheet at March 31, 2001 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the March 31, 2001 consolidated financial statements which are contained in the Company's March 31, 2001 Annual Report on Form 10-K. It is suggested that the consolidated condensed financial statements included in this report be read in conjunction with the consolidated financial statements and notes included in the March 31, 2001 Annual Report on Form 10-K and the Forms 8-K filed by the Company on August 22, 2001 and October 22, 2001. On October 22, 2001, the Company filed an 8-K which included audited financial statements of Chartwell and certain pro forma financial information. The Company has evaluated the accounting policies utilized in the aforementioned financial information and has determined that it has not been prepared in accordance with generally accepted accounting principles in the United States. The Company anticipates amending the financial information included in that 8-K, to the extent possible, by November 30, 2001.

2) RESTATEMENT OF SEPTEMBER 30, 2000:

The Company has restated the condensed consolidated financial statements as of and for the three and six months ended September 30, 2000 as follows (in thousands):


                                                                                         STOCKHOLDERS'
                                                          NET LOSS SEPTEMBER 30, 2000   EQUITY (DEFICIT)
                                                         ----------------------------   -----------------
                                                              For the       For the          As of
                                                            Three Months   Six Months    September 30, 2000

                   As previously reported................   $  (14,201)   $  (17,708)     $  253,874
                   Revenue recognition adjustments.......           --        (4,300)         (4,300)

                   Software capitalization adjustments...       (1,575)       (3,570)         (3,570)
                   Other.................................         (830)       (1,570)         (1,570)
                                                            -----------   -----------     ----------
                   As restated...........................   $  (16,606)   $  (27,148)     $  244,434
                                                            ===========   ===========     ==========


3) LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Notes 3 and 4 to the Company's audited consolidated financial statements included on Form 10-K for the year ended March 31, 2001, the Company recognized material asset impairment charges during the fiscal year ended March 31, 2001. In addition, the Company has incurred asset impairment charges of $11.6 million in the three months and six months ended September 30, 2001. The development of some key products that the Company was relying on to generate revenue have been decreased or abandoned.

In addition, the Company has experienced significant losses from continuing operations in the three and six months ended September 30, 2001. At September 30, 2001, the Company had negative working capital from continuing operations of $46.6 million (excluding $10.3 million negative working capital of discontinued operations). Cash at September 30, 2001 was $3.3 million, which included approximately $2.2 million resulting from the acquisition and consolidation of Chartwell Diversified Services Inc. ("Chartwell") as of August 6, 2001.

As described in Note 8, the Company raised approximately $40 million on October 1, 2001 from a European financing concern. The funds were raised principally to fund the planned acquisition of Tender Loving Care Inc. ("TLCS"). Under the terms of the funding, if the outstanding balances are not repaid by the Company prior to November 15, 2001, the holder of the debenture has the ability to convert the debenture to common stock of the Company or demand payment in full on December 20, 2001. The Company's ability to continue to operate as a going concern is dependent on its ability to raise additional capital through issuance of additional equity securities. There is no guarantee that funding will be available on terms acceptable to the Company.

4) BUSINESS COMBINATIONS

On August 6, 2001 the Company merged with Chartwell Diversified Services, Inc. ("Chartwell"). Donald Ayers, a member of the Company's board of directors was an indirect shareholder of Chartwell. Under the plan of merger, the Chartwell shareholders received 500,000 shares of a newly created redeemable preferred stock of the Company ("Preferred Stock"). The Chartwell shareholders also received warrants (the "Chartwell Warrants") to purchase common stock exercisable over 5 years with a limit of 4,000,000 per year at a strike price $4.00 per share. Each share of Preferred Stock is automatically convertible into 100 shares of the Company's common stock, if and when, a majority of the Company's shareholders approve the issuance of the 70,000,000 shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Chartwell Warrants. In addition, the holders of the Preferred Stock have the right and option to convert their stock if the Company's common stock is removed from or is held, without any right of appeal, to be ineligible for trading on the AMEX, or successor exchange. If by February 28, 2003, a majority of the Company's shareholders do not approve the issuance of the 70,000,000 shares and if the shares are not registered for resale, the holders of the Preferred Stock may require the Company to redeem the Preferred Stock and the unexercised Chartwell Warrants for an aggregate redemption price of $90,000,000. The Preferred Stock is entitled to voting rights along with the Company's common stock on all matters (except for the vote to approve the issuance of common stock upon conversion of Preferred Stock, on the basis of 100 votes for each share of Preferred Stock, and also is entitled to participate along with the Company's common stock in any dividends. The Preferred Stock has a liquidation preference of $100 per share in the event the Company liquidates and dissolves, and thereafter is entitled to participate with the Company's common stock in any remaining distributions.

The Company accounted for the Chartwell Acquisition under the purchase method. Accordingly, Chartwell's assets and liabilities were recorded at their initial estimated fair market value, less certain adjustments, as of the date of the Chartwell acquisition. The following table summarizes the determination of the Chartwell purchase price:


Redeemable Preferred Stock                                         $67,825,000
Warrants                                                             1,001,000
Acquisition costs                                                      678,000
                                                              -----------------
Adjusted purchase price                                             69,504,000
Add:  Net liabilities assumed in Acquisition                        15,635,000
                                                              -----------------
Goodwill                                                           $85,139,000
                                                              =================

A condensed summary of the net liabilities acquired in the Chartwell acquisition are as follows:


Current Assets                                                    $ 45,641,000
Noncurrent Assets                                                    8,159,000
                                                              -----------------
Total Assets                                                      $ 53,800,000

Current Liabilities                                               $ 43,831,000
Non current liabilities                                             25,604,000
                                                              -----------------
Net liabilities assumed in acquisition                           $ (15,635,000)
                                                              =================

Chartwell has three various unsecured notes payable to Home Medical of America, ("HMA"), a company affiliated with certain former Chartwell shareholders, dated September 1, 2000 with an outstanding balance at September 30, 2001 of $27,187,000. The notes are payable in sixty monthly installments ranging from $116,272 to $313,937 starting on October 1, 2001. Interest accrues from the date of the note. The notes bear interest at rates ranging from 9.00% to 12.98% and mature on September 1, 2006.

Chartwell has an unsecured note payable to a vendor dated October 13, 2000 with an original amount of $2,000,000. The outstanding balance of the note is approximately $600,000 at September 30, 2001. The note matures on May 1, 2002.

Chartwell, through the Company, has an unsecured promissory note to a related party dated September 21, 2001 of $1,100,000 with an option to borrow up to $3,000,000. Interest accrued at 14% from the date of the note. The note was paid on October 5, 2001.

5) JOINT VENTURES

As a result of the Chartwell merger the Company has investments in nine (9) joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company's ownership in the joint ventures includes: one with 80 percent interest that is consolidated, one with 45 percent interest and seven with 50 percent interest accounted for on the equity basis of accounting. In addition, the Company provides various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one (1) to five (5) years. The Company's weighted average ownership interest in the revenue under management of these joint ventures for the two months ended September 30, 2001 is 52.89 percent.

A condensed balance sheet of these joint ventures as of September 30, 2001 and condensed statement of operations of the joint ventures for the period August 6, 2001 to September 30, 2001 are as follows:


CONDENSED COMBINED BALANCE SHEET
--------------------------------

Current Assets                 $21,726
Non current assets               5,313
                               -------
                               $27,039
                               =======

Current liabilities            $ 5,809
Non current liabilities            442

Members equity
Company                         11,475
Other Members                    9,314
                               -------
                               $27,039
                               =======


CONDENSED COMBINED STATEMENT OF OPERATIONS
------------------------------------------

Revenues                       $10,580
Expenses                         9,299
                               -------
                                 1,281
Net income allocated
to other members               $   695
                               -------
Net Income                     $   586
                               =======

During the period from the Chartwell merger through September 30, 2001, the Company has earned approximately $119 thousand in management fees under the Administrative Services Agreement.

6) DEFERRED SOFTWARE DEVELOPMENT COSTS

During the six months ended September 30, 2001 and 2000, the Company incurred approximately $1.9 million and $7.0 million in software development costs, respectively. The Company capitalized approximately $812 thousand and $2.0 million of these costs during the six months ended September 30, 2001 and 2000, respectively. Such deferred costs along with acquired software costs will be amortized over a three to five year life once the related products are in service or available for sale. The Company amortized $1.4 million and $42 thousand for the six month periods ended September 30, 2001 and 2000, respectively. The Company also recorded a loss on impairment in the amount of $8.4 million (see Note 7) related to the discontinuation of support and development of the Med Practice product line.

7) ASSET IMPAIRMENT WRITE-OFFS

During the six months ended September 30, 2001, the Company incurred asset impairment charges as follows:

MEDPRACTICE SOFTWARE DEVELOPMENT COSTS

In September 1999, the Company acquired from University Affiliates IPA ("UA") a managed care computer software technology for approximately $6.5 million. In addition, the Company entered into a ten-year contract with UA, which included revenue sharing rights and exclusive use of the technology in connection with UA's expansion of its physicians network. At that time, the Company agreed to finance costs to further develop the software. To date, the Company has experienced lower than anticipated revenue growth in relation to the development of UA's network. Based upon deficient revenue coupled with lack of capital infusion and the Company's strategic decision to allocate its resources into profitable product lines, the Company decided to abandon this project. The Company has recorded a loss of impairment of $8.4 million during the three months ended September 30, 2001 for the write-down of software development costs related to the MedPractice product.

QDS TECHNOLOGY LICENSING

On March 18, 2000, the Company acquired an exclusive 10-year license from Quantum Digital Solutions Corporation, for application of their security encryption and data scrambling technology. The Company intended to embed this security technology, once fully developed, into its application services and focus on selling security solutions to the health care industry. As a result of continued delays in the progress of the product's marketability, reduced commitment to product development and the decrease in market valuations of technology companies, management revised its analysis of its' investment in Quantum. At September 30, 2001 the recorded license of $2.8 million and remaining investment of $524 thousand were written off.

8) DEBT AND EQUITY FINANCING

The Company's subsidiaries, Prime Med Pharmacy Services, Inc., Resource Healthcare, Chartwell Care Givers and Chartwell Community Services each perform under a Sale and Subservicing Agreement with National Premier Financial Services, Inc., a subsidiary of National Century Financial Enterprises, Inc. ("NCFE"). The Agreements vary in terms and provide for funding of eligible accounts receivable. The Company is charged interest ranging from prime plus three percent to 12.9% on outstanding funding balances. At September 30, 2001, the unpaid balance was approximately $25.1 million and is included in related party debt in the consolidated condensed balance sheet. During the six months ended September 30, 2001 interest expense and program fees under these agreements amounted to $744 thousand.

On June 8, 2001 the Company entered into a $2.3 million promissory note payable to NCFE, which bears interest at the rate of 10 percent per annum. The entire principal amount of the note together with all accrued unpaid interest is due on June 7, 2002. There is no prepayment penalty on the note. The Company accrued interest expense related to this note payable in the amount of approximately $115 thousand for the six months ended September 30, 2001.

On August 14, 2001, the Company entered into a stock subscription agreement with SDAM, whereby SDAM agreed to purchase five million shares of common stock of the Company in five installments of $1 million each between August 20, 2001 and October 1, 2001. To date, proceeds relating to two installments have been received. No other proceeds have been provided. The Company has issued 2 million shares of common stock with a market value of $2.51 per share at the date of issuance in connection with the transaction, resulting in non cash financing charges in the three months ended September 30, 2001.

SHORT FORM DEBENTURE AND EQUITY AGREEMENT WITH SOCIETE FINANCIERE DU SEUJET LIMITED

The Company entered into a Short Form Debenture and Equity Agreement with Societe Financiere du Seujet Limited ("SFSL"). Under this contract SFSL agreed to advanced the Company the principal sum of $54,000,000 on or before October 15, 2001 if the Company cancelled a pre-existing debenture agreement with another institutional investor. The loan was not made. Under the terms of this agreement any amount advanced is repayable over a thirty (30) year period and can be satisfied, at the sole option of the Company, by issuing shares of our Common Stock based upon the average closing price of the our Common Stock for the thirty (30) days preceding the fiscal quarter after which the Company decides to issue shares for this purpose. The proceeds under this agreement are to be used only for the acquisition of a business in the Company's sole discretion. In connection with this arrangement, the Company also agreed to (a) issue 3,000,000 shares of our Common Stock, and (b) issue a warrant to purchase 2,000,000 shares of our Common Stock, at an exercise price of $2.50 per share, if and when funds are advanced under this agreement. No funding has been provided, and no shares have been issued or committed to be issued under this Agreement. The Company cannot provide any assurance that it will ultimately utilize this facility.

SECURITIES PURCHASE AGREEMENT WITH SOCIETE FINANCIERE DU SEUJET LIMITED

The Company entered into a Securities Purchase Agreement, dated August 18, 2001, with Societe Financiere du Seujet Limited. Under this agreement the Company has the right, but not the obligation, upon at least sixty (60) days advance notice to the purchaser, and subject to the terms and conditions specified in the agreement, to sell and issue the number of shares of the Company's Common Stock that can be purchased for $83,000,000, at a purchase price per share of ninety percent (90%) of the trading price of the Company's Common Stock on the date one week prior to the closing. The Company is not obligated to issue any shares under this agreement even if the primary financing arrangement is not consummated.

SFSL's obligation to purchase the shares of our Common Stock under this agreement is subject to the trading price of the Company's Common Stock being at least $4.20, the continued accuracy of the Company's representations and warranties and fulfillment of the Company's covenants contained in this agreement. If the Company sells shares under this agreement at an assumed price of $3.78 per share (90% of $4.20) the Company would issue approximately 21,957,671 shares of its Common Stock. In addition, if the agreement is consummated, 15,000,000 shares of the Company's Common Stock would be issuable as a financing commission to Societe Financiere du Seujet Limited or its designees, resulting in a non cash charge to finance expense.

SHORT FORM CONVERTIBLE DEBENTURES ISSUED TO SOCIETE FINANCIERE DU SEUJET LIMITED AND ITS AFFILIATES

Apart from, and in addition to, the foregoing SFSL agreements, e-MedSoft entered into a series of ten (10) Short Form Convertible Debentures, dated September 5, 2001 (some of which were amended as of September 10, 2001), with Societe Financiere du Seujet Limited or its affiliate, Sangate Enterprises, Inc, (the "Debentures").

                  SUMMARY OF SHORT FORM CONVERTIBLE DEBENTURES

                                                                        Shares of our Common Stock
                                                                                Subject to
               Debenture No.                     Amount                    Pledge and Issuance
           -----------------------      -------------------------      -----------------------------

               1                                 $10,000,000                    3,300,000
               2                                 $10,000,000                    3,300,000
               3                                 $10,000,000                    3,300,000
               4                                 $10,000,000                    3,300,000
               5                                 $10,000,000                    3,300,000
               6                                 $10,000,000                    3,300,000
               7                                  $5,000,000                    2,555,000
               8                                  $5,000,000                    2,555,000
               9                                  $5,000,000                    2,555,000
               10                                 $5,000,000                    2,555,000

Each of the Debentures provide for the following terms: (a) interest equal to the three (3) month LIBOR plus two (2) percentage points per annum plus a financing fee of 7.5% of the amount of the debenture, (b) a maturity date of December 20, 2001 or ninety days after the Debenture is funded and (c) convertible at the option of the holder at any time after November 15, 2001 for the number of shares pledged as collateral for such debenture or payment of the debenture is due on December 20, 2001. On October 1, 2001, debentures 1 - 4 were funded for a total of $40,000,000 and 13,200,000 shares of our Common Stock were pledged and are issuable in satisfaction of these debentures. The funds were raised principally to fund the planned acquisition of TLC. The Company has received no other funding under these debentures.

9) RESTRUCTURING COSTS

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


                      RESTRUCTURING CHARGES UNDER EITF 94-3

                                                                                                 CHARGES TO ACCRUAL
                                                                                 ORIGINAL    ---------------------------  REMAINING
                                                                                  ACCRUAL        CASH         NON CASH     ACCRUAL
                                                                                ---------    ----------       --------    ---------

  LIABILITY COMPONENTS
Employee termination and relocation.......................................       $    399       $ 367          $  --         $  32
Facility and equipment lease termination and commitment costs.............            330         105             --           225
Asset impairment related to exiting activity..............................            781          --            749            32
                                                                                 --------       -----          -----         -----
Totals....................................................................       $  1,510       $ 472          $ 749         $ 289
                                                                                 ========       =====          =====         =====


                                     RESTRUCTURING CHARGES UNDER EITF 95-3


                                                                                                 CHARGES TO ACCRUAL
                                                                                 ORIGINAL    ---------------------------  REMAINING
                                                                                  ACCRUAL        CASH         NON CASH     ACCRUAL
                                                                                ---------    ----------       --------    ---------
  LIABILITY COMPONENTS
Employee termination and relocation.......................................       $    372      $   372       $      --       $  --
Facility and equipment lease termination and commitment costs.............          1,456          557             552         347
Asset impairment related to exiting activity..............................            994           --             994          --
                                                                                 --------      -------       ---------       -----
Totals....................................................................       $  2,822      $   929       $   1,546       $ 347
                                                                                 ========      =======       =========       =====

PRIMERX.COM.

The Company identified 13 owned or managed pharmacies to be closed, one management contract to be terminated and two division activities to be exited or substantially reduced. In addition, the Company relocated PrimeRx's executive operations and finance functions to the Company's corporate headquarters. Most of these activities and related costs were in existence prior to the consummation date of the PrimeRx transaction. Restructuring costs to exit these activities of approximately $2.3 million were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This accrual includes employee termination and relocation costs, facility lease termination and commitment costs as well as any resulting asset impairment write downs. As of September 30, 2001, approximately $1.9 million has been incurred from the transaction date and offset against the original accrual. The exit costs of activities that were not in existence prior to the consummation date have been expensed or accrued for in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") and have been reflected under "Restructuring Costs". As of September 30, 2001, approximately $861 thousand has been incurred from the transaction date and offset against the original accrual. The original accrual under EITF 94-3 has been utilized. The remaining accrual for costs under EITF 95-3 at September 30, 2001 was approximately $302 thousand and is included in accrued liabilities in the consolidated balance sheet.

VIDIMEDIX CORPORATION

The Company determined that some offices and functions of the VidiMedix operations should be consolidated within its corporate headquarters. These activities and related costs were in existence prior to the consummation date of the VidiMedix acquisition. Restructuring costs to close these offices of approximately $566 thousand were accrued as a liability as of the transaction date and included in goodwill from the transaction in accordance with EITF 95-3. This accrual includes employee termination costs, facility lease termination and commitment costs as well as any resulting asset impairment write downs. As of September 30, 2001, approximately $521 thousand has been incurred from the transaction date and offset against the original accrual.

CORPORATE

The Company defined and started implementation of a plan to reduce staff and consolidate various financial and operational functions. The restructuring costs associated with the implementation of these plans were estimated and accrued. The accrual of approximately $649 thousand is reflected under Restructuring Costs in accordance with EITF 94-3 and includes employee termination costs, facility lease termination and commitment costs. Under this plan approximately 45 employees were involuntarily terminated and one office identified for closure. As of September 30, 2001, approximately $360 thousand has been incurred and offset against this original accrual.

10) DISCONTINUED OPERATIONS

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd.("e-Net"). On June 15, 2001, e-Net voluntarily filed for receivership. In accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment when the Measurement Date Occurs After the Balance Sheet Date but Before the Issuance of Financial Statements", the Company reflected the discontinued operations in the fiscal year ended March 31, 2001 and have reclassified the prior periods presentation to conform with the reporting requirements. The Company estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

The net sales, expenses, net assets and net liabilities of e-Net have been included in the Company's consolidated condensed financial statements under discontinued operations, since these operations represented 100 percent of the Company's product business segment and contributed less than 1 percent to any other business segment. The financial information included herein provides the components comprising the results from discontinued operations (in thousands):


                                                            FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                          --------------------------------- -----------------------------
                                                               2001               2000             2001              2000
                                                          --------------     -------------  ---------------     ---------

     Net sales.......................................   $         --           $  3,956         $  3,005          $ 18,828

     Costs and expenses:
       Cost of sales.................................             --              3,299            2,576            15,830
       Research and development......................             --                189               --               427
       Sales and marketing...........................             --              1,922              221             3,361
       General and administrative....................            349              1,634            3,319             2,494
       Depreciation and amortization.................             --                395              241               785
                                                        ------------           --------         --------          --------
       Total costs and expenses......................            349              7,439            6,357            22,897
                                                        ------------           --------         --------          --------
     Operating loss from discontinued operations.....           (349)            (3,483)          (3,352)           (4,069)
     Interest and taxes..............................             --                806              (31)              854
                                                        ------------           --------         --------          --------

     Net loss from discontinued operations...........   $       (349)          $ (2,677)        $ (3,383)         $ (3,215)
                                                        =============          ========         ========          ========


The following is a condensed balance sheet for e-Net at September 30, 2001 and March 31, 2001 (in thousands):


                                                                                 SEPTEMBER 30,        MARCH 31,
                                                                                     2001               2001
                                                                                 -----------        -----------

                 Restricted cash............................................     $    2,171           $       2
                 Trade receivables, net.....................................             --               4,901
                 Inventory..................................................             --                 216
                 Prepayments................................................             --                 703
                 Other receivables..........................................             --                 113
                 Other assets...............................................            142                 417
                                                                                 ----------           ---------
                                                                                      2,313               6,352
                                                                                 ----------           ---------

                 Property and equipment, net................................             --               2,988
                                                                                 ----------           ---------
                                                                                 $    2,313           $   9,340
                                                                                 ==========           =========

                 Accounts payable and accrued liabilities...................     $   10,270           $  10,568
                 Bank credit facility.......................................             --               1,601
                 Income tax payable.........................................             --                 377
                                                                                 ----------           ---------
                                                                                     10,270              12,546

                 Long term debt and capital leases..........................            952               2,358
                                                                                 ----------           ---------
                                                                                     11,222              14,904
                                                                                 ----------           ---------

                 Stockholder's deficit......................................         (8,909)             (5,564)
                                                                                 ----------           ---------
                                                                                 $    2,313           $   9,340
                                                                                 ==========           =========


11) STOCK, WARRANTS AND STOCK OPTIONS

On May 30, 2001, the Company entered into an Investment Banking agreement with Societe Financiere du Seujet Limited (SFSL). Under the Investment Banking agreement, the Company issued 1 million shares of its common stock as an investment banking fee and arranged for an additional 500 thousand shares to be transferred to SFSL from a Company shareholder. SFSL is to provide the Company with qualified investors with the intent to raise a minimum of $21 million in new capital. If SFSL is successful in introducing a qualified investor to the Company that provides funding of at least $21 million, the Company will issue an additional 1 million shares to SFSL and a commission of 6% on the amount raised.

During the six months ended September 30, 2001, the Company granted 6.3 million options to purchase shares to its employees of the Company's stock at prices ranging from $0.00 to $2.85. These options were granted in accordance with the Company's stock option plans with exercise prices based on the market price of the Company's stock at time of grant, or according to employment agreements. The Board of Directors has approved these grants.

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

Subsequent to September 30, 2001, the Company completed negotiations with the former chief executive officer of the Company as to his departure from the Company. Included in the October 8, 2001 agreement, the former CEO received warrants to acquire 5,000,000 shares of the Company's common stock at $0.01 per share. As a result, the Company has accrued non cash compensation expense of $12.4 million in the quarter ended September 30, 2001.

12) BASIC AND FULLY DILUTED LOSS PER SHARE

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

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. A summary of the shares used to compute net loss per share is as follows:


                                                            THREE MONTHS ENDED SEPTEMBER 30,  SIX MONTHS ENDED SEPTEMBER 30,
                                                                 2001            2000              2001           2000
                                                            --------------  --------------    -------------- -------------

    Weighted  average  common shares used to compute basic
      net loss per share..................................     85,827,544      80,179,036     86,890,506        78,959,514
    Effect of dilutive securities.........................     (3,333,333)             --     (1,666,667)
                                                               ----------     -----------     ----------        ----------
    Weighted average common shares used to compute
      diluted net loss per share..........................     82,494,211      80,179,036     85,223,839        78,959,514
                                                               ==========     ===========     ==========       ===========

As of September 30, 2001 and 2000, options and warrants to purchase 47,706,887 and 6,866,346 shares of common stock were outstanding, respectively. The common stock equivalents that were anti-dilutive were excluded from the computation of diluted loss per share for the three and six months ended September 30, 2001 and 2000 as such options and warrants were anti-dilutive. In accordance with SFAS No. 128, Earnings Per Share, the Company has included options to acquire 5,000,000 shares in basic earnings per share because they are issuable for little or no cash consideration. These shares have been removed from diluted earnings per share because they are anti-dilutive.

13) SEGMENT INFORMATION

The Company derives its net sales from three operating segments: (1) Internet based transaction and information services comprised of our Distance Medicine and Medical e-Business products, (2) Pharmacy Services comprised of pharmaceutical management and distribution services and (3) Home Health Services comprised of home care aides, home infusion and durable medical equipment. The Company's Product business segment has been discontinued as a result of e-Net voluntarily filing for receivership in June 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments, as such there is no separately identifiable statements of operations data below operating loss.

The Company's financial information by business segment are summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, assets included in the Other column includes $2.3 million and $9.3 million in assets from discontinued operations as of September 30, 2001 and March 31, 2001, respectively. (In thousands):


                                                          INTERNET      PHARMACY       HOME HEALTH          OTHER          TOTAL
                                                          --------     ---------      ------------          -----         -------

   Six Months Ended September 30, 2001

   Net Sales........................................         $3,556    $  31,133       $  18,001         $      --     $    52,690
   Operating (Loss) Before Depreciation and
       Amortization.................................        (17,494)      (5,431)          1,337           (51,927)        (73,515)
   Depreciation and Amortization....................            536          215             228             1,121           2,100
   Operating Income (Loss)..........................        (18,030)      (5,646)          1,109           (53,048)        (75,615)
   Capital Expenditures.............................             --          111              70                --             181
   Total Assets at September 30, 2001...............         10,608        9,362          30,375           114,858         165,203

   Six Months Ended September 30, 2000 (restated)

   Net Sales........................................         $5,896    $  37,733       $      --         $      --     $    43,629
   Operating (Loss) Before Depreciation and
      Amortization..................................        (10,365)      (4,680)             --            (4,542)        (19,587)
   Depreciation and Amortization....................          3,533          972              --               280           4,785
   Operating (Loss).................................        (13,898)      (5,652)             --            (4,822)        (24,372)

   Capital Expenditures.............................          2,454          523              --               138           3,115
   Total Assets at March 31, 2001...................         36,303       13,890              --            14,863          65,056

During the six months ended September 30, 2001, the Company's U.S. operations from its internet segment had one customer whose sales, on an individual basis, represented over 5 percent of internet operations' net sales for an aggregate of
28.6 percent. This customer, NCFE a related party, represented less than 5 percent of the Company's total sales. The Company's U.S. sales from its pharmacy services and home health services segments are paid through third party payors. including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients. During the six months ended September 30, 2001, approximately 59% of the sales from these segments were reimbursable by Medicare and Medicaid.


                                                          INTERNET      PHARMACY       HOME HEALTH          OTHER          TOTAL
                                                          --------     ---------      ------------          -----         -------

   Three Months Ended September 30, 2001

   Net Sales........................................       $  1,114    $   9,401       $  18,001         $      --        $ 28,516
   Operating (Loss) Before Depreciation and
       Amortization.................................        (14,614)      (1,219)          1,337           (42,436)        (56,932)
   Depreciation and Amortization....................            255           71             228               694           1,248
   Operating Income (Loss)..........................        (14,868)      (1,290)          1,109           (43,130)        (58,179)
   Capital Expenditures.............................             --           50              70                --             120
   Total Assets as of September 30, 2001............         10,608        9,362          30,375           114,858         165,203

   Three Months Ended September 30, 2000

   Net Sales........................................       $  3,307    $  20,427       $      --          $     --        $ 23,734
   Operating (Loss) Before Depreciation and
      Amortization..................................         (5,823)      (2,629)             --            (2,551)        (11,003)
   Depreciation and Amortization....................            961          677              --             1,103           2,741
   Operating (Loss).................................         (6,784)      (3,306)             --            (3,654)        (13,744)
   Capital Expenditures.............................          1,628          302              --                84           2,014
   Total Assets as of March 31, 2001................         36,303       13,890              --            14,863          65,056

14) RELATED PARTY TRANSACTIONS

As disclosed in the Form 10-K filed as of and for the year ended March 31, 2001, the Company entered into a management agreement with TegRx Pharmacy Management Co., Inc. ("TegRx"), a related party of Chartwell. TegRx is to be paid a management fee of the greater of $200 thousand per month or 40 percent of EBITDA of the pharmacy segment for the previous month. During the six months ended September 30, 2001, the Company incurred $1.2 million in expense under this agreement.

The Company's subsidiaries, PrimeMed Pharmacy Services, Inc., Resource Healthcare, Chartwell Care Givers and Chartwell Community Services each perform under a Sale and Subservicing Agreement with National Premier Financial Services, Inc., a subsidiary of NCFE. The agreements vary in terms and provide funding of eligible accounts receivable. At September 30, 2001, the unpaid balance was approximately $25.1 million and is included in related party debt in the consolidated condensed balance sheet.

On June 8, 2001 the Company entered into a $2.3 million promissory note payable to NCFE which bears interest at the rate of 10 percent per annum. The entire principal amount of the note together with all accrued unpaid interest is due on June 7, 2002. There is no prepayment penalty on the note. The Company accrued interest expense related to this note payable in the amount of approximately
$76 thousand for the six months ended September 30, 2001.

During June 2001, the Company issued 1,000,000 shares to Quantum Digital Solutions Corporation to satisfy its existing and future obligations through March 31, 2002 for capital contributions related to its joint venture.

15) MINORITY INTEREST

The Company recorded minority interest relating to non-company shareholder interests in PrimeRx of approximately $7.3 million. The PrimeRx minority interest represents the right of 735,144 series A preferred shareholders in PrimeRx. This series A preferred stock has a $10 per share liquidation preference on the net assets of PrimeRx (as adjusted) upon a change in control and is otherwise redeemable at the option of the preferred shareholders by 2005. As described in note 5, the Company also recorded minority interest related to a joint venture investment in providing home care services.

16) CONTINGENCIES AND LEGAL MATTERS

The following is a summary of contingencies and legal matters in which the Company is involved.


Sutro NASD Arbitration No. 1

As disclosed in the Company's Annual Report on Form 10-K at and for the period ended March 31, 2001, a dispute between Sutro & Co., and the Company has been arbitrated before the National Association of Securities Dealers. On October 22, 2001 the Company agreed to settle the matter and Sutro NASD Arbitration No. 2 described below for 1.3 million shares and registered stock valued at $720 thousand. As a result the Company accrued a loss related to this settlement of $3.7 million as of September 30, 2001.

Sutro NASD Arbitration No. 2

An investor in the Company has sued Sutro for failing to honor commitments and failures to act in accordance with its fiduciary duties. This matter was being arbitrated before the National Association of Securities Dealers. As part of the Sutro No. 1 NASD Arbitration settlement described above, on October 22, 2001, the Company agreed to settle the matter for 1.3 million shares and registered stock valued at $720 thousand.

Network Pharmaceuticals vs. e-MedSoft.com and National Century Financial Enterprises, Inc

The Company's relationship with the principal shareholders of PrimeRx has been troubled and is further described in the Form 10-K filed by the Company as of and for the year ended March 31, 2001.

On July 16, 2001, Network Pharmaceuticals, Inc. ("Network") filed a complaint against the Company and National Century Financial Enterprises, Inc. ("NCFE") alleging breach of the March 2001 Settlement Agreement. The complaint states causes of action for breach of contract, breach of representations and warranties, breach of fiduciary duty, and for accounting and the imposition of a constructive trust. The Company was served with the lawsuit on or about August 10, 2001. On or about August 30, 2001, the Company filed and served its Petition to Compel Arbitration of this matter which was ordered by the court on or about on September 26, 2001. On or about October 19, 2001 the Plaintiff filed an application seeking attachment of approximately $15 million which is scheduled for hearing on November 21, 2001. The Company intends to aggressively defend against this action.

As a result of numerous disputes with PrimeRx and its principal shareholders and Network , management has re-evaluated its relationship with Network and on August 1, 2001 ceased exercising control over Network's operations. Accordingly, the Company has decided to suspended consolidation of Network in its financial statements effective August 1, 2001, and will discontinue consolidation of the operations of Network until all disputes with the shareholders of PrimeRx have been resolved. As a result, the Company's Condensed consolidated balance sheet at September 30, 2001 reflects a net liability of $3,426,000 which represents the net liabilities of Network at the date the Company ceased consolidation of Network.

VidiMedix Contingencies

On or about September 15, 2000, certain former securities holders of VidiMedix filed a Petition against the Company arising out of the Company's acquisition of VidiMedix. The Petition was amended in May 2001 and again in August 2001. Plaintiffs assert claims for breach of contract, breach of the merger agreement, fraudulent inducement and negligent inducement, fraudulent misrepresentation and fraud, negligent misrepresentation, statutory fraud and breach of fiduciary duty. Plaintiffs seek a judgment compelling the transfer of shares of the Company, money damages, punitive damages, attorney's fees, and interest. The Company has either resolved or intends to resolve its disputes with most of the Plaintiffs, but will defend vigorously against remaining plaintiffs.

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

The Company has settled or intends to settle these claims with the defendants. The Company will vigorously prosecute the matter against the remaining two defendants.

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

On June 29, 2001 Trebor O. Corporation, a California corporation doing business as Western Pharmacy Services, sued the Company, PrimeRx, Chartwell Diversified Services and various individuals in Los Angeles Superior Court charging breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious interference. The action is pending in Los Angeles Superior Court and was filed on June 29, 2001. Plaintiff seeks in excess of $5 million in compensatory damages. alleging that the Company entered into a Letter of Intent to purchase the assets of Trebor O., and then refused to execute the transaction. The Company disputes these claims. Written discovery has commenced.

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

Hoskin International, LTD, Capello Corporation

On October 30, 2001, the Company filed a demand for arbitration against Hoskin International, Ltd. and Capello Capital Corp. ("Respondents') alleging that Respondents fraudulently induced the Company to enter into a "Common Stock Purchase Agreement" and issue warrants through various misstatements of material fact and failure to disclose facts that the Respondents had a duty to disclose. The arbitration demand has just been served. Arbitrators have not been selected nor have the Respondents responded to the allegations.

San Diego Asset Management, Inc.

On October 24, 2001, the Company filed a complaint against San Diego Asset Management, Inc. ("Defendant") arising out of an agreement whereby the Company was to sell the Defendant shares of the Company's stock that could be purchased for $83.0 million at a purchase price of 90% of the market price of the stock. The Company agreed to issue a certificate ( the "Certificate") for 15 million restricted shares as a commission, as well as pay $3.0 million as commission to Defendant. The Company issued the Certificate for the 15 million shares, but the Defendant did not deliver the $83.0 million. In the lawsuit, the Company seeks a temporary restraining order, preliminary injunction and permanent injunction ordering Defendant to deliver the Certificate to the Company. By court order the 15 million shares were returned to the Company and cancelled. The Company also intends to pursue an arbitration proceeding for damages with the NASD pursuant to the agreement. It is anticipated that the arbitration will commence on before November 30, 2001.

17) SUBSEQUENT EVENTS AND OTHER MATTERS

On August 22, 2001, the Company signed a letter of intent, subject to Board approval and other business matters, to acquire Addus Healthcare, Inc. for $57.5 million in cash and as much as $5.0 million of the Company's common stock. Addus is a provider of home care services, home medical equipment, correctional health services and supplemental healthcare staffing, with reported annualized revenues of approximately $210 million. The transaction remains subject to preparation of appropriate legal documentation, completion of due diligence by the parties and board approval.

On October 8, 2001 the Company reached an agreement in principal to sell the business assets related to the PrimeMed pharmacy (principally equipment and inventory) to an unrelated party. The transfer is expected to be completed prior to December 31, 2001. The Company does not anticipate incurring any loss upon disposal of PrimeMed.

On October 19, 2001, the Company signed a definitive merger agreement to acquire Tender Loving Care, Inc. ("TLCS"). This agreement supercedes an earlier agreement between the parties dated August 28, 2001. Under the merger agreement the Company has made an all cash tender offer, wherein TLCS shareholders would receive $1.00 per share in the Company's common stock. The tender offer commenced October 30, 2001 and will expire November 27, 2001. In addition, upon completion of the merger the Company is obligated to pay bonuses to three executives of TLC amounting to $11 million and to issue 10.8 million warrants to acquire common shares of the Company at $0.01 per share to those individuals in exchange for their agreement to remain employees of the consolidated company.

18) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On October 3, 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a COMPONENT OF AN ENTITY that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company does not anticipate the impact of the Statement will be material to the Company's consolidated financial statements.

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

The Company has adopted the provisions of Statement 141 effective July 1, 2001 and is required to adopt the provisions of Statement 142 effective April 1, 2002. Furthermore, any goodwill and intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 31, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

When it adopts FAS 141 for acquisitions prior to June 30, 2001, the Company expects to have unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets in the amount of $2.3 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.7 million and $825 thousand for the fiscal year ended March 31, 2001 and the six months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                                     ITEM 2
                                  e-MedSoft.com

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Report that relate to management's expectations, intentions or beliefs concerning future plans, expectations, events and performance are "forward-looking" within the meaning of the federal securities laws. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. These forward-looking statements include assumptions, beliefs and opinions relating to the Company's business and growth strategy based upon management's interpretation and analysis of its own contractual and legal rights, of management's ability to satisfy industry and consumer needs with its technologies, of healthcare industry trends, and of management's ability to successfully develop, implement, market and/or sell its network transaction processing services, software programs, clinical and financial transaction services, and e-commerce systems to its clientele. Management's forward-looking statements further assume that the Company will be able to successfully develop and execute on its strategic relationships. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of the Company's products, changing technology, competition in the health-care market, government regulation of health care, the Company's limited operating history, general economic conditions, availability of capital, the outcome of pending litigation and other factors. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company's expectations. Some important factors that could cause our actual results to differ materially from those projected in such forward-looking statements are discussed in the March 31, 2001 Form 10-K.

OVERVIEW

On August 6, 2001 the Company completed its merger with Chartwell. Under the plan of merger, the Chartwell shareholders received 500,000 shares of a newly created convertible preferred stock of the Company ("Preferred Stock"). The Chartwell shareholders also received warrants to purchase common stock exercisable over 5 years with a limit of 4,000,000 per year at a strike price $4.00 per share. Each share of Preferred Stock is automatically convertible into 100 shares of the Company's common stock, if and when, a majority of the Company's shareholders approve the issuance of the 70,000,000 shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. In addition, the holders of the Preferred Stock have the right and option to convert their stock if the Company's common stock is removed from or is held, without any right of appeal, to be ineligible for trading on the AMEX, or successor exchange. If by February 28, 2003, a majority of the Company's shareholders do not approve the issuance of the 70,000,000 shares and if the shares are not registered for resale, the holders of the Preferred Stock may require the Company to redeem the Preferred Stock and the Warrants for an aggregate redemption price of $90,000,000 if and to the extent the Company has funds legally available for that purpose. The Preferred Stock is entitled to voting rights along with the Company's common stock on all matters (except for the vote to approve the issuance of common stock upon conversion of Preferred Stock, on the basis of 100 votes for each share of Preferred Stock, and also is entitled to participate along with the Company's common stock in any dividends. The Preferred Stock has a liquidation preference of $100 per share in the event the Company liquidates and dissolves, and thereafter is entitled to participate with the Company's common stock in any remaining distributions.

Network Pharmaceuticals, Inc. ("Network") is a wholly-owned subsidiary of PrimeRx.com, a closely held pharmacy management company of which we own 29% and have managed pursuant to a Management Services Agreement since April 2000. As described in the Form 10-K as of and for the period ended March 31, 2001, we have included Network in our consolidated financial statements as of and for the period ended March 31, 2001. As described in our 10-K, our relationship with PrimeRx and Network has been a troubled one characterized by numerous disputes, some of which have resulted in litigation. The most recent dispute involves a lawsuit brought by Network on July 16, 2001, alleging various breaches of a Settlement and Mutual General Release Agreement between the Company and the principal shareholder of PrimeRx dated March 26, 2001.

Management has reevaluated its relationship with Network and the numerous historical and current disputes with PrimeRx, its principal shareholders and Network. Accordingly, the Company has decided to suspend consolidating Network in its financial statements effective August 1, 2001 and cease consolidation of Network until all disputes with the shareholders of PrimeRx have been resolved. The settlement of these disputes may result in terms that might preclude the Company's consolidation of Network subsequent to August 1, 2001. The Company is presently unable to evaluate the ultimate outcome of the resolution of the disputes and the effects, if any, on the consolidated condensed financial statements. As a result, the financial statements included herein exclude operating results of Network from August 1, 2001 through September 30, 2001. As a result, the Company's consolidated balance sheet at September 30, 2001 reflects a net equity in liabilities of unconsolidated subsidiary of $3,426,000 which represents the net liabilities of Network at the date the Company ceased the consolidation of Network.

The Company began operations with the acquisition of the Internet-based health care management system on January 7, 1999 and the subsequent acquisition of e-Net on March 19, 1999. During the following fiscal years ended March 31, 2000 and 2001, the Company continued the development, upgrading, testing, and implementation of our health care management system. In addition, we acquired a managed care computer technology company to service a network of over 2,500 physicians and three multimedia companies to provide various telemedicine technologies. We also entered into several contracts over this period to implement and roll out various Internet-based health care management systems and to provide other products including "e-financing" distribution networks, and we entered into a 30-year management agreement and preferred provider agreement with a pharmacy management services company, further expanding our outreach to the healthcare community. During the second quarter of fiscal 2002, we acquired Chartwell Diversified Services, Inc. (see Note 4 to the consolidated financial statements), on August 6, 2001. This merger will further our reach into the provision of health care management systems and involvement in healthcare provision.


RESULTS OF OPERATIONS

Results of Continuing Operations:

The results of operations presented herein reflect the unaudited consolidated net sales and expenses from continuing operations for the three and six months ended September 30, 2001 and 2000. Pro forma results for the prior year have not been presented since Chartwell Diversified was incorporated in February 2000 and did not have any significant operations until September of 2000.

Information presented in the table below is unaudited (in thousands):


                                                        SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                                      3 MONTHS      6 MONTHS     3 MONTHS      6 MONTHS
                                                    -----------   -----------  -----------   ----------
                                                                              (AS RESTATED) (AS RESTATED)
                                                                              ------------   -----------


Net sales.......................................    $   28,516    $   52,690   $   23,734    $   43,629
Costs and expenses:
   Cost of sales................................        20,323        38,183       16,371        30,449
   Research and development.....................         1,778         2,470        2,516         5,250
   Sales and marketing..........................         1,516         5,019        1,327         2,599
   General and administrative...................        49,504        68,072       13,014        23,408
   Asset impairment charges.....................        11,635        11,635           --            --
   Restructuring charges........................           691           826        1,510         1,510
   Depreciation and amortization................         1,248         2,100        2,741         4,785
                                                    ----------    ----------   ----------    ----------
Total costs and expenses........................        86,695       128,305       37,478        68,001
                                                    ----------    ----------   ----------    ----------
Operating loss from continuing operations.......    $  (58,179)   $  (75,615)  $  (13,744)   $  (24,372)
                                                    ==========    ==========   ==========    ==========
Net loss from continuing operations.............    $  (66,978)   $  (84,529)  $  (13,929)   $  (23,933)
                                                    ==========    ==========   ==========    ==========

The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the period from August 1, 2001 through September 30, 2001:


Item                                             Chartwell        Joint Ventures*

Net Sales                                         $ 18,001             $10,580
Cost of Sales                                      (12,940)             (6,208)
                                                  --------             -------
Gross Profit                                         5,061               4,372
Operating expenses                                  (3,724)             (2,919)
                                                  --------             -------
Income from Operations                               1,337               1,453
Depreciation and Amortization                         (228)               (193)
Other Income/(Expense)                                (882)                 21
Equity in earnings of Joint Venture                    586                  --
Joint venture earnings allocated to
 other members                                          --                 695
                                                  --------             -------
Net Income                                        $    813                $586

*Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger the Company has investments in nine (9) joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company's ownership in the joint ventures includes: one with 80 percent interest that is consolidated, one with 45 percent interest and seven with 50 percent interest accounted for on the equity basis of accounting. The Company's weighted average interest in the revenue under management of these joint ventures for the two months ended September 30, 2001 is 52.89 percent. Total Chartwell revenue under management, $28.6 million for the two months ended September 30, 2001, which includes unconsolidated joint ventures as well as Chartwell and subsidiary revenue, compares favorably to the quarter ended September 30, 2000 revenue for e-Medsoft.com. On October 22, 2001, the Company filed an 8-K which included audited financial statements of Chartwell and certain pro forma financial information. The Company has evaluated the accounting policies utilized in these financial statements and has determined that reporting financial information of certain joint ventures utilizing the equity basis of accounting more accurately reflects the financial position and results of operations of the Company in accordance with generally accepted accounting principles in the United States. The Company anticipates amending the financial information included in that 8-K, to the extent possible, by November 30, 2001.

NET SALES

Net sales from continuing operations for the three and six months ended September 30, 2001 increased 20.1 percent and 20.8 percent, respectively as compared to September 30, 2000 sales. Net sales for the three and six month ended September 30, 2001 included sales of approximately $18.0 million from our newly acquired company, Chartwell, that were included since the August 6, 2001 acquisition date. These sales, represent 63.1 percent and 34.2 percent of our total sales for the three and six months ended September 30, 2001, respectively, and are from the provision of home health care services. These services include specialty healthcare services, including infusion therapy, respiratory therapy, durable medical equipment and home attendant services. The sales from our pharmacy division represented 33.0 percent and 85.6 percent of total Company sales for the three months ended September 30, 2001 and 2000, respectively, and
59.1 percent versus to 86.5 percent of our total sales for the six months ended September 30, 2001 and 2000, respectively. The decrease in pharmacy net sales from $20.3 million for the three months ended September 30, 2000 to $9.4 million for the current period ended September 30, 2001 is attributable to the implementation of the Company's restructuring plan to close pharmacies that were not profitable. For the six months ended September 30, 2001, pharmacy sales decreased $6.6 million as compared to the prior year six month period. This decrease represented the closing of pharmacies as well as the reduction in management fees due to the exiting of certain management contracts that were not profitable and the fact that Network's revenues have not been consolidated since August 1, 2001. The sales from our medical e-business services and consulting declined 67.5 percent and 39.7 percent for the three and six months ended September 30, 2001 compared to the prior year. This was due to the reduction of project sales to related parties and decrease in the recognition of sales from third party contracts during the last quarter. In addition, the Company's restructuring plan to incorporate the Chartwell acquisition and their historical health care business has refocused the Company's priority of the use of resources to the higher producing products, thus slowing down the sales of internet product.

COSTS AND EXPENSES

    Cost of Sales

Cost of sales for the three and six month period ended September 30, 2001 consist of the cost of services and supplies sold through our home health services (Chartwell), the cost of pharmaceuticals sold through our pharmacy services and the cost of providing our Internet healthcare management systems including hardware, software and services. Cost of sales as a percentage of sales for the three and six month period ended September 30, 2001 were 71.3 percent and 72.5 percent, respectively. This compares with cost of sales percentage for the three and six month period ended September 30, 2000 of 69.0 percent and 69.8 percent, respectively. Cost of sales includes amortization of deferred software of $623 thousand and $1.3 million for the three and six month periods ended September 30, 2001 compared to $0 for the three and six month periods ended September 30, 2000. Cost of sales as a percentage to revenues has increased in part due to the amortization of software costs in the current period and due to a change in the mix of sales which include a higher percentage of total sales from the provision of home health care and pharmacy sales which carry a higher cost of sales.

    Research and Development

Research and development costs consist mainly of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United States. During the three and six months ended September 30, 2001 we expensed approximately $1.8 million and $2.5 million in development costs, respectively, and capitalized approximately $204 thousand and $812 thousand of software development costs, respectively. During the three and six months ended September 30, 2000 we expensed approximately $2.5 million and $5.3 million in development costs, respectively, and capitalized approximately $1.4 million and $1.7 million of software development costs, respectively. These development costs were incurred for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. These costs have decreased during the current year mainly because most of the development occurred during the prior year and as a result of implementing various cost cutting measures. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service or available for sale. For the three and six months ended September 30, 2001 $723 thousand and $1.4 million of the deferred software costs have been amortized, respectively, and reflected in either cost of sales or amortization expense, as appropriate. During the period ended September 30, 2000, approximately $42 thousand was amortized.

    Sales and Marketing

Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business plan to increase markets and customers throughout the United States. Sales and marketing costs for the three and six month period ended September 30, 2001 increased by approximately $190 thousand and $2.4 million as compared to the three and six months ended September 30, 2000. The increase reflected for the six months is mainly attributable to an increase in the sales and marketing force in our first quarter to deploy our medical e-business products and services. During the second quarter, these activities were curtailed through reduction in sales force personnel and reduction in the pharmacy division activities. This was offset by the increase relating to the consolidation of Chartwell during the second quarter.

    General and Administrative, including Non Cash Compensation

General and administrative costs consist mainly of salaries, facility costs, and professional fees. These costs increased approximately $36.5 million and $44.7 million for the three and six months ended September 30, 2001 as compared to the prior periods ended September 30, 2000. The major portion of these increases relate to non-cash compensation costs for employees, professional services and legal fees of approximately $27.1 million and $34.9 million for the three and six month periods ended September 30, 2001, respectively, compared to $165 thousand and $348 thousand for the periods ended September 30, 2000, respectively. Non-cash compensation costs represents compensation paid to employees and consultants through the issuance of shares, warrants, and options. The costs incurred in the six months ending September 30, 2001 include $8.9 million non-cash compensation paid to three investment banks for the execution of security purchase agreements, $3.7 paid in settlement fees to a previous investment banker, $934 thousand paid to our legal counsel for services provided, $78 thousand for settlement of an employment dispute, $48 thousand for commissions earned and $21.4 million paid in bonuses and severance compensation to our Chief Executive Officers. Approximately $7.1 million was paid to the Company's current Chief Executive Officer, Frank Magliochetti for sign on bonus and performance bonus. Approximately $14.3 million was paid in severance to the former Chief Executive Officer, John Andrews, under his employment contract and settlement agreement. The remaining net increase of approximately $7.5 million and $11.1 million for the three and six months ended September 30, 2001 is primarily related to the inclusion of $5.6 million in general and administrative costs from the Chartwell operations during the second quarter. In addition, during the second quarter we recorded 1) a $1.8 million accrual for liabilities incurred on various litigation matters, 2) a $2 million allowance for our note receivable due from University Affiliates, a related party, and 3) a $1.3 million legal expense for the settlement of the VidiMedix law suit. A portion of these increases were offset in the second quarter from the exclusion of the Network operations and the related decrease in operating expenses.

    Asset Impairment Charges

During the six months ended September 30, 2001, the Company incurred asset impairment charges as follows:

MEDPRACTICE SOFTWARE DEVELOPMENT COSTS

In September 1999, the Company acquired from University Affiliates IPA ("UA") a managed care computer software technology for approximately $6.5 million. In addition, the Company entered into a ten-year contract with UA which included revenue sharing rights and exclusive use of the technology in connection with UA's expansion of its physicians network. In addition, the Company agreed to finance costs to further develop the software. To date, the Company has experienced lower than anticipated revenue growth in relation to the development of UA's network. Based upon the lack of capital infusion and the Company's strategic decision to allocate its resources into profitable product lines, the Company decided to abandon this project. The Company has recorded a loss of impairment of $8.4 million during the three months ended September 30, 2001 for the write-down of software development costs related to the MedPractice product.

QDS TECHNOLOGY LICENSING

On March 18, 2000, the Company acquired an exclusive 10-year license from Quantum Digital Solutions Corporation, for application of their security encryption and data scrambling technology. The Company intended to embed this security technology, once fully developed, into its application services and will focus on selling security solutions to the health care industry. As a result of continued delays in the progress of the product's marketability, reduced commitment to product development and the decrease in market valuations of technology companies, management revised its analysis of its' investment in Quantum. At September 30, 2001 the license value of $2.8 million and remaining investment of $524 thousand were written off.


    Restructuring Costs

Restructuring costs were $826 thousand and $1.5 million for the six months ended September 30, 2001 and 2000, respectively. These costs are a result of the restructuring plan the Company put into effect in September 30, 2000.

    Depreciation and Amortization

Depreciation and amortization for the three and six month periods ended September 30, 2001 includes depreciation of equipment of approximately $654 thousand and $1.1 million, respectively, and the amortization of goodwill and other intangibles of $593 thousand and $996 thousand, respectively. Depreciation and amortization for the three and six month periods ended September 30, 2000 includes depreciation of equipment of approximately $589 thousand and $1.1 million, respectively, and the amortization of goodwill and other intangibles of $2.2 million and $3.7 million, respectively. The decrease in these expenses of $1.1 million for the second quarter and $2.3 million for the six months are due to the decrease in goodwill amortization as a result of the write down of goodwill taken in fiscal 2001 of approximately $75.5 million. These decreases are offset from the inclusion of $800 thousand in depreciation and amortization from Chartwell in the second quarter.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have increased to a net expense of $9.6 million and $9.9 million for the three and six months ended September 30, 2001 compared to a net expense of $197 thousand and net other income of $346 thousand for the three and six months ended September 30, 2000. Interest expense of $6.9 million for the six months ended September 30, 2001 included approximately $2.3 million in interest expense to accrue for the accretion to the preferred stock acquisition debt and $3.0 million in non-cash financing charges for stock issued at a discount for cash. These charges were made during the second quarter of 2002. Interest income decreased to $59 thousand in the six months ended September 30, 2001 compared to $1.1 million for the six months ended September 30, 2000 as a result of the low cash balance at the beginning of the current year of $2.1 million compared to that of $55.6 million at March 31, 2000. Other income for the period ended September 30, 2001 includes an expense of approximately $2.3million as a result of loss on the disposal of assets in the second quarter.

Results of Discontinued Operations:

The results of discontinued operations presented herein reflect the operations of, e-Net Technology Ltd, located in the U.K. On June 14, 2001, e-Net voluntarily filed for receivership. At the end of our fiscal year March 31, 2001, e-Net had in place a bank credit facility with the Bank of Wales for 2 million pounds sterling, which is approximately $2.8 million. During the month of May 2001, e-Net had approximately 700 thousand pounds sterling, which is approximately $1.0 million available under its credit facility. However, during this period the bank notified e-Net of its failure to meet all of the required covenants under the line and implemented the demand feature under the terms of the line. Efforts were taken to obtain a waiver on the defaults and to negotiate a new line of credit. Such efforts failed and as a result the Company voluntarily placed e-Net into receivership. Since we had previously decided that the resale of computer hardware and software was no longer in line with our business strategy, we concluded that our capital resources should be allocated to our domestic products. We hired a receiver for e-Net to prepare and administer a plan of disposition that would concentrate on selling or closing the resale business in the U.K.

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

The net sales, expenses, net assets and net liabilities of e-Net have been combined in our consolidated condensed financial statements under discontinued operations, since these operations represented 100 percent of our product business segment and contributed less than one percent to any other business segment. The financial information included herein are for the three and six months ended September 30, 2001 and 2000 and provides the components comprising the results from discontinued operations (in thousands):


                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  2001              2000         2001            2000
                                              --------------    ------------ -------------   ------------

     Net sales..............................          $  --         $  3,956       $  3,005        $ 18,828
     Costs and expenses:
       Cost of sales........................             --            3,299          2,576          15,830
       Research and development.............             --              189             --             427
       Sales and marketing..................             --            1,922            221           3,361
       General and administrative...........            349            1,634          3,319           2,494
       Depreciation and amortization........             --              395            241             785
                                               ------------     ------------    -----------     -----------
      Total costs and expenses..............            349            7,439          6,357          22,897
                                               ------------     ------------    -----------     -----------
     Operating loss from discontinued
     operations.............................           (349)          (3,483)        (3,352)         (4,069)
                                               ------------     ------------    -----------     -----------

     Interest and taxes.....................             --              806            (31)            854
                                               ------------     ------------    -----------     -----------
     Net loss from discontinued operations..        $  (349)        $ (2,677)     $  (3,383)       $ (3,215)
                                               ============     ============    ===========     ===========

NET SALES

Essentially all sales generated by the U.K. subsidiary for the periods presented were from the sale, service, and installation of computer hardware and software. As a result of the discontinuance of operations, there were no sales for the three months ended September 30, 2001. Net sales in the U.K. for the six month period ended September 30, 2000 was $18.8 million compared to $3.0 million in 2001. The decrease was attributable to the division halting most of its activity during the period ended June 30, 2001 due to lack of funds to carry out the business plan. The downturn in the economic conditions for the high technology industry in the United States during the past year, particularly in the last quarter of our fiscal year ended March 31, 2001, impacted the technology market in the U.K. causing a slow down in the growth of ".com" business due to lack of available investment and capital into the industry. These factors contributed to e-Net's inability to increase its sales of its esparto software product and increase its sales of computer hardware and software.

COSTS AND EXPENSES

Cost of sales represents the U.K. subsidiary's cost of hardware and software products plus the cost of installation and delivery.

Sales and marketing costs for the U.K. operations consists primarily of salaries and travel costs of the U.K.'s sales force, marketing literature and advertising. These costs decreased in the six months ended September 30, 2001 in comparison to the same period in 2000 as the result of the Company's decision to file for voluntary receivership.

General and administrative costs of approximately $349 thousand and $3.3million for the three and six month period ended September 30, 2001, respectively, include general office costs, executive and administrative salaries, asset write downs and professional fees. The increase in these costs for the six months ended September 30, 2001 reflects severance costs, receivership fees, asset write downs and other professional fees associated with the discontinuing operations.

LIQUIDITY

Since inception, the operating costs of the Company have been funded through loans from private investors, sales of equity securities, and a credit facility. As of September 30, 2001, the Company had negative working capital from continuing operations of approximately $56.9 million (excluding $10.3 million negative working capital of discontinued operations) and cash and cash equivalents of $3.3 million.

During the six months ended September 30, 2001, we used cash in operating activities of approximately $8.4 million, primarily due to the net loss from continuing operations for the period of $82.5 million, offset primarily by the change in operating assets and liabilities and the issuance of shares and warrants in payment of services.

The Company has projected that continuing operations cannot support the Company's cash requirements to operate through our fiscal year ended March 31, 2002 without other sources of funds.

On August 14, 2001, the Company entered into a stock subscription agreement with SDAM, whereby SDAM agreed to purchase five million shares of common stock of the Company in five installments of $1 million each between August 20, 2001 and October 1, 2001. To date, proceeds relating to two installments have been received. No other proceeds have been provided.

The Company entered into a Short Form Debenture and Equity Agreement with Societe Financiere du Seujet Limited ("SFSL"). Under this contract SFSL agreed to advanced the Company the principal sum of $54,000,000 on or before October 15, 2001 if the Company cancelled a pre-existing debenture agreement with another institutional investor. The loan was not made. Under the terms of this agreement any amount advanced is repayable over a thirty (30) year period and can be satisfied, at the sole option of the Company, by issuing shares of our Common Stock based upon the average closing price of the our Common Stock for the thirty (30) days preceding the fiscal quarter after which the Company decides to issue shares for this purpose. The proceeds under this agreement are to be used only for the acquisition of a business in the Company's sole discretion. In connection with this arrangement, the Company also agreed to (a) issue 3,000,000 shares of our Common Stock, and (b) issue a warrant to purchase 2,000,000 shares of our Common Stock, at an exercise price of $2.50 per share, if and when funds are advanced under this agreement. No funding has been provided, and no shares have been issued or committed to be issued under this Agreement. The Company cannot provide any assurance that it will ultimately utilize this facility.

The Company entered into a Securities Purchase Agreement, dated as of August 18, 2001, with Societe Financiere du Seujet Limited. Under this agreement the Company has the right, but not the obligation, upon at least sixty (60) days advance notice to the purchaser, and subject to the terms and conditions specified in the agreement, to sell and issue the number of shares of the Company's Common Stock that can be purchased for $83,000,000, at a purchase price per share of ninety percent (90%) of the trading price of the Company's Common Stock on the date one week prior to the closing. The Company is not obligated to issue any shares under this agreement even if the primary financing arrangement is not consummated.

SFSL's obligation to purchase the shares of our Common Stock under this agreement is subject to the trading price of the Company's Common Stock being at least $4.20, the continued accuracy of the Company's representations and warranties and fulfillment of the Company's covenants contained in this agreement. If the Company sells shares under this agreement at an assumed price of $3.78 per share (90% of $4.20) the Company would issue approximately 21,957,671 shares of its Common Stock. In addition, if the agreement is consummated, 15,000,000 shares of its Common Stock would be issuable as a financing commission to Societe Financiere du Seujet Limited or its designees, resulting in a non cash charge to finance expense.

Apart from and in addition to the foregoing SFSL agreements, e-MedSoft entered into a series of ten (10) Short Form Convertible Debentures, dated September 5, 2001 (some of which were amended as of September 10, 2001), with Societe Financiere du Seujet Limited or its affiliate, Sangate Enterprises, Inc. (the "Debentures").

Each of the Debentures provide for the following terms: (a) interest equal to the three (3) month LIBOR plus two (2) percentage points per annum plus a financing fee of 7.5% of the amount of the debenture, (b) a maturity date of December 20, 2001 or ninety days after the Debenture is funded and (c) convertible at the option of the holder at any time after November 15, 2001 for the number of shares pledged as collateral for such debenture. On October 1, 2001, debentures 1 - 4 were funded for a total of $40,000,000 and 13,200,000 shares of our Common Stock were pledged and are issuable in satisfaction of these debentures. As of September 30, 2001, debentures 5 - 10 remained unfunded. The Company has committed to use part of these funds in the acquisition of TLC.

Although the Company has entered into agreements to provide debt and equity funding, the sale of common stock to generate the fundings are contingent upon many performance targets that we cannot presently meet. Therefore, we cannot depend on these financing facilities to provide us the required funding to meet our operational needs. In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

         1. Meet our business plan.

         2. Obtain additional funding either in the form of equity or debt financing to support our cash requirements through March 31, 2002, including the acquisition of TLC and Addus.

         3. Successfully renegotiate the terms of the $40 million Short Form Convertible Debentures due December 20, 2001.

         4. Successfully integrate Chartwell Diversified's operations with ours to take benefit of cost savings and potential generation of future sales to provide sources of additional funds.

If the Company is not successful in obtaining the funding or resolving the matters referred to above, and it does not obtain other sources of funding to replace these commitments, it may not be able to fund its operations or support capital needs and business plan beyond December, 2001. Accordingly, the Company's ability to continue as a going concern is in question.

The Company's independent auditors stated in their "Report of Independent Accountants" on the Company's consolidated condensed financial statements as of and for the year ended March 31, 2001 that there is substantial doubt about the Company's ability to continue as a going concern.

If we decide to enter into any other business ventures which would require additional cash, we will need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements.

We may be unable to raise any additional amounts on reasonable terms, or at all, when needed. If we are unable to raise such additional funding, we would have to curtail operations or merger and acquisition activities, which in turn would have an adverse effect on our financial position and results of operations and our ability to continue to operate.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business the Company is involved in litigation. We previously disclosed those legal proceedings which could be construed as material in our Annual Report for the fiscal year ended March 31,2001 and our Quarterly Report filed on August 20, 2001. Developments in existing legal proceedings occurring and new legal proceedings initiated during the quarter ended June 30, 2001 are summarized below.


NETWORK PHARMACEUTICALS VS. E-MEDSOFT.COM AND NATIONAL CENTURY FINANCIAL ENTERPRISES, INC.

On or about July 16, 2001, Network Pharmaceuticals, Inc. filed a complaint against the Company and National Century Financial Enterprises, Inc. alleging breach of the March 2001 Settlement Agreement. The complaint purports to state causes of action for breach of contract, breach of representations and warranties, breach of fiduciary duty, and for accounting and the imposition of a constructive trust. The Company was served with the lawsuit on or about August 10, 2001. On or about August 30, 2001, the Company filed and served its Petition to Compel Arbitration of this matter which was ordered by the Court on or about September 26, 2001. On or about October 19, 2001 the Plaintiff filed an application seeking attachment of approximately $15 million which is scheduled for hearing on November 21, 2001. The Company intends to aggressively defend against this action.


VIDIMEDIX CONTINGENCIES

On or about September 15, 2000, certain former securities holders of VidiMedix filed a Petition against the Company arising out of our acquisition of VidiMedix. The Petition was amended first on or about May 24, 2001 and secondly on or about August 14, 2001. Plaintiffs allege that they were the majority shareholders in VidiMedix, and that they consented to our acquisition of VidiMedix based on allegedly false representations regarding the earn-out provision in the merger agreement. In addition, they allege that the Company entered into an agreement or agreements to deliver certain shares to them and failed to do so. Plaintiffs also assert claims for breach of contact, breach of the merger agreement, fraudulent inducement and negligent inducement, fraudulent misrepresentation and fraud, negligent misrepresentation, statutory fraud and breach of fiduciary duty. Plaintiffs seek a judgment compelling the transfer of shares of the Company, money damages, punitive damages, attorney's fees, and interest. The Company has either resolved or intends to resolve its disputes with most of the Plaintiffs, but will defend vigorously against remaining plaintiffs.

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

On May 3, 2001, the Company filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles. In this suit the Company alleges that the Defendants fraudulently induced the Company to acquire the assets and liabilities of VidiMedix by concealing accurate financial documents, misrepresenting its technology, its clientele, and the level of client satisfaction. The Company has also alleged claims for conspiracy to commit fraud, negligence, misrepresentation and breach of the implied covenant of good faith and fair dealing. The Company seeks compensatory and punitive damages according to proof. The Company has settled or intends to settle these claims with most of the defendants. The Company will vigorously prosecute the matter against remaining defendants.

TREBOR O. CORPORATION

Trebor O. Corporation, a California corporation doing business as Western Pharmacy Services, has sued the Company, PrimeRx, Chartwell Diversified Services and various individuals charging breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortuous interference. The action is pending in Los Angeles Superior Court and was filed on June 29, 2001. Plaintiff seeks in excess of $5 million in compensatory damages. The basis of the action against the Company is that the Company entered into a Letter of Intent to purchase the assets of Trebor O., and then the Company refused to go through with the transaction. The Company disputes these claims and intends to vigorously litigate liability. Written discovery has commenced.

Hoskin International, LTD, Capello Corporation

On October 30, 2001, the Company filed a demand for arbitration against Hoskin International, Ltd. and Capello Capital Corp. ("Respondents') alleging that Respondents fraudulently induced the Company to enter into a "Common Stock Purchase Agreement" and issue warrants through various misstatements of material fact and failure to disclose facts that the Respondents had a duty to disclose. The arbitration demand has just been served. Arbitrators have not been selected nor have the Respondents responded to the allegations.

San Diego Asset Management, Inc.

On October 24, 2001, the Company filed a complaint against San Diego Asset Management, Inc. ("Defendant") arising out of an agreement whereby the Company was to sell the Defendant shares of the Company's stock that could be purchased for $83.0 million at a purchase price of 90% of the market price of the stock. The Company agreed to issue a certificate (the "Certificate") for 15 million restricted shares as a commission, as well as pay $3.0 million as commission to Defendant. The Company issued the Certificate for the 15 million shares, but the Defendant did not deliver the $83.0 million. In the lawsuit, the Company seeks a temporary restraining order, preliminary injunction and permanent injunction ordering Defendant to deliver the Certificate to the Company. After September 30, 2001 the shares were returned and cancelled. The Company also intends to pursue an arbitration proceeding for damages with the NASD pursuant to the agreement. It is anticipated that the arbitration will commence on October 8, 2001.

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

ITEM 2. CHANGES IN SECURITIES.

During the six months ended September 30, 2001, the Company had four transactions involving the issuance of unregistered securities of its common stock:

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

5. The Company issued 13,200,000 shares as collateral to a financing arrangement with Societe Financiere Du Seujet Limited and its affiliate Sangate Enterprises Inc. The financing was for ten (10) Short Form Convertible Debentures with the following terms: (a) interest rate equal to three (3) month LIBOR plus (2) percentage points per annum, (b) maturity date of December 20, 2001 or ninety days after the debenture is funded, and (c) convertible at the option of the holder at any time after November 15, 2001 for the number of shares pledged as collateral for such debenture.

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

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS. None.

    (b) REPORTS ON FORM 8-K.

        On August 21, 2001, the Company filed a Form 8-K reporting under Item 2 the acquisition of Chartwell Diversified Services, Inc. ("Chartwell").

        On October 22, 2001 the Company filed a Form 8-K/a reporting under Item 7 Proforma financial information related to the Chartwell acquisition.



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 e-MedSoft.com

Date:  November 15, 2001                         By: /s/ Frank P. Magliochetti
                                                     Frank P. Magliochetti
                                                     Chief Executive Officer


                                                 By: /s/ George A. Kuselias
                                                     George A. Kuselias
                                                     Chief Financial Officer