Form 10-Q
period 2001-12-31
E-MEDSOFT COM
filed 2002-02-19
CIK 800181

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 2001


                         Commission File Number: 1-15587


                                  MED DIVERSIFIED, INC.
        (Exact name of small business issuer as specified in its charter)


      Nevada                                            84-1037630
(State of other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                        200 Brickstone Square, Suite 403
                                Andover, MA 01810


                                  978-323-2500
                           (Issuer's telephone number)
                                  E-MEDSOFT.COM
                      1300 Marsh Landing Parkway, Suite 106
                             Jacksonville, FL 32250

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes [ ]                No [X]

The Company has not filed a current report on Form 8-K related to its acquisition of Tender Loving Care Health Services. The Company intends to file this report on or before February 20, 2002.


As of February 11, 2002, 143,390,673 shares of common stock, $.001 par value per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                                      INDEX



                                                                               PAGE NO.
PART I.  FINANCIAL INFORMATION..................................................  2

     ITEM 1.  FINANCIAL STATEMENTS


         Consolidated Condensed Balance Sheets at December 31, 2001
           (unaudited) and March 31, 2001.......................................  3

         Consolidated Condensed Statements of Operations for the Three Months
           ended December 31, 2001 and 2000 (unaudited).........................  4

         Consolidated Condensed Statements of Operations for the Nine Months
           ended December 31, 2001 and 2000 (unaudited).........................  5

         Consolidated Condensed Statements of Cash Flows for the Nine Months
           ended December 31, 2001 and 2000 (unaudited).........................  6

         Notes to the Consolidated Condensed Financial Statements at
           December 31, 2001 (unaudited)........................................  7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS............................................. 20

PART II.  OTHER INFORMATION..................................................... 27

     ITEM 1.  LEGAL PROCEEDINGS................................................. 27

     ITEM 2.  CHANGES IN SECURITIES............................................. 28

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................... 28

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 28

     ITEM 5.  OTHER INFORMATION................................................. 29

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................. 29

SIGNATURE....................................................................... 29

                              MED DIVERSIFIED, INC.
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                                          DECEMBER 31,    MARCH 31,
                                                                              2001          2001
                                                                          (unaudited)
                                                                          ------------   -----------
 ASSETS
 Current Assets:
   Cash & cash equivalents                                                $   6,450       $   2,061
   Accounts receivable, net                                                  94,175           8,994
   Accounts receivable from affiliates, net                                      --             783
   Other receivables                                                            159             308
   Related party receivable                                                   4,961              --
   Inventory                                                                  1,459           4,554
   Other current assets                                                       7,315             880
                                                                       ------------    ------------
                                                                            114,519          17,580
                                                                       ------------    ------------
 Non-Current Assets:
   Property and equipment, net                                               19,494           5,677
   Goodwill, net                                                            205,950          11,404
   Deferred software costs, net                                               1,430          10,856
   Other intangible assets, net                                              14,052           5,300
   Equity in joint ventures                                                   9,531              --
   Assets of discontinued operations                                          2,314           9,340
   Other assets                                                              10,699           4,899
                                                                       ------------    ------------
                                                                            263,470          47,476
                                                                       ------------    ------------

      TOTAL ASSETS                                                        $ 377,989       $  65,056
                                                                       ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                       $  33,204       $  15,645
   Accrued liabilities                                                       51,311           6,535
   Related party debt                                                       109,619           2,904
   Liabilities of discontinued operations                                    10,270          12,546
   Current maturities of long-term debt and capital leases                   55,211           2,960
   Other current liabilities                                                 16,780              --
                                                                       ------------    ------------
                                                                            276,395          40,590
                                                                       ------------    ------------
 Long-Term Liabilities:
   Capital leases                                                               101             878
   Debt                                                                      30,275           3,077
   Long-term debt and lease commitments of discontinued operations              951           2,358
   Lease commitments and other liabilities                                   41,194           3,223
                                                                       ------------    ------------
                                                                             72,521           9,536
                                                                       ------------    ------------

 Net liabilities of unconsolidated subsidiary                                 3,426              --
 Deferred revenue                                                               908              --
 Minority interest                                                            7,854           7,351

 Stockholders' Equity:
   Common shares                                                                143              79
   Paid in capital                                                          421,574         303,685
   Stock subscription                                                        (5,000)         (5,000)
   Deferred charge-equity financing                                              --          (4,616)
   Accumulated deficit                                                     (398,647)       (285,822)
   Accumulated other comprehensive income                                        81             190
   Less treasury shares, at cost                                             (1,265)           (937)
                                                                       ------------    ------------
                                                                             16,885           7,579
                                                                       ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $377,989       $  65,056
                                                                       ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MED DIVERSIFIED, INC.
                 Consolidated Condensed Statements of Operations
              For the Three Months Ended December 31, 2001 and 2000
                (in thousands, except for per share information)
                                   (Unaudited)


                                                                      2001           2000
                                                                   -----------    ----------
                                                                                 (AS RESTATED)
   NET REVENUES:
     Non affiliates                                                $  55,084      $   21,673
     Affiliates                                                          128             921
                                                                   ----------     ----------
        Total Net Revenues                                            55,212          22,594
                                                                   ----------     ----------

   COSTS AND EXPENSES:
     Cost of sales                                                    33,160          17,398
     Research and development                                            496           1,114
     Sales and marketing                                                 695           2,907
     General and administrative (includes non cash
       compensation of $3.9 million in 2001 and
       $157 thousand in 2000)                                         30,729          11,452

     Depreciation and amortization                                     3,573           2,883
                                                                   ----------     ----------
        Total Costs and Expenses                                      68,653          35,754
                                                                   ----------     ----------

   OPERATING LOSS                                                    (13,441)        (13,160)

   OTHER INCOME (EXPENSE):
     Interest expense                                                (14,005)           (885)
     Interest income                                                      --             243
     Other                                                               (52)           (557)
                                                                   ----------     ----------
   LOSS BEFORE INCOME TAXES, MINORITY INTEREST
   AND EQUITY IN EARNINGS OF JOINT VENTURES                          (27,498)        (14,359)


   MINORITY INTEREST, NET OF TAXES                                       267              25
   EQUITY IN EARNINGS OF JOINT VENTURES                                1,579              --
                                                                   ----------     ----------
   NET LOSS FROM CONTINUING OPERATIONS                               (25,652)        (14,334)

   NET LOSS FROM DISCONTINUED OPERATIONS                                  --          (1,205)
                                                                   ----------     ----------

   NET LOSS                                                        $ (25,652)     $  (15,539)
                                                                   ==========     ==========

   BASIC EARNINGS PER SHARE:
   CONTINUING OPERATIONS                                           $   (0.26)     $    (0.18)
                                                                   ==========     ==========
   DISCONTINUED OPERATIONS                                         $    0.00      $    (0.02)
                                                                   ==========     ==========
   NET LOSS                                                        $   (0.26)     $    (0.19)
                                                                   ==========     ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                99,429          80,331

FULLY DILUTED EARNINGS PER SHARE FOR:
   CONTINUING OPERATIONS                                           $   (0.28)     $    (0.17)
                                                                   =========      ==========
   DISCONTINUED OPERATIONS                                         $   (0.00)     $    (0.02)
                                                                   ==========     ==========
   NET LOSS                                                        $   (0.28)     $    (0.19)
                                                                   =========      ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                92,621          80,331


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MED DIVERSIFIED, INC.
                 Consolidated Condensed Statements of Operations
              For the Nine Months Ended December 31, 2001 and 2000
                (in thousands, except for per share information)
                                   (Unaudited)


                                                                                           2001           2000
                                                                                       -----------    -----------
                                                                                                     (AS RESTATED)
   NET REVENUES:
     Non-affiliates                                                                     $   105,461      $   60,758
     Affiliates                                                                               2,441           5,464
                                                                                        ------------     ----------
        Total Net Revenues                                                                  107,902          66,222
                                                                                        ------------     ----------

   COSTS AND EXPENSES:
     Cost of sales                                                                           71,343          47,847
     Research and development                                                                 2,965           6,364
     Sales and marketing                                                                      5,714           5,506
     General and administrative (includes non cash compensation of
       $42.4 million in 2001 and $506 thousand in 2000)                                      97,590          34,860
     Asset impairment charges and costs                                                      11,635              --
     Restructuring charges                                                                    1,429           1,510
     Depreciation and amortization                                                            6,075           7,669
                                                                                         ----------      ----------
        Total Costs and Expenses                                                            196,751         103,756
                                                                                         ----------      ----------

   OPERATING LOSS                                                                           (88,849)        (37,534)

   OTHER INCOME (EXPENSE):
     Interest expense                                                                       (21,013)         (1,431)
     Interest income                                                                             --           1,305
     Other                                                                                   (2,441)           (726)
                                                                                         ----------      ----------
   LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN EARNINGS
   OF JOINT VENTURES                                                                       (112,303)        (38,386)


   MINORITY INTEREST, NET OF TAXES                                                              695             118
   EQUITY IN EARNINGS OF JOINT VENTURES                                                       2,165              --
                                                                                         ----------      ----------
   NET LOSS FROM CONTINUING OPERATIONS                                                     (109,443)        (38,268)

   NET LOSS FROM DISCONTINUED OPERATIONS                                                     (3,383)         (4,420)
                                                                                         ----------      ----------

   NET LOSS                                                                              $ (112,826)     $  (42,688)
                                                                                         ==========      ==========

   BASIC EARNINGS PER SHARE FOR:
   CONTINUING OPERATIONS                                                                 $    (1.24)     $    (0.48)
                                                                                         ==========      ==========
   DISCONTINUED OPERATIONS                                                               $    (0.04)     $    (0.06)
                                                                                         ==========      ==========
   NET LOSS                                                                              $    (1.28)     $    (0.54)
                                                                                         ==========      ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                                       88,143          79,795

   FULLY DILUTED EARNINGS PER SHARE FOR:
   CONTINUING OPERATIONS                                                                 $    (1.28)     $    (0.48)
                                                                                         ==========      ==========
   DISCONTINUED OPERATIONS                                                               $    (0.04)     $    (0.06)
                                                                                         ==========      ==========
   NET LOSS                                                                              $    (1.32)     $    (0.54)
                                                                                         ==========      ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                                       85,702          79,795

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  MED DIVERSIFIED, INC.
          Consolidated Condensed Statements of Cash Flows (see Note 1)
                  Nine Months Ended December 31, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                                               2001         2000
                                                                           ----------    ----------
                                                                                       (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (112,826)   $ (42,688)
  Loss from discontinued operations                                             3,383        4,420
  Minority interest                                                              (696)        (119)
  Deferred revenue                                                                 61           --
  Equity in loss of deconsolidated subsidiary                                     931           --
  Loss on disposal of fixed assets                                              2,418           --
  Adjustments to reconcile loss from continuing operations
   to net cash used in continuing operations:
  Equity in joint venture                                                      (2,165)         324
  Non cash compensation                                                        25,481          506
  Impairment charges and other non cash expenses                               11,635           --
  Provision for doubtful accounts                                               4,373        3,815
  Depreciation and Amortization                                                 5,654        8,937
  Interest on preferred stock                                                   5,836           --
  Deferred financing fees                                                       4,616           --
  Issuance of restricted shares and warrants for
   services provided                                                           16,925           --
  Net change in assets and liabilities affecting
   operations, net of acquisitions:
   Accounts receivable                                                         (6,704)      (7,633)
   Inventory                                                                      424       (1,840)
   Prepayments and others                                                      (7,261)        (283)
   Accounts payable and accrued liabilities                                    10,859        1,158
                                                                           ----------   ----------
     Net cash used in operating activities                                    (37,056)     (33,403)
                                                                           ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash of and advances to deconsolidated subsidiary                            (2,471)          --
  Capital expenditures                                                         (1,176)      (9,482)
  Cash advances to discontinued operations                                       (132)      (2,411)
  Investment in software                                                       (1,037)      (1,397)
  Cash used for acquisitions, net                                              (3,171)          --
  Other                                                                            --         (203)
                                                                           ----------   ----------
     Cash used in investing activities                                         (7,987)     (13,493)
                                                                           ----------   ----------
 FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                       --       (3,795)
  Proceeds from long-term debt                                                 41,422        7,905
  Repayments of capital lease obligations                                        (133)        (345)
  Payments on related party debt                                                   --       (1,705)
  Proceeds from related party debt                                              5,411          400
  Treasury stock purchases                                                       (324)        (937)
  Distributions paid out                                                        2,196           --
  Proceeds from exercise of stock options and warrants                            861          650
                                                                           ----------   ----------
      Cash provided by financing activities                                    49,432        2,173
                                                                           ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4,389      (44,723)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                        2,061       55,635
                                                                           ----------   ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                            $ 6,450      $10,912
                                                                           ==========   ==========

NON-CASH INVESTING AND FINANCIAL TRANSACTIONS
   Issuance of restricted stock and warrants for acquisitions              $       --      $46,503
   Acquisitions of businesses:
     Fair value of assets acquired                                         $  351,457           --
     Cash paid                                                             $   11,820           --
     Liabilities assumed                                                   $  339,637           --



The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MED DIVERSIFIED, INC.
              Notes to Consolidated Condensed Financial Statements
                                December 31, 2001
                                   (Unaudited)

1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Med Diversified, Inc.'s (formerly e-MedSoft.com) (the "Company") Consolidated Condensed Balance Sheet as of December 31, 2001 its Consolidated Condensed Statements of Operations for the three and nine months ended December 31, 2001 and 2000, and its Consolidated Condensed Statements of Cash Flows for the nine months ended December 31, 2001 and 2000. Operating results for the period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The accompanying consolidated condensed balance sheet at March 31, 2001 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the March 31, 2001 consolidated financial statements which are contained in the Company's March 31, 2001 Annual Report on Form 10-K. It is suggested that the consolidated condensed financial statements included in this report be read in conjunction with the consolidated financial statements and notes included in the March 31, 2001 Annual Report on Form 10-K and the Form 8-K filed by the Company on November 30, 2001.

The Company recognizes revenue on the accrual basis as the related services are provided to customers. The Company's earnings process is completed as each hour of service or home care visit is rendered. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. In addition, for financial reporting purposes, a provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.

Due to the Company's recent acquisitions, discussed in Note 4, a portion of the Company's service revenues are derived under a form of franchising pursuant to a license agreement under which independent companies or contractors represent the Company within a designated territory. These licensees assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company owns all necessary health care related permits and licenses and, where required, certificates of need for operation of license offices. The revenues generated by the licensees along with the related accounts receivable belong to the Company. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

The Company pays a distribution or commission to the licensees based on a defined formula of gross profit generated. Generally, the Company pays the licensees 60% of the gross profit attributable to the operations of the franchise. There is no payment to the licensees based solely on revenues.

2) RESTATEMENT OF DECEMBER 31, 2000:

The Company has restated the condensed consolidated condensed financial statements as of and for the three and nine months ended December 31, 2000 as follows (in thousands):

                                                                                           STOCKHOLDERS'
                                                            NET LOSS DECEMBER 31, 2000        EQUITY
                                                           ---------------------------- -----------------
                                                              For the       For the           As of
                                                            Three Months   Nine Months    December 31, 2000
                   As previously reported................   $  (12,344)   $  (30,052)     $  244,528
                   Revenue recognition adjustments.......           --        (4,300)         (4,300)

                   Software capitalization adjustments...         (850)       (4,420)         (4,420)
                   Contributed shares for legal settlement      (1,500)       (1,500)             --
                   Other.................................         (846)       (2,416)         (2,416)
                                                            -----------   -----------     ----------
                   As restated...........................   $  (15,540)   $  (42,688)     $  233,392
                                                            ===========   ===========     ==========


3) LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The development of some key products that the Company was previously relying on to generate revenue have been abandoned.

In addition, the Company has experienced significant losses from continuing operations in the three and nine months ended December 31, 2001. At December 31, 2001, the Company had negative working capital from continuing operations of $151.6 million (excluding $10.3 million negative working capital of discontinued operations). Cash at December 31, 2001 was $6.5 million, which included approximately $3.8 million resulting from the acquisition and consolidation of Tender Loving Care Health Care Services Inc. ("TLCS") as of November 28, 2001.

As described in Note 8, the Company issued approximately $40 million of debt on December 28, 2001 from a European financing concern to repay debentures issued in October 2001 that were payable December 21, 2001. The funds raised in October were utilized principally to fund the planned acquisition of TLCS. Under the terms of the December 2001 funding, if the outstanding balances are not repaid by the Company prior to June 28, 2002, the holder of the debenture has the ability to convert the debenture to common stock of the Company or demand payment in full.

TLCS, a subsidiary of the Company, has a repayment agreement ("the Agreement") with the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) for the repayment of all excess PIP amounts and all audit liabilities relative to periods through February 28, 2001 amounting to $58.5 million. The Agreement provides for aggregate monthly payments of principal and interest through May 2005. The required monthly payments are $750 thousand through February 2002, $1.0 million from March 2002 through November 2002, $1.5 million from December 2002 through May 2004 and $1.75 million from June 2004 through April 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the government rate of interest (currently at 13.75% per annum). United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company. Based on this repayment plan the Company will pay excluding interest $2.5 million through March 2002, $14.0 million through March 2003, $20.5 million through March 2004 and a balloon payment of $21.5 million in the period ended March 2005.

A TLCS financing agreement (see note 8) contains certain covenants under which TLCS is currently in breach. TLCS has obtained all necessary waivers from the financing facility on those covenants through December 31, 2002. If the financing facility does not continue to make purchases of accounts receivables, TLCS would not have sufficient cash to support its current level of operations.

The Company has projected that it cannot meet current cash operating needs through June 30, 2002 without other sources of funds. In addition, as a company listed on the American Stock Exchange ("AMEX") the Company is subject to certain minimum levels of stockholders equity. Without additional equity issuances in the quarter ended March 31, 2002, management anticipates that the Company's stockholders' equity at March 31, 2002 will be below the required levels. As a result, the AMEX might take certain actions which could make it more dificult for the Company to obtain equity or debt financing.

The Company's ability to continue to operate as a going concern is dependent on its ability to raise additional capital through issuance of additional debt or equity securities. There is no guarantee that funding will be available on terms acceptable to the Company.

4) BUSINESS COMBINATIONS

On October 19, 2001, the Company signed a definitive merger agreement to acquire TLCS, headquartered in Lake Success, New York. This agreement superceded an earlier agreement between the parties dated August 28, 2001. Under the merger agreement the Company has made an all cash tender offer, wherein TLCS shareholders would receive $1.00 per share in the Company's common stock. The tender offer commenced October 30, 2001 and expired November 27, 2001. At the end of the tender offer, 10,383,077 shares ("Shares") or approximately 87.8% of the outstanding shares of TLCS were tendered.

Under the merger agreement, the Company on December 12, 2001 exercised its option to acquire from TLCS an additional 2.8 million shares of its common stock at an exercise price of $1.00 per share. These shares, when added to the Shares previously acquired, gave the Company 13.2 million or approximately 90.17%, of the total outstanding shares of TLCS.

Further, the Company finalized the legal merger with TLCS on February 14, 2002. In connection with the Merger, each share of TLCS stock owned by the Company was canceled and retired. TLCS's stock is no longer registered and is no longer publicly traded.

The Company accounted for the TLCS acquisition under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). Med Diversified acquired the stock of TLCS for aggregate consideration of approximately $115.1 million which consists of the following (in thousands):

         Purchase of 14,619,653 shares at $1.00 per share                   $  14,620
         Payments to TLCS senior executives pursuant to merger agreement
                                                                                2,929
         Vested options and warrants                                            2,609
                                                                        -------------
         Adjusted purchase price                                               20,158
         Net liabilities assumed in acquisition                                94,988
                                                                        -------------
         Goodwill and other intangibles                                      $115,146

         A condensed summary of the net liabilities acquired in the TLCS acquisition is as follows:


         Current assets                                                      $ 74,799
         Non current assets                                                    22,573
                                                                        -------------
         Goodwill and other intangibles                                        97,372

         Current liabilities                                                  144,201
         Non current liabilities                                               48,159
                                                                        -------------
         Net liabilities assumed in acquisition                             $  94,988
                                                                        =============

On August 6, 2001 the Company merged with Chartwell Diversified Services, Inc. ("Chartwell"). Donald Ayers, a member of the Company's board of directors was an indirect shareholder of Chartwell. Under the plan of merger, the Chartwell shareholders received 500 thousand shares of a newly created redeemable preferred stock of the Company ("Preferred Stock"). The Chartwell shareholders also received warrants (the "Chartwell Warrants") to purchase common stock exercisable over 5 years with a limit of 4 million per year at a strike price $4.00 per share. Each share of Preferred Stock was automatically converted into 100 shares of the Company's common stock, when, on December 27, 2001, the Company's shareholders approved the issuance of the 70 million shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Chartwell Warrants.

The Company accounted for the Chartwell Acquisition under the provisions of SFAS 141. Accordingly, Chartwell's assets and liabilities were recorded at their initial estimated fair market value, less certain adjustments, as of the date of the Chartwell acquisition. The following table summarizes the acquisition of the Chartwell (in thousands):

           Redeemable preferred stock                                         $67,825
           Warrants                                                             1,001
           Acquisition costs                                                      678
                                                                    -----------------
           Adjusted purchase price                                             69,504
           Add:  Net liabilities assumed at acquisition                        15,635
                                                                    -----------------
           Goodwill and other intangibles                                     $85,139
                                                                    =================

           A condensed summary of the net liabilities acquired in the Chartwell acquisition is as follows:

           Current assets                                                    $ 45,641
           Non current assets                                                   8,159
                                                                    -----------------
           Total assets                                                        53,800

           Current liabilities                                                 43,831
           Non current liabilities                                             28,196
                                                                    -----------------
           Net liabilities assumed in acquisition                           $  15,635
                                                                    =================

The allocation of purchase price is for the TLCS and Chartwell acquisitions preliminary and will be financed upon completion of asset valuations. In accordance with Statement of Financial Accounting Standards 141 and 142, the goodwill arising from these transactions is not amortized but will be subject to annual analysis for impairment.

Chartwell has three unsecured notes payable to Home Medical of America, ("HMA"), a company affiliated with certain former Chartwell shareholders, dated September 1, 2000 with an outstanding balance at December 31, 2001 of $27.2 million. The notes are payable in sixty monthly installments ranging from $116 thousand to $314 thousand starting on October 1, 2001. Interest accrues from the date of the note. The notes bear interest at rates ranging from 9.00% to 12.98% and mature on September 1, 2006.

On October 20, 2001, Med Diversified purchased all shares of Rejuveon, Inc. Renamed to PreMEDX, this product line provides Med Diversified an entree into the health management market. PreMEDX has peer-reviewed, standardized healthcare protocols that enable proactive management of high cost illnesses. The estimated cost of the transaction is $370 thousand.

5) JOINT VENTURES

As a result of the Chartwell merger the Company has investments in nine (9) joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company's ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and seven with 50 percent interest accounted for on the equity basis of accounting. In addition, the Company provides various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one (1) to five
(5) years. The Company's weighted average ownership interest in the revenue under management of these joint ventures for the three months ended December 31, 2001 is 52.18 percent.

A condensed balance sheet at December 31, 2001 and a condensed statement of operations of the joint ventures accounted for on the equity method for the three months ended December 31, 2001 are as follows (in thousands):


CONDENSED COMBINED BALANCE SHEET
--------------------------------

Current assets                 $22,941
Non current assets               5,077
                               -------
                               $28,018
                               =======

Current liabilities            $ 7,018
Non current liabilities            410

Members equity:
Company                         10,441
Other members                   10,149
                               -------
                               $28,018
                               =======


CONDENSED COMBINED STATEMENT OF OPERATIONS
------------------------------------------

Revenues                       $18,442
Expenses                        15,032
                               -------
                                 3,410
Net income allocated
to other members                 1,831
                               -------
Net income                     $ 1,579
                               =======

6) DEFERRED SOFTWARE DEVELOPMENT COSTS

During the nine months ended December 31, 2001 and 2000, the Company incurred approximately $4.0 million and $7.8 million in software development costs, respectively. The Company capitalized approximately $1.0 million and $1.4 million of these costs during the nine months ended December 31, 2001 and 2000, respectively. Such deferred costs along with acquired software costs will be amortized over a three to five year life once the related products are in service or available for sale. The Company amortized $1.5 million and $67 thousand for the nine month periods ended December 31, 2001 and 2000, respectively. The Company also recorded a loss on impairment in the amount of $8.8 million (see Note 7) related to the discontinuation of support and development of the Med Practice product line.

7) ASSET IMPAIRMENT WRITE-OFFS

During the nine months ended December 31, 2001, the Company incurred asset impairment charges as follows:

MEDPRACTICE SOFTWARE DEVELOPMENT COSTS - The Company has experienced lower than anticipated revenue growth in relation to the development of MedPractice Software. Based upon deficient revenue coupled with lack of capital infusion and the Company's strategic decision to allocate its resources into profitable product lines, the Company decided to abandon this project. The Company recorded an impairment loss of $8.8 million during the nine months ended December 31, 2001 for the write-down of software development costs related to the MedPractice product.

QDS TECHNOLOGY LICENSING - As a result of continued delays in the progress of the QDS product's marketability, the Company's reduced commitment to product development and the decrease in market valuations of technology companies, management revised its analysis of its' investment in QDS. During the nine months ended December 31, 2001 the recorded license of $2.8 million and remaining investment of $524 thousand were written off.

8) DEBT AND EQUITY FINANCING

The Company has certain financing agreements (collectively, the "Agreements") with National Premier Financial Services, Inc., and other subsidiaries of National Century Financial Enterprises, Inc. ("NCFE"). NCFE and its affiliates are shareholders in the Company's common stock. The Company is charged financing costs ranging from prime plus three percent to 12.9% on outstanding funding balances. At December 31, 2001, the unpaid balance was approximately $107 million and is included in related party debt in the consolidated condensed balance sheet. During the nine months ended December 31, 2001 financing costs under these agreements amounted to $4.9 million. The TLCS financing agreement contains certain covenants under which TLCS is currently in breach. TLCS has obtained all necessary waivers from the financing facility on those covenants through December 31, 2002. If the financing facility does not continue to provide financing, TLCS would not have sufficient cash to support its current level of operations.

The Company has a $2.3 million promissory note payable to NCFE, which bears interest at the rate of 10 percent per annum. The entire principal amount of the note together with all accrued unpaid interest is due on June 7, 2002. There is no prepayment penalty on the note. The Company accrued interest expense related to this note payable in the amount of approximately $115 thousand for the nine months ended December 31, 2001.

On August 14, 2001, the Company entered into a stock subscription agreement with SDAM, whereby SDAM agreed to purchase five million shares of common stock of the Company in five installments of $1 million each between August 20, 2001 and October 1, 2001. To date, proceeds relating to two installments have been received. No other proceeds have been provided. The Company has issued 2 million shares of common stock with a market value of $2.51 per share at the date of issuance in connection with the transaction, resulting in non-cash financing charges in the period ended September 30, 2001.

On December 5, 2001, the Company entered into a Promissory Note and Stock Pledge Agreement with NCFE in the amount of $4.0 million. The Promissory Note, as amended, carries an interest rate of fourteen percent (14%) per annum with all principal and interest due and payable on June 28, 2002.

FINANCING ARRANGEMENTS WITH SOCIETE FINANCIERE DU SEUJET LIMITED AND ITS AFFILIATES

On August 18, 2001, we executed a Securities Purchase Agreement as well as a Debenture and Equity Agreement with Societe Financiere du Seujet Limited ("Societe Financiere"), both for up to $83 million financing and $54 million in debenture financing, respectively.

Apart from and in addition to, the foregoing Societe Financiere agreements, the Company entered into a series of ten (10) Short Form Convertible Debentures, dated September 5, 2001 (some of which were amended as of September 10, 2001), with Societe Financiere or its affiliate, Sangate Enterprises, Inc. On October 1, 2001, a total of $40,000,000 was funded and 13.2 shares of our Common Stock were pledged and were issuable in satisfaction of these debentures. The funds were raised principally to fund the planned acquisition of TLC. On December 28, 2001, these debentures were paid off and the pledged shares were released. Societe Financiere received a cash commission of $2.4 million and 1 million shares of common stock for services rendered in this transaction.

CONVERTIBLE DEBENTURES AND DEBENTURES ISSUED TO PRIVATE INVESTMENT BANK OR ITS AFFILIATES

Effective December 19, 2001, the Company entered into a series of five short form debentures with Private Investment Bank Limited or its affiliates for up to an aggregate of up $85.0 million in financing as follows:

  Debenture No.                Amount                                  Shares of our Common Stock
                           (in thousands)                         Subject to Pledge and Issuance
                                                                           (in thousands)
         1.                $25,000                                              8,250
         2.                $15,000                                              4,950
         3.                $5,000 up to $20,000
         4.                $12,500
         5.                $12,500

Each of the debentures provides for the following terms: (a) a stated interest rate of seven percent (7%) per annum, payable at maturity, (b) a maturity date of June 28, 2002 and (c) collateral in the form of the Company's U.S. Government Medical gross accounts receivable in the amount of approximately one hundred forty percent (140%) of the total amount funded.

Debentures 1 and 2 provide that such debentures are convertible at the option of Private Investment Bank Limited at any time after January 1, 2002 by Private Investment Bank Limited or its designee, for the number of shares of our common stock pledged as collateral under each debenture. We may pre-pay these obligations in full without penalty at any time prior to maturity or conversion. Debentures 3, 4 and 5 can be pre-paid prior to maturity, without penalty, upon giving Private Investment Bank Limited written notice 14 days in advance of payment, but in any case not before March 28, 2002. This financing replaces and supercedes our September 5, 2001 financing arrangement with Societe Financiere.

On December 28, 2001, debentures 1 and 2 were funded for a total of $40.0 million and accordingly, the above-referenced shares in the aggregate amount of
13.2 million shares were pledged to Private Investment Bank Limited as collateral for the repayment of debentures 1 and 2 and are issuable in satisfaction of these debentures. The proceeds of debentures 1 and 2 were used to retire certain of our outstanding debentures with Societe Financiere with a maturity date of December 20, 2001. On January 4, 2002, debentures 3, 4 and 5 were funded for a total of $30.0 million. As of the date of this filing, an additional $15.0 million under the debentures remains available.

Societe Financiere du Seujet ("Societe Financiere") arranged the Private Investment Bank financing and for the December 28, 2001 issuance received a cash commission of $680 thousand. In connection with the January 4, 2002 issuance, Societe Financiere received a $2.7 million cash commission, 3.0 million shares of our common stock and a warrant to purchase 2.0 million shares of our stock at $4.20 per share. Additionally, 10.0 million shares of our common stock were pledged to Societe Financiere as collateral for the January 4, 2002 funding. Societe Financiere has the right to purchase bondholder position for the conversion rights of the 10.0 million shares at $3.00 per share.

BOND FINANCING AGREEMENT

In December 2001, we executed a definitive agreement with Societe Financiere for the issuance of bonds over the next 12 months with a minimum commitment of $300.0 million to a maximum of $1.0 billion. The bonds would be secured against our gross revenue accounts receivable, as defined in the agreement, bear interest at a stated interest rate of seven percent (7%) per annum and mature three years (3) from date of issue. There are other terms and conditions pertaining to sale of these bonds including a requirement that the collateral be, a) equal to at least one hundred fifty percent (150%) of all outstanding bonds and, b) the collateral cannot be less than fifty percent (50%) government obligations and not less than ninety percent (90%) government and private insurance company receivables. Additional conditions include that we satisfy our outstanding accounts receivable financing obligations and retain our current chairman and chief executive officer. In addition, we have the right to extend the maturity date for an additional two years with a one half percent (0.5%) increase in the interest rate. Societe Financiere will receive a cash commission equal to five and one half percent (5.5%) of the amount of bonds issued. As of the date of this filing we have not issued any bonds nor pledged any of our receivables under this arrangement.

MEDICARE REPAYMENT PLAN

TLCS, a subsidiary of the Company, has a repayment agreement ("the Agreement") with the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) for the repayment of all excess PIP amounts and all audit liabilities relative to periods through February 28, 2001. The outstanding balance at December 31, 2001 was approximately $58.5 million. The Agreement provides for aggregate monthly payments of principal and interest through May 2005. The required monthly payments are $750 thousand through February 2002, $1.0 million from March 2002 through November 2002, $1.5 million from December 2002 through May 2004 and $1.75 million from June 2004 through April 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the government rate of interest (currently at 13.75% per annum). United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company.

9) DISCONTINUED OPERATIONS

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd. ("e-Net"). On June 15, 2001, e-Net voluntarily filed for receivership. In accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment when the Measurement Date Occurs After the Balance Sheet Date but Before the Issuance of Financial Statements", the Company reflected the discontinued operations in the fiscal year ended March 31, 2001 and have reclassified the prior periods presentation to conform with the reporting requirements (see Note 2). The Company estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

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

                                          FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                 DECEMBER 31,                                DECEMBER 31,
                                           -------------------------                   -------------------------
                                            2001              2000                      2001             2000
                                         ----------         ---------                -----------      ----------
Net sales                                $      --        $   10,390                $    3,005        $   29,218

Total costs and expenses                        --            11,909                     6,357            34,806
                                         ---------        ----------                ----------        ----------
Operating loss from discontinued
     operations.                                --           (1,519)                   (3,352)           (5,588)

Interest and taxes                              --               314                      (31)             1,168
                                         ---------        ----------                ----------        ----------
Net loss from discontinued
     operations.                         $      --        $  (1,205)                $  (3,383)        $   (4,420)
                                         =========        =========                 =========         ==========


The following is a condensed balance sheet for e-Net at December 31, 2001 and March 31, 2001 (in thousands):

                                                                                   DECEMBER 31,        MARCH 31,
                                                                                       2001               2001
                                                                                    ---------         ----------

                  Total assets                                                      $   2,314         $    9,340
                                                                                    =========         ==========

                  Total liabilities                                                    11,221             14,904

                  Stockholder's deficit                                                (8,907)            (5,564)
                                                                                    ---------         ----------
                                                                                    $   2,314         $    9,340
                                                                                    =========         ==========



10) STOCK, WARRANTS AND STOCK OPTIONS

On May 30, 2001, the Company entered into an Investment Banking agreement with Societe Financiere. Under the Investment Banking agreement, the Company issued 1 million shares of its common stock as an investment-banking fee and arranged for an additional 500 thousand shares to be transferred to Societe Financiere from a Company shareholder. Societe Financiere is to provide the Company with qualified investors with the intent to raise a minimum of $21.0 million in new capital. If Societe Financiere is successful in introducing a qualified investor to the Company that provides funding of at least $21.0 million, the Company will issue an additional 1.0 million shares to Societe Financiere and a commission of 6% on the amount raised. The Company issued the additional shares and paid the commission in conjunction with the $40 million financing in October 2001, as described in Note 8.

During the nine months ended December 31, 2001, the Company granted 5.5 million options to purchase shares to its employees of the Company's stock at prices ranging from $0.00 to $19.13. These options were granted in accordance with the Company's stock option plans with exercise prices based on the market price of the Company's stock at time of grant, or according to employment agreements. The Board of Directors has approved these grants.

On June 13, 2001, the Company issued to TSI Technologies and Holdings, LLC ("TSI") a warrant to purchase 4.8 million shares of its common stock at an exercise price of $2.30 per share. The issuance of this warrant was in consideration for Company stock contributed by TSI on the Company's behalf during the fiscal year ended March 31, 2001. The Company accrued for the value of this warrant in the year ended March 31, 2001. The warrant value of $2.7 million was determined based on the Black-Scholes method using the market price of the Company's shares on June 13, 2001.

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

On October 8, 2001, the Company issued warrants to acquire 5.0 million shares of the Company's common stock at $0.01 per share to the former CEO of the Company in consideration of his departure from the Company. As a result, the Company has accrued non-cash compensation expense of $12.4 million in the quarter ended September 30, 2001.

11) BASIC AND FULLY DILUTED LOSS PER SHARE

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

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. A summary of the shares used to compute net loss per share is as follows (in thousands):


                                                            THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                                 2001            2000              2001          2000
                                                            --------------  --------------    -------------- -------------
    Weighted  average  common shares used to compute basic
      net loss per share..................................     99,429          80,331            88,143        79,795
    Effect of dilutive securities.........................     (6,808)             --            (2,441)           --
                                                            ----------     -----------        ----------   ----------
    Weighted average common shares used to compute
      diluted net loss per share..........................     92,621          80,331            85,702        79,795
                                                            ==========     ===========        ==========  ===========

As of December 31, 2001 and 2000, options and warrants to purchase approximately
55.0 million and 13.4 million shares of common stock were outstanding, respectively. The common stock equivalents that were anti-dilutive were excluded from the computation of diluted loss per share for the three and nine months ended December 31, 2001 and 2000 as such options and warrants were anti-dilutive. In accordance with SFAS No. 128, Earnings Per Share, the Company has included warrants to acquire 9.2 million shares in basic earnings per share because they are issuable for little or no cash consideration. These shares have been removed from diluted earnings per share because they are anti-dilutive.

12) SEGMENT INFORMATION

The Company derives its net sales from three operating segments: (1) Home Health Services comprised of skilled nursing care, home infusion and durable medical equipment, home care aides, and attendant care services, (2) Pharmacy Services comprised of pharmaceutical management and distribution services and (3) Internet based transaction and information services comprised of our Distance Medicine and Medical e-Business products. The Company's Product business segment has been discontinued as a result of e-Net voluntarily filing for receivership in June 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments; as such there is no separately identifiable statements of operations data below operating loss.

The Company's financial information by business segment is summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, assets included in the Other column includes $2.3 million and $9.3 million in assets from discontinued operations as of December 31, 2001 and March 31, 2001, respectively. (In thousands):


                                                          INTERNET      PHARMACY       HOME HEALTH        OTHER          TOTAL
                                                          --------     ---------      ------------        -----         -------
   Nine Months Ended December 31, 2001

   Net Sales.......................................     $ 4,468       $  56,397          $ 47,037         $    --        $107,902
   Operating (Loss) Before Depreciation and
       Amortization................................     (19,416)         (3,339)           (2,584)        (57,436)        (82,774)
   Depreciation and Amortization...................       1,760           1,656               736           1,923           6,075
   Operating Income (Loss).........................     (21,176)         (4,995)           (3,319)        (59,359)        (88,849)
   Capital Expenditures............................          14             956               162              44           1,176
   Total Assets at December 31, 2001...............       2,127         103,659           252,220          19,983         377,989

   Nine Months Ended December 31, 2000 (restated)

   Net Sales.......................................      $7,086       $  59,136          $     --          $   --       $  66,222
   Operating Loss Before Depreciation and
      Amortization.................................     (15,782)         (7,031)               --          (7,051)        (29,864)
   Depreciation and Amortization...................       5,651           1,949                --              69           7,669
   Operating Loss..................................     (21,433)         (8,979)               --          (7,121)        (37,533)

   Capital Expenditures............................       2,454             523                --             138           3,115
   Total Assets at March 31, 2001..................      36,303          13,890                --          14,863          65,056

During the nine months ended December 31, 2001, the Company's U.S. operations from its internet segment had one customer whose sales, on an individual basis, represented over 5 percent of internet operations' net sales for an aggregate of
28.6 percent. This customer, NCFE a related party, represented less than 5 percent of the Company's total sales. The Company's U.S. sales from its pharmacy services and home health services segments are paid through third party payors including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients. During the nine months ended December 31, 2001, approximately 62.48% of the sales from these segments were reimbursable by Medicare and Medicaid.


                                                          INTERNET      PHARMACY       HOME HEALTH        OTHER          TOTAL
                                                          --------     ---------      ------------        -----         -------
   Three Months Ended December 31, 2001

   Net Sales........................................      $    912    $  16,357       $   37,943       $     --        $55,212
   Operating (Loss) Before Depreciation and
       Amortization.................................        (1,922)       1,458           (3,279)        (6,125)        (9,868)
   Depreciation and Amortization....................         1,224        1,236              714            399          3,573
   Operating Income (Loss)..........................        (3,146)         222           (3,993)        (6,524)       (13,441)
   Capital Expenditures.............................            14          649              148             42            853
   Total Assets as of December 31, 2001.............         2,127      103,659          252,220         19,983        377,989

   Three Months Ended December 31, 2000

   Net Sales........................................      $  1,190    $  21,403       $      --        $     --        $22,593
   Operating (Loss) Before Depreciation and
      Amortization..................................        (5,417)      (2,351)             --          (2,509)       (10,277)
   Depreciation and Amortization....................         1,878          976              --              29          2,883
   Operating (Loss).................................        (7,295)      (3,327)             --          (2,538)       (13,160)
   Capital Expenditures.............................         1,628          302              --              84          2,014
   Total Assets as of March 31, 2001................        36,303       13,890              --          14,863         65,056

13) RELATED PARTY TRANSACTIONS

On December 24, 2001, we entered into a Consulting and Advisory Agreement with Wilson Associates, G.P. ("Wilson"). Wilson has common ownership with TSI Holdings, LLC a significant shareholder of the Company. We agreed to issue
1.9 shares of our common stock, in consideration for general business consulting services rendered by Wilson. In connection with this transaction, Wilson was an "accredited investor" and executed a standard investment representation letter. Wilson was provided with full disclosure regarding our company. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent. We relied on
Section 4(2) of the Securities Act.

As disclosed in the Form 10-K filed as of and for the year ended March 31, 2001, the Company entered into a management agreement with TegRx Pharmacy Management Co., Inc. ("TegRx"), a related party of Chartwell. TegRx is to be paid a management fee of the greater of $200 thousand per month or 40 percent of EBITDA of the Prime Rx and Resource Pharmacies for the previous month. During the nine months ended December 31, 2001, the Company incurred $1.9 million in expense under this agreement.

During June 2001, the Company issued 1.0 million shares to Quantum Digital Solutions Corporation to satisfy its existing and future obligations through March 31, 2002 for capital contributions related to its joint venture.

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

Sutro NASD Arbitration No. 2

An investor in the Company has sued Sutro for failing to honor commitments and failure to act in accordance with its fiduciary duties. This matter was being arbitrated before the National Association of Securities Dealers. As part of the Sutro No. 1 NASD Arbitration settlement described above, on October 22, 2001, the Company agreed to settle the matter for 1.3 million shares and registered stock valued at $720 thousand.

Network Pharmaceuticals vs. e-MedSoft.com and National Century Financial Enterprises, Inc

The Company's relationship with the principal shareholders of PrimeRx has been troubled and is further described in the Form 10-K filed by the Company as of and for the year ended March 31, 2001.

On July 16, 2001, Network Pharmaceuticals, Inc. ("Network") filed a complaint against the Company and National Century Financial Enterprises, Inc. ("NCFE") alleging breach of the March 2001 Settlement Agreement. The complaint states causes of action for breach of contract, breach of representations and warranties, breach of fiduciary duty, and for accounting and the imposition of a constructive trust. The Company was served with the lawsuit on or about August 10, 2001. On or about August 30, 2001, the Company filed and served its Petition to Compel Arbitration of this matter which was ordered by the court on or about on September 26, 2001. On or about October 19, 2001 the Plaintiff filed an application seeking attachment of approximately $14 million of the Company's assets pending resolution of this action. Network's request for attachment was denied. On or about November 6, 2001,we filed documents with the American Arbitration Association ("AAA") denying the allegations raised by Network and counterclaiming against Network and its alleged co-conspirators, for over $120 million. We have stated causes of action for fraud in the inducement of three separate agreements, breach of three separate contracts, intentional interference with contractual relations, conversion, extortion and unfair business practices and rescission. Our claim indicates that the defendants have breached contracts with us in numerous ways, have improperly inflated the numbers of businesses that they owned to defraud us into doing business with them, to steal our technology, and that they failed to perform their obligations under agreements with them. An arbitrator has been selected and arbitration is tentatively scheduled for April 2002. Discovery is also in the process of being scheduled.

As a result of numerous disputes with PrimeRx and its principal shareholders and Network , management has re-evaluated its relationship with Network and on August 1, 2001 ceased exercising control over Network's operations.
Accordingly, the Company has decided to suspended consolidation of Network in its financial statements effective August 1, 2001. As a result, the Company's Condensed consolidated balance sheet at December 31, 2001 reflects a net liability of $3,426,000 which represents the net liabilities of Network at the date the Company ceased consolidation of Network.

TLCS Contingencies

H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of TLCS for the territory comprising certain counties in and around Los Angeles, California, and their holding company, instituted an action against TLCS subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of TLCS. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between TLCS and certain of the named plaintiffs. The plaintiffs are seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Pursuant to a Motion for Summary Judgment, the court granted all of the individual defendants' Motion for Summary Judgment dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California Franchise Law. Trial is scheduled for September 2002.

On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health Inc. and Jacquelyn Klooster, two former home health case licensees of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company's motion to dismiss all counts except for one count were dismissed by the Court. The Company's motion for summary judgment was granted on May 25, 2001, which reduced the lawsuit to one for breach of contract only.

VidiMedix Contingencies

Certain former securities holders of VidiMedix have filed a Petition against the Company arising out of the Company's acquisition of VidiMedix. Plaintiffs seek a judgment compelling the transfer of shares of the Company, money damages, punitive damages, attorney's fees, and interest. The Company has either resolved or intends to resolve its disputes with most of the plaintiffs, but will defend vigorously against two remaining plaintiffs. The terms of the settlement required the Company to pay approximately $4.1 million in a combination of cash and common stock.

Illumea (Asia)

On December 13, 2000, Illumea (Asia), Ltd., et al ("Plaintiffs") filed a First Amended Complaint against the Company arising out of the Company's acquisition of Illumea. On August 8th, 2001, the Court granted the motion of all plaintiffs except Illumea (Asia), Ltd. ("IAL") and Nathalie Doornmalen to dismiss their own claims without prejudice. Accordingly, the only remaining claims are those by IAL and Doornmalen.

On March 26, 2001, the Company filed a Counterclaim against IAL and Nathalie Doornmalen for breach of contact, breach of fiduciary duty and fraud. The Counterclaim alleges that IAL and Doornmalen have refused to repay the Company for providing funding and equipment to IAL, and that Doornmalen failed to make certain disclosures in connection with the merger between Illumea and the Company. The parties have filed answers to the First Amended Complaint and the Counterclaim, respectively. Discovery has been completed except for one deposition. The defendants have filed a motion for summary judgment on the entire first amended complaint, and the counterclaim by us and Illumea for fraud in connection with their financing of IAL. The parties are awaiting a ruling on that motion. The Final Pretrial Conference will take place on March 1, 2002, and the trial is expected to commence in April 2002.

Trebor O. Corporation

On June 29, 2001 Trebor O. Corporation, a California corporation doing business as Western Pharmacy Services, filed suit against the Company and various individuals in Los Angeles Superior Court charging breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious interference. Plaintiff seeks in excess of $5.0 million in compensatory damages. The Company disputes these claims. Written discovery has commenced. No trial date has been set.

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

15) SUBSEQUENT EVENTS AND OTHER MATTERS

On January 8, 2002, the Company announced that it had signed a definitive agreement to acquire Addus HealthCare, Inc. ("Addus"). Addus, with revenues in calendar 2000 exceeding $210 million, is a nationally recognized provider of high quality home health care services and supplemental health care staffing. Addus provides comprehensive home care services including skilled nursing, personal care aides, respiratory therapy, rehabilitation, and home medical equipment and supplies.

On January 9, 2002, the Company officially changed its corporate name from e-Medsoft.com to Med Diversified, Inc. The Company's common stock (AMEX: MED) will trade under the new corporate name. Stockholders approved the change of the Company's name at the Annual Shareholders Meeting held December 27, 2001 in Nashua, New Hampshire.

16) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On October 3, 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003.

The Company does not anticipate the impact of the Statement will be material to the Company's consolidated financial statements.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

When it adopts FAS 141 for acquisitions prior to June 30, 2001, the Company expects to have unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets in the amount of $2.3 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.7 million and $1.2 million for the fiscal year ended March 31, 2001 and the nine months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                                     ITEM 2
                              MED DIVERSIFIED, INC.

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

OVERVIEW

On October 19, 2001, the Company signed a definitive merger agreement to acquire TLCS, headquartered in Lake Success, New York. Under the merger agreement the Company has made an all cash tender offer, wherein TLCS shareholders would receive $1.00 per share in the Company's common stock. The tender offer commenced October 30, 2001 and expired November 27, 2001. At the end of the tender offer, 10.4 million shares ("Shares") or approximately 87.8% of the outstanding shares of TLCS were tendered.

Under the merger agreement, the Company on December 12, 2001 exercised its option to acquire from TLCS an additional 2.8 million shares of its common stock at an exercise price of $1.00 per share. These shares, when added to the Shares previously acquired, gave the Company 13.2 million or approximately 90.17%, of the total outstanding shares of TLCS.

Further, effective February 14, 2002 Med Diversified finalized the legal merger with TLCS. In connection with the Merger, each share of TLCS stock owned by Med Diversified was canceled and retired. Upon completion of the Merger, TLCS's stock is no longer registered and is no longer publicly traded. The Company accounted for the TLCS acquisition under the purchase method.

On August 6, 2001 the Company completed its merger with Chartwell. Under the plan of merger, the Chartwell shareholders received 500,000 shares of a newly created convertible preferred stock of the Company ("Preferred Stock"). The Chartwell shareholders also received warrants to purchase common stock exercisable over 5 years with a limit of 4 million per year at a strike price $4.00 per share. Each share of Preferred Stock is automatically convertible into 100 shares of the Company's common stock. On December 27, 2001 a majority of the Company's shareholders approved the issuance of the 70 million shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. The Preferred Stock was entitled to voting rights along with the Company's common stock on all matters except for the vote to approve the issuance of common stock upon conversion of Preferred Stock.

Network Pharmaceuticals, Inc. ("Network") is a wholly owned subsidiary of PrimeRx.com, a closely held pharmacy management company of which we own 29% and have managed pursuant to a Management Services Agreement since April 2000. As described in the Form 10-K as of and for the period ended March 31, 2001, we have included Network in our consolidated financial statements as of and for the period ended March 31, 2001. As described in our 10-K, our relationship with PrimeRx and Network has been a troubled one characterized by numerous disputes, some of which have resulted in litigation.

Management has reevaluated its relationship with Network and the numerous historical and current disputes with PrimeRx, its principal shareholders and Network. Accordingly, the Company has decided to suspend consolidating Network in its financial statements effective August 1, 2001 and cease consolidation of Network until all disputes with the shareholders of PrimeRx have been resolved. The settlement of these disputes may result in terms that might preclude the Company's consolidation of Network subsequent to August 1, 2001. The Company is presently unable to evaluate the ultimate outcome of the resolution of the disputes and the effects, if any, on the consolidated condensed financial statements. As a result, the financial statements included herein exclude operating results of Network from August 1, 2001 through December 2001. As a result, the Company's consolidated balance sheet at December 31, 2001 reflects a net equity in liabilities of unconsolidated subsidiary of $3.4 million which represents the net liabilities of Network at the date the Company ceased the consolidation of Network.

On October 8, 2001, the Company signed an agreement with MetCare Rx ("MetCare") to transfer certain pharmacy operating and management responsibilities from PrimeRx. Under the agreement, MetCare assumed all operating revenues and expenses for PrimeRx's remaining operating facilities. Accordingly, PrimeMed did not record operating activities subsequent to the date of the agreement.

RESULTS OF OPERATIONS

Results of Continuing Operations:

The results of operations presented herein reflect the unaudited consolidated net sales and expenses from continuing operations for the three and nine months ended December 31, 2001 and 2000.

Information presented in the table below is unaudited (in thousands):


                                                        DECEMBER 31, 2001         DECEMBER 31, 2000
                                                      3 MONTHS      9 MONTHS     3 MONTHS      9 MONTHS
                                                    -----------   -----------  -----------   ----------
                                                                              (AS RESTATED) (AS RESTATED)
                                                                              ------------   -----------


Net sales.......................................    $   55,212    $  107,902   $   22,594    $   66,222
Costs and expenses:
   Cost of sales................................        33,160        71,343       17,398        47,847
   Research and development.....................           496         2,965        1,114         6,364
   Sales and marketing..........................           695         5,714        2,907         5,506
   General and administrative...................        30,729        97,590       11,452        34,860
   Asset impairment charges.....................            --        11,635           --            --
   Restructuring charges........................            --         1,429           --         1,510
   Depreciation and amortization................         3,573         6,075        2,883         7,669
                                                    ----------    ----------   ----------    ----------
Total costs and expenses........................        68,653       196,751       35,754       103,756
                                                    ----------    ----------   ----------    ----------
Operating loss from continuing operations.......    $  (13,441)   $  (88,849)  $  (13,160)   $  (37,534)
                                                    ==========    ==========   ==========    ==========
Net loss from continuing operations.............    $  (25,652)   $ (109,442)  $  (14,334)   $  (38,268)
                                                    ==========    ==========   ==========    ==========

As noted above, Chartwell's income from operations under management for the three months ended December 31, 2001 totaled $1.2 million.

The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three months ended December 31, 2001 (in thousands):


                                                 Chartwell        Joint Ventures*
Net sales                                         $ 27,837             $18,442
Cost of sales                                      (19,543)            (10,516)
                                                  --------             -------
Gross profit                                         8,294               7,926
Operating expenses                                  (6,116)             (3,993)
                                                  --------             -------
Income from operations                               2,178               3,933
Depreciation and amortization                         (285)               (272)
Other income/(expense)                              (1,161)               (251)
Equity in earnings of joint venture                  1,579                  --
Joint venture earnings allocated to
 other members                                          --              (1,831)
                                                  --------             -------
Net income                                        $  2,311              $1,579
                                                  ========             =======


*Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger the Company has investments in nine (9) joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company's ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and seven with 50 percent interest accounted for on the equity basis of accounting. The Company's weighted average interest in the revenue under management of these joint ventures for the three months ended December 31, 2001 is 52.18 percent. Total Chartwell revenue under management for the three months ended December 31, 2001, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, is $46.3 million.

NET SALES

NET SALES

Net sales for the three and nine months ended December 31, 2001 and 2000 are summarized as follows (in thousands):

                                               THREE MONTHS                        NINE MONTHS
               SEGMENT                    2001              2000              2001             2000
               -------                    ----              ----              ----             ----

         Internet                       $   912            1,190             4,468           7,086

         Pharmacy                        16,357           21,403            56,397          59,136

         Home health                     37,943               --            47,037              --
                                         ------           ------           -------          ------

                                        $55,212           22,593           107,902          66,222
                                         ======           ======           =======          ======

Net sales in the internet segment decreased by approximately 23% and 27% in the three and nine months ended December 31, 2001 as compared to the comparable periods of the prior year. These decreases resulted primarily from the Company's efforts at focusing on more profitable products, lower consulting revenues during the respective periods, and the Company's decision to abandon products that were not considered likely to be profitable in the future.

Pharmacy revenues for the three and nine months ended December 31, 2001 and 2000 are summarized as follows (in thousands):

                                               THREE MONTHS                        NINE MONTHS
               SEGMENT                    2001              2000              2001             2000
               -------                    ----              ----              ----             ----

         PrimeRx                              0           18,897            25,352           53,676

         Chartwell                       13,336                0            22,243                0

         Resource                         3,021            2,506             8,802             5,460
                                         ------           ------            ------           -------
                                         16,357           21,403            56,397            59,136
                                         ======           ======            ======           =======

PrimeRx, including Network, revenues decreased in the three and nine months ended December 31, 2001 compared to comparable periods in 2000 as a result of the Company's decision to not consolidate Network subsequent to August 1, 2001 and the Company's decision to dispose of unprofitable pharmacy operations of PrimeRx in the first and second quarters of fiscal 2002.

Chartwell pharmacy revenues of $13,336 and $22,243 in the three and nine months ended December 31, 2001 increased over comparable prior year periods as a result of the August 6, 2001 acquisition of Chartwell.

Resource pharmacy revenues increased in the nine months ended December 31, 2001 compared to 2000 as a result of having a full nine months revenue in 2001 while 2000 reflects pharmacy revenues subsequent to the June 2000 acquisition of Resource.

Home health revenues increased from $0 in the three and nine months ended December 31, 2000 to $37,943 and $47,037 during the three and nine months ended December 31, 2001. These increases were a result of home health revenues generated as a result of the Chartwell and TLCS acquisitions. Chartwell had $14,500 and $23,595 of home health revenues in the three and nine months ended December 31, 2001. The home health revenues from Chartwell for the nine months ended December 31, 2001 reflects revenue earned subsequent to the acquisition of Chartwell on August 6, 2001. Home health revenues from TLCS of $23,442 represents revenues generated subsequent to the November 28, 2001 acquisition of TLCS.

COSTS AND EXPENSES

    Cost of Sales

Cost of sales for the three and nine months ended December 31, 2001 and 2000 are summarized as follows (in thousands):

                                               THREE MONTHS                        NINE MONTHS
               SEGMENT                    2001              2000              2001             2000
               -------                    ----              ----              ----             ----

         Internet                          $362           $1,257            $3,069           $4,334

         Pharmacy                        10,108           16,141            38,485           43,513

         Home health                     22,690               --            29,789               --
                                         ------           ------            ------           ------

                                        $33,160          $17,398           $71,343          $47,847
                                         ======           ======            ======           ======

Cost of sales as a percentage of sales for the three and nine months ended December 31, 2001 and 2000 are summarized as follows:

                                               THREE MONTHS                        NINE MONTHS
               SEGMENT                    2001              2000              2001             2000
               -------                    ----              ----              ----             ----

         Internet                            39.7%           105.6%             68.7%            61.2%

         Pharmacy                            61.8%            75.4%             68.2%            73.6%

         Home health                         59.8%              --              63.3%              --

Internet cost of sales declined in the three months and nine months ended December 31, 2001 compared to the same periods in 2000 as a result of the Company's decision to abandon certain products. Cost of sales as a percentage of sales in the three months ended December 31, 2001 as compared to the same period in 2000 is a result of a decrease in consulting services which have a significantly lower gross margin than sales of products.

Pharmacy cost of sales in the three months and nine months ended December 31, 2001 decreased with the same periods in 2000 because of the Company's decision to cease consolidation of Network effective August 1, 2001 and the disposal of unprofitable pharmacy operations, offset by pharmacy cost of sales associated with Chartwell revenues. The gross margin on Chartwell revenues is higher than those on Network and other pharmacy operations in 2000.

Home health cost of sales represents cost of sales for certain services provided by Chartwell and TLCS.

    Research and Development

Research and development costs consist mainly of salaries, consultant fees, and equipment costs of the internal development of new software and Internet products in the United States. During the three and nine months ended December 31, 2001 we expensed approximately $496 thousand and $3.0 million in development costs, respectively, and capitalized approximately $225 thousand and $1.0 million of software development costs, respectively. During the three and nine months ended December 31, 2000 we expensed approximately $1.1 million and $6.4 million in development costs, respectively, and capitalized approximately $1.4 million of software development costs for the nine month period ended December 31, 2000. These development costs were incurred for new Internet products and additional solutions to be integrated with our existing Internet-based health care management system. These costs have decreased during the current year mainly because most of the development occurred during the prior year and as a result of implementing various cost cutting measures. The costs incurred and capitalized to deferred software will be amortized into expense over the useful life of the resulting software products once such software products are in service or available for sale. For the three and nine months ended December 31, 2001 $100 thousand and $1.4 million of the deferred software costs have been amortized, respectively, and reflected in either cost of sales or amortization expense, as appropriate. During the period ended December 31, 2000, approximately $67 thousand was amortized.

    Sales and Marketing

Sales and marketing costs consist primarily of costs for salaries, travel, advertising, marketing literature, and seminars. These costs reflect our business strategy to increase markets and customers throughout the United States. Sales and marketing costs for the three month period ended December 31, 2001 decreased from $2.9 million in 2000 to $695 thousand in 2001, and increased slightly for the nine month period ended December 31, 2001 by approximately $200 thousand. The increase reflected for the nine months ended is mainly attributable to an increase in the sales and marketing force in our first quarter to deploy our medical e-business products and services. During the second and third quarters, these activities were curtailed through reduction in sales force personnel and reduction in the pharmacy division activities causing a decrease in these costs during the third quarter. In addition, during the nine months ended December 31, 2000, we included in marketing costs approximately $1.3 million of amortization expense relating to the Distribution Channel asset that was subsequently written off in the fourth quarter of fiscal 2001. These reductions have been slightly offset by the increases relating to the newly acquired businesses (see Note 4).

    General and Administrative, including Non Cash Compensation

General and administrative costs consist principally of salaries, facility costs, analysis and professional fees. These costs increased by approximately $19.2 million and $62.7 million, respectively for the three and nine months ended December 31, 2001 as compared to the same periods in 2000. A summary of the increase in general and administrative costs in the three and nine months ended December 31, 2001 from the similar periods in 2000 is as follows:


                                                                            (in millions)
                                                                 THREE MONTHS             NINE MONTHS
         General and administrative costs
         - periods ended December 31, 2000                              $11.5                   $34.9

         Chartwell                                                        8.1                    13.3

         TLCS                                                            11.7                    11.7

         Non cash compensation increase                                   3.9                    42.5

         Other                                                           (4.5)                   (4.8)
                                                                       ------                  ------
         General and administrative costs
         - periods ended December 31, 2001                              $30.7                   $97.6

The increase in general and administrative costs of $8.1 and $13.3 relative to Chartwell represent the general and administrative costs incurred at Chartwell subsequent to the acquisition of Chartwell on August 6, 2001. General and administrative costs incurred at Chartwell have been approximately $2.7 million per month since the acquisition.

TLCS was acquired by the Company on November 28, 2001. Included in the TLCS general and administrative costs is $2.7 million for cash bonuses paid to management. The Company anticipates charges to the statements of operations relative to these bonuses for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002 of $3.5 million, $1.8 million, $0.8, and $0.2 million respectively. Approximately, $3.9 million of non cash compensation to management of TLCS is reflected in the increase in non cash compensation.

Non cash compensation during the three and nine months ended December 31, 2001 is summarized as:


                                                                           (in millions)
                                                                 THREE MONTHS          NINE MONTHS
         Investment bank fees for security
         purchase agreements                                           $                    $  8.9

         Legal fees                                                                             .9

         Severance to former chief executive officer
         (non cash)                                                                           14.3

         Bonus to current chief executive officer
         (non cash)                                                                            7.1

         Bonuses to TLCS management                                       3.9                  3.9

         Other                                                         ______               ______

                                                                       $  3.9               $ 35.1
                                                                       ======               ======

Investment bank fees represent warrants issued for security purchase agreements which were incurred because of the Company's need to obtain necessary funding associated with acquisitions and working capital needs.

Legal fees represent warrants issued to legal counsel for services performed. In October 2001, the Company entered into a severance agreement with John Andrews, former chief executive officer. Included in the settlement were warrants valued at approximately $14.3 million.

Bonus to current chief executive officer represents the value of warrants issued to Frank Magliochetti, the current chief executive officer as a non cash bonus to enter into his employment contract with the Company.

In November 2001 the Company acquired approximately 90% of the outstanding common shares of TLCS. Certain officers of TLCS entered into employment agreements with the Company and were issued warrants to purchase Company stock. The expense associated with those warrants was $3.9 million for the period subsequent to the acquisition of TLCS through December 31, 2001. The Company anticipates charges to the statements of operations associated with these warrants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 of $4.3 million, $2.1 million, $1.0 million, and $0.2 million, respectively.

The remaining change in the general and administrative costs in the three and nine months ended December 31, 2001 compared to comparable periods in 2000 is a result of a decrease in general and administrative costs resulting from reductions in work force in the internet segment, the closure of unprofitable pharmacy operations and the decision of the Company that consolidation of Network was no longer appropriate effective August 1, 2001, which is partially offset by management fees incurred to TegRx.

    Asset Impairment Charges

During the nine months ended December 31, 2001, the Company incurred asset impairment charges as follows:

MEDPRACTICE SOFTWARE DEVELOPMENT COSTS

To date, the Company has experienced lower than anticipated revenue growth in relation to the development of the MedPractice software. Based upon the lack of capital infusion and the Company's strategic decision to allocate its resources into profitable product lines, the Company decided to abandon this project. The Company has recorded a loss of impairment of $8.4 million during the second quarter ended September 30, 2001 for the write-down of software development costs related to the MedPractice product.

QDS TECHNOLOGY LICENSING

As a result of continued delays in the progress of the product's marketability, the Company's reduced commitment to product development and the decrease in market valuations of technology companies, management revised its analysis of its' investment in Quantum. At September 30, 2001 the license value of $2.8 million and remaining investment of $524 thousand were written off.

    Restructuring Costs

Restructuring costs were $1.4 million and $1.5 million for the nine months ended December 31, 2001 and 2000, respectively. These costs are a result of the restructuring plan the Company put into effect in September 30, 2000.

    Depreciation and Amortization

Depreciation and amortization for the three and nine month periods ended December 31, 2001 includes depreciation of equipment of approximately $630 thousand and $1.7 million, respectively, and the amortization of goodwill and other intangibles of $3.3 million and $4.3 million, respectively. Depreciation and amortization for the three and nine month periods ended December 31, 2000 includes depreciation of equipment of approximately $679 thousand and $1.7 million, respectively, and the amortization of goodwill and other intangibles of $2.2 million and $5.9 million, respectively. The decrease in these expenses of $355 thousand for the third quarter and $3.0 million for the nine months are due to the decrease in goodwill amortization as a result of the write down of goodwill taken in fiscal 2001 of approximately $75.5 million. These decreases are offset from the inclusion of $505 thousand and $1.3 million in depreciation and amortization for the three and nine months ended December 31, 2001 from Chartwell and TLCS acquired during these periods.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have increased to a net expense of $14.1 million and $23.5 million for the three and nine months ended December 31, 2001 compared to a net expense of $1.2 million and $852 thousand for the three and nine months ended December 31, 2000. Interest expense of $21 million for the nine months ended December 31, 2001 included approximately $2.3 million in interest expense to accrue for the accretion to the preferred stock acquisition debt and $3.0 million in non-cash financing charges for stock issued at a discount for cash. These charges were made during the second quarter of 2002. Interest income was $90 thousand for the nine months ended December 2001 compared to $1.3 million for the nine months ended December 31, 2000 as a result of the low cash balance at the beginning of the current year of $2.1 million compared to that of $55.6 million at March 31, 2000. Other expense of $2.4 million for the nine month period ended December 31, 2001 includes an expense of approximately $2.3 million as a result of loss on the disposal of assets in the second quarter ended September 30, 2001.

Results of Discontinued Operations:

The results of discontinued operations presented herein reflect the operations of, e-Net Technology Ltd, located in the U.K. On June 14, 2001, e-Net voluntarily filed for receivership. At the end of our fiscal year March 31, 2001, e-Net had in place a bank credit facility with the Bank of Wales for 2 million pounds sterling, which is approximately $2.8 million. During the month of May 2001, e-Net had approximately 700 thousand pounds sterling, which is approximately $1.0 million available under its credit facility. However, during this period the bank notified e-Net of its failure to meet all of the required covenants under the line and implemented the demand feature under the terms of the line. Efforts were taken to obtain a waiver on the defaults and to negotiate a new line of credit. Such efforts failed and as a result the Company voluntarily placed e-Net into receivership. Since we had previously decided that the resale of computer hardware and software was no longer in line with our business strategy, we concluded that our capital resources should be allocated to our domestic products. We hired a receiver for e-Net to prepare and administer a plan of disposition that would concentrate on selling or closing the resale business in the U.K. In August 2001, a new receiver was appointed by e-Net's creditors. Through December 31, 2001 the receiver has concentrated on disposal of assets and accumulation of creditor claims.

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

The net sales, expenses, net assets and net liabilities of e-Net have been combined in our consolidated condensed financial statements under discontinued operations. These operations represented 100 percent of our product business segment and contributed less than one percent to any other business segment. The financial information included herein is for the three and nine months ended December 31, 2001 and 2000 and provides the components comprising the results from discontinued operations (in thousands):


                                                FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                       DECEMBER 31,                 DECEMBER 31,
                                                  2001              2000         2001            2000
                                              --------------    ------------ -------------   ------------
     Net sales..............................          $  --         $ 10,390       $  3,005        $ 29,218

      Total costs and expenses..............             --           11,909          6,357          34,806
                                               ------------     ------------    -----------     -----------
     Operating loss from discontinued
     operations.............................             --          (1,519)        (3,352)         (5,588)
                                               ------------     ------------    -----------     -----------

     Interest and taxes.....................             --              314            (31)          1,168
                                               ------------     ------------    -----------     -----------
     Net loss from discontinued operations..        $    --        $ (1,205)     $  (3,383)       $ (4,420)
                                               ============     ============    ===========     ===========


NET SALES

COSTS AND EXPENSES

Costs and expenses for the nine month period ended December 31, 2001 and 2000, include, respectively, cost of sales of $2.6 million and $24.1 million, operating expenses of $3.6 million and $9.5 million (includes sales and marketing costs and general and administrative costs) and depreciation and amortization of $241 thousand and $1.2 million.

o Cost of sales represents e-Net cost of hardware and software products plus the cost of installation and delivery.

o Sales and marketing costs for e-Net operations consists primarily of salaries and travel costs of e-Net's sales force, marketing literature and advertising. These costs for the nine months ended 2001 and 2000 were approximately $198 thousand and $5.2 million, respectively. The decrease in the nine months ended December 31, 2001 was the result of the Company's decision to file for voluntary receivership.

o General and administrative costs of approximately $3.3 million and $3.7 million for the nine month period ended December 31, 2001, respectively, include general office costs, executive and administrative salaries, asset write downs and professional fees. The decrease in 2001 was a result of discontinuing e-Net operations. However, this decrease was offset during the same period as a result of severance costs, receivership fees, asset write-downs and other professional fees associated with discontinuing the operations and filing for voluntary receivership. o Depreciation for the current period decreased from $1.2 million for the nine months ended December 31, 2000 to $241 thousand. This decrease is directly related to the discontinuance of operations and the resulting write down of related assets at the end of fiscal 2001.

LIQUIDITY

Since its inception, the Company has incurred accumulated losses of $399 million, including losses in the three and nine months ended December 31, 2001 of $26 million and $113, respectively. The accumulated losses at December 31, 2001 include $212 million of asset impairment charges through December 31, 2001. The change in stockholders deficit from $41.6 million at September 30, 2001 is the result of the conversion of the Preferred Shares issued by the Company relative to the Chartwell acquisition into common shares of the Company resulting in an increase in stockholders' equity of $73.6 million.

In addition, the Company has consistently had negative working capital from continuing operations, including approximately $151.7 million at December 31, 2001, and lower than needed levels of cash, including $6.5 million of cash and cash equivalents at December 31, 2001. The Company has consistently used cash in operations, including cash used in operating activities of $37.1 million in the nine months ended December 31, 2001 and $32.6 million and $5.0 million in the years ended March 31, 2001 and 2000, respectively. As a result, the Company has relied upon funding through loans from private investors, sales of equity securities, and various credit facilities. These sources of funding have often included terms that are less favorable than management of the Company desires. However, the Company's need to funds to meet current operating needs, as well as funds necessary for acquisitions has required the Company to enter into such less favorable agreements.

The Company has projected that it cannot meet current cash operating needs through June 30, 2002 without other sources of funds. In addition, as a company listed on the American Stock Exchange ("Amex") the Company is subject to certain minimum levels of stockholders equity. Without additional equity issuances in the quarter ended March 31, 2002, management anticipates that the Company's stockholders' equity at March 31, 2002 will be below the required levels. As a result, the Amex might take certain actions which could make it more difficult for the Company to obtain equity or debt financing.

The Company has entered into a series of short-term debentures (see Note 8), however, those debentures, if not converted into the Company's common stock are due June 28, 2002.

In December 2001, we executed a definitive agreement with Societe Financiere for the issuance of bonds over the next 12 months with a minimum commitment of $300.0 million to a maximum of $1.0 billion. The bonds would be secured against our gross revenue accounts receivable, as defined, have a stated interest rate of seven percent (7%) per annum and mature in three years (3) from date of issue. There are other terms and conditions pertaining to the sale of these bonds including a requirement that the collateral be, a) equal to at least one hundred fifty percent (150%) of all outstanding bonds and, b) the collateral cannot be less than fifty percent (50%) government obligations and not less than ninety percent (90%) government and private insurance company receivables. Additional conditions include that we satisfy our outstanding accounts receivable financing obligations and retain our current chairman and chief executive officer. If our current chairman and chief executive officer were to leave the Company for any reason, the bonds would be immediately callable. We have the right to extend the maturity date for an additional two years with a one half percent (0.5%) increase in the interest rate. Societe Financiere will receive a cash commission equal to five and one half percent (5.5%) of the amount of bonds issued. As of the date of this filing we have not issued any bonds nor pledged any of our receivables under this arrangement.

The TLCS financing agreement contains certain covenants under which TLCS is currently in breach. TLCS has obtained all necessary waivers from the financing facility on those covenants through December 31, 2002. If the financing facility does not continue to make purchases of accounts receivables, TLCS would not have sufficient cash to support its current level of operations. In addition, TLCS has historically used cash in its operating activities. During the years ended February 28, 2001, and 2000 and the six months ended September 30, 2001, TLCS used cash in operating activities of $25.4 million, $21.2 million and $6.6 million, respectively. Furthermore, TLCS has approximately $58.5 million in Medicare and Medicaid liabilities that are payable over the next four years.

Although the Company has entered into agreements to provide funding, the sale of common stock relative to the fundings is contingent upon many performance targets that we have not demonstrated that we can meet. Therefore, we cannot depend on these financing facilities to provide us the required funding to meet our operational needs. In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

1.   Implement our business strategy.

2. Obtain additional funding either in the form of equity or debt financing to support our operating cash requirements as well as cash required for acquisitions through June 30, 2002.

3. Successfully renegotiate the terms of the $70 million Short Form Convertible Debentures due June 28, 2002.

4. Successfully integrate Chartwell and TLCS' operations with ours to take benefit of cost savings and potential generation of future sales to provide sources of additional funds.

5.   Renegotiate TLCS Financing Agreement to ensure cash is available.

If the Company is not successful in obtaining the funding or resolving the matters referred to above, and it does not obtain other sources of funding to replace these commitments, it may not be able to fund its operations or support capital needs and business strategy beyond June 30, 2002. Accordingly, the Company's ability to continue as a going concern is in question.

The Company's independent auditors stated in their "Report of Independent Accountants" on the Company's consolidated financial statements as of and for the year ended March 31, 2001 that there is substantial doubt about the Company's ability to continue as a going concern.

If we decide to enter into any other business ventures that would require additional cash, we will need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements.

We may be unable to raise any additional amounts on reasonable terms, or at all, when needed. If we are unable to raise such additional funding, we would have to curtail operations or merger and acquisition activities, which in turn would have an adverse effect on our financial position and results of operations and our ability to operate.

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

NETWORK PHARMACEUTICALS

On July 16, 2001, Network Pharmaceuticals, Inc. ("Network") filed a complaint against the Company and National Century Financial Enterprises, Inc. ("NCFE") alleging breach of the March 2001 Settlement Agreement. The complaint states causes of action for breach of contract, breach of representations and warranties, breach of fiduciary duty, and for accounting and the imposition of a constructive trust. The Company was served with the lawsuit on or about August 10, 2001. On or about August 30, 2001, the Company filed and served its Petition to Compel Arbitration of this matter which was ordered by the court on or about on September 26, 2001. On or about October 19, 2001 the Plaintiff filed an application seeking attachment of approximately $14 million of the Company's assets pending resolution of this action. Network's request for attachment was denied. On or about November 6, 2001,we filed documents with the American Arbitration Association ("AAA") denying the allegations raised by Network and counterclaiming against Network and its alleged co-conspirators, for over $120 million. We have stated causes of action for fraud in the inducement of three separate agreements, breach of three separate contracts, intentional interference with contractual relations, conversion, extortion and unfair business practices and rescission. Our claim indicates that the defendants have breached contracts with us in numerous ways, have improperly inflated the numbers of businesses that they owned to defraud us into doing business with them, to steal our technology, and that they failed to perform their obligations under agreements with them. An arbitrator has been selected and arbitration is tentatively scheduled for April 2002. Discovery is also in the process of being scheduled.

TLCS Contingencies

H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of TLCS for the territory comprising certain counties in and around Los Angeles, California, and their holding company, instituted an action against TLCS subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of TLCS. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between TLCS and certain of the named plaintiffs. The plaintiffs are seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Pursuant to a Motion for Summary Judgment, the court granted all of the individual defendants' Motion for Summary Judgment dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California Franchise Law.

On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health Inc. and Jacquelyn Klooster, two former home health case licensees of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company's motion, all of the RICO counts except for one count were dismissed by the Court. The Company's motion for summary judgment was granted on May 25, 2001, which reduced the lawsuit to one for breach of contract only.

VidiMedix Contingencies

Certain former securities holders of VidiMedix have filed a Petition against the Company arising out of the Company's acquisition of VidiMedix. Plaintiffs seek a judgment compelling the transfer of shares of the Company, money damages, punitive damages, attorney's fees, and interest. The Company has either resolved or intends to resolve its disputes with most of the plaintiffs, but will defend vigorously against two remaining plaintiffs. The terms of the settlement required the Company to pay approximately $4.1 million in a combination of cash and common stock.

Illumea (Asia)

On December 13, 2000, Illumea (Asia), Ltd., et al ("Plaintiffs") filed a First Amended Complaint against the Company arising out of the Company's acquisition of Illumea. On August 8th, 2001, the Court granted the motion of all plaintiffs except Illumea (Asia), Ltd. ("IAL") and Nathalie Doornmalen to dismiss their own claims without prejudice. Accordingly, the only remaining claims are those by IAL and Doornmalen.

On March 26, 2001, the Company filed a Counterclaim against IAL and Nathalie Doornmalen for breach of contact, breach of fiduciary duty and fraud. The Counterclaim alleges that IAL and Doornmalen have refused to repay the Company for providing funding and equipment to IAL, and that Doornmalen failed to make certain disclosures in connection with the merger between Illumea and the Company. The parties have filed answers to the First Amended Complaint and the Counterclaim, respectively. Discovery has been completed except for one deposition. The defendants have filed a motion for summary judgment on the entire first amended complaint, and the counterclaim by us and Illumea for fraud in connection with their financing of IAL. The parties are awaiting a ruling on that motion. The Final Pretrial Conference will take place on March 1, 2002, and the trial is expected to commence in April 2002.

Trebor O. Corporation

On June 29, 2001 Trebor O. Corporation, a California corporation doing business as Western Pharmacy Services, filed suit against the Company and various individuals in Los Angeles Superior Court charging breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious interference. Plaintiff seeks in excess of $5.0 million in compensatory damages. The Company disputes these claims. Written discovery has commenced. No trial date has been set.

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

ITEM 2. CHANGES IN SECURITIES.

During the nine months ended December 31, 2001, the Company had five transactions involving the issuance of unregistered securities of its common stock:

On October 6, 2001, we issued warrants to purchase 5.0 million shares of our common stock to John Andrews, our former Chief Executive Officer, in accordance with the Termination and Consulting Agreement we entered into with Mr. Andrews, to be issued to him in accordance with the timetable set forth in the agreement and upon the achievement of certain goals as specified in the agreement. Mr. Andrews' warrants are exercisable at a price of $0.01 per share. These warrants are valued at approximately $12.5 million [need to verify amount]. The warrants were issued in consideration for the termination of Mr. Andrews' previous employment agreement and for future consulting services. We relied on Section 4(2) of the Securities Act.

On October 18, 2001, and in connection with our agreement to acquire Tender Loving Care, we issued warrants to purchase shares of our common stock to Stephen Savitsky, Dale Clift and David Savitsky, three of Tender Loving Care's executive officers. Mr. Stephen Savitsky received warrants to purchase 6.0 million shares of our common stock valued at , Mr. Dale Clift received warrants to purchase 2.4 million shares of our common stock , and Mr. David Savitsky received warrants to purchase 2.4 million shares of our common stock.. The exercise price of all of these warrants was $.50 per share. We relied on Section 4(2) of the Securities Act. Each of the persons receiving warrants executed a standard investment representation letter. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent.

On October 20, 2001, we entered into a stock purchase agreement with Robert Parrett, wherein we purchased all of the outstanding shares of common stock of Rejuveon, for an aggregate purchase price of $250 thousand. In connection with the acquisition of Rejuveon, we agreed to issue options to purchase 250 thousand shares of our common stock in January 2002 to Mr. Parrett, and may issue up to an additional 5.5 million shares of our common stock pursuant to the following:
(i) in the event Rejuveon reaches gross annual revenues of $5.0 million during Mr. Parrett's stewardship, he shall receive 500 thousand shares, (ii) for each additional $5.0 million in annual revenues beyond the first $5.0 million reached by Rejuveon, Mr. Parrett shall receive an additional 500 thousand shares until he has received a total of 2.5 million shares and (iii) when we receive $100.0 million in annual revenues from Rejuveon, Mr. Parrett shall receive an additional 3.0 million shares. We issued 250 thousand shares of our common stock to Mr. Parrett in January 2002, valued at $370 thousand. We relied on Section 4(2) of the Securities Act.

On December 5, 2001, we pledged and assigned to NPF X, Inc. ("NPF") 3.0 million shares of our common stock, pursuant to a stock Pledge Agreement, as collateral for a promissory note made payable by us in favor of NPF in the original principal amount of $4.0 million. We relied on section 4 (2) of the Securities Act.

On December 24, 2001, we entered into a Consulting and Advisory Agreement with Wilson Associates, G.P. ("Wilson"). We agreed to issue 1.5 million shares of our common stock and 400,000 shares of common stock, in consideration for general business consulting services rendered by Wilson. In connection with this transaction, Wilson was an "accredited investor" and executed a standard investment representation letter. Wilson was provided with full disclosure regarding our company. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent. We relied on Section 4(2) of the Securities Act.

In December 2001, we issued 4.0 million restricted shares of our common stock and warrants to purchase 2.0 million shares of our common stock to SFSL in connection with our debenture financing with Private Investment Bank. [Additionally, we pledged 23.2 million shares of our common stock as collateral for these financing arrangements. The pledged shares can be issued to satisfy our obligations under these financing agreements.] We relied on Section 4(2) of the Securities Act. Each of the persons receiving shares executed a standard investment representation letter. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders of the Company was held on December 27, 2001.

     (b) The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

          1.   Election of Directors

               Frank P. Magliochetti, Jr., John F. Andrews, Sam J. W. Romeo and Donald H. Ayers were each elected as a Director of the Company for a one-year term expiring at the next Annual Meeting of Stockholders.

                  The voting results were as follows:

                  Common Stockholders:                        For                       Withhold
                  Frank P. Magliochetti, Jr.                  54,121,571                2,351,940
                  John F. Andrews                             53,850,008                2,623,503
                  Sam J. W. Romeo                             54,119,980                2,353,531
                  Donald H. Ayers                             54,119,980                2,353,531

                  Preferred Stockholders:                     For                       Withhold
                  Frank P. Magliochetti, Jr.                  495,600
                  John F. Andrews                             495,600
                  Sam J. W. Romeo                             495,600
                  Donald H. Ayers                             495,600

          2. Approval of Increase of Authorized Shares of Common Stock. To amend the articles of incorporation to increase the number of shares of common stock from 200,000,000 to 400,000,000 shares.

                  The voting results were as follows:

                  Common Stockholders:                        For               Against          Abstain
                                                              54,284,484        414,396          1,774,631

                  Preferred Stockholders:                     For               Against          Abstain
                                                              495,600

          3. Approval of name change To amend the articles of incorporation to change the name of the Company from "e-MdSoft.com" to "Med Diversified, Inc.".

                  The voting results were as follows:

                  Common Stockholders:
                                                              For               Against          Abstain
                                                              56,402,827        41,212           29,472

                  Preferred Stockholders:                     For               Against          Abstain
                                                              495,600

          4. Approval of issuance of shares of common stock pursuant to Chartwell merger. To issue shares of common stock upon the conversion of the Series A preferred stock and the exercise of the warrants issued in connection with the merger pursuant to which the Company acquired Chartwell Diversified Services, Inc. Please note that shares of Series A preferred stock are not entitled to vote on this proposal.

                  Common Stockholders:                        For               Against          Abstain
                  Not Voted
                                                              16,347,081        182,958          1,828,384
                  38,115,088

          5. Approval of issuance of shares of common stock to Societe Financiere du Seujet Limited. To issue shares of common stock in connection with the short form debenture and equity agreement and the securities purchase agreement entered into with Societe Financiere du Seujet Limited.

                  Common Stockholders:                        For               Against          Abstain
                  Not Voted
                                                              16,347,081        182,958          1,828,384
                  38,115,088

                  Preferred Stockholders:                     For               Against          Abstain
                                                              495,600

          6. Approval of amendment to 1999 Stock Compensation Plan. To amend the E-MedSoft.com 1999 Stock Compensation Plan (The "1999 Plan") by increasing the number of shares of common stock issuable under the 1999 Plan from 7,000,000 to 14,000,000, increasing the number of options issuable to a participant in any given fiscal year under the 1999 Plan from 1,500,000 to 4,000,000, and changing the name of the 1999 Plan to the "Med Diversified, Inc. 1999 Stock Compensation Plan."

                  Common Stockholders:                        For               Against          Abstain
                  Not Voted
                                                              13,696,890        2,827,810        1,833,722
                  38,115,089

                  Preferred Stockholders:                     For               Against          Abstain
                                                              495,600

          7.   Ratification of Independent Auditors


                  Common Stockholders:                        For               Against          Abstain
                                                              56,237,272        42,022           194,217

                  Preferred Stockholders:                     For               Against          Abstain
                                                              495,600

ITEM 5. OTHER INFORMATION.

The Company completed of the merger of its wholly owned subsidiary, TLC Acq. Corporation, with TLCS on February 14, 2002. By completing the merger, the remaining 1.437 million shares of TLCS common stock held by persons other than Med will be cashed out for $1.00 per share, subject to statutory rights of appraisal. It is expected that an information statement will be mailed to TLCS' remaining shareholders on or about February 22, 2002. In connection with the merger, the shares of common stock were deregistered under the Securities and Exchange Act of 1934, as amended. Therefore, as of the Thursday, February 14, 2002 TLCS shares no longer trade on the OTC Bulletin Board.

Payments for the remaining shares will be made through American Stock Transfer & Trust Company, the paying agent for the merger. Shareholders of TLCS should not send in their certificates until they have received the information statement and an accompanying letter of transmittal.

Effective February 15, 2002, the Company has three members of its audit committee who are independent of the Company management.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS. None.

    (b) REPORTS ON FORM 8-K.

        On December 13, 2001, the Company filed a Form 8-K reporting under Item 2 the acquisition of Tender Loving Care Services.

        On November 30, 2001 the Company filed a Form 8-K/a reporting under Item 7 Proforma financial information related to the Chartwell acquisition.



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Med Diversified, Inc.

Date:  February 15, 2001                         By: /s/ Frank P. Magliochetti
                                                     Frank P. Magliochetti
                                                     Chief Executive Officer


                                                 By: /s/ George A. Kuselias
                                                     George A. Kuselias
                                                     Chief Financial Officer