Form 10-K
period 2002-03-31
MED DIVERSIFIED INC
filed 2002-11-01
CIK 800181

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: MARCH 31, 2002

                        COMMISSION FILE NUMBER: 1-15587

                             MED DIVERSIFIED, INC.

                   NEVADA                                       84-1037630
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

              200 BRICKSTONE SQUARE, SUITE 403, ANDOVER, MA 01810
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (978) 323-2500
                          (ISSUER'S TELEPHONE NUMBER)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

                         COMMON STOCK, $.001 PAR VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of September 30, 2002, 148,661,526 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $16,043,844.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN MATTERS DISCUSSED IN THIS ANNUAL REPORT MAY CONSTITUTE FORWARD LOOKING STATEMENTS UNDER
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS MAY INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD LOOKING STATEMENTS RELATE TO AMONG OTHER THINGS, OUR DEVELOPMENT EFFORTS AND BUSINESS PROSPECTS, PERCEIVED OPPORTUNITIES IN THE MARKETPLACE, DELIVERY OF OUR PRODUCTS AND SERVICES, OUR BUSINESS STRATEGY, AND OUR BUSINESS PLAN GENERALLY. THE ACTUAL OUTCOMES OF THESE MATTERS MAY DIFFER SIGNIFICANTLY FROM THE OUTCOMES EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "RISK FACTORS" ON PAGE 11.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DEVELOPMENT OF OUR COMPANY

    We currently provide home healthcare and alternate site healthcare, skilled nursing, and pharmacy management and distribution services to more than 175,000 patients in 37 states.

    We originally incorporated in Nevada on August 25, 1986 as a business development company and began operations under the name e-MedSoft.com with the acquisition of an Internet-based healthcare management system in January 1999. During the fiscal years ended March 31, 2002, 2001 and 2000, we continued the development, upgrading, testing and implementation of our healthcare management system. We acquired e-Net (a UK based hardware and software reseller) in 1999 and entered into a long-term management services agreement with a pharmacy management company in 2001. In addition, we acquired technologies to service physician networks and three multimedia companies to provide various telemedicine technologies. We also entered into several contracts over this period to implement and roll out various Internet-based healthcare management systems and to provide other products including "e-financing" distribution networks.

    During fiscal 2001, the underlying business assumptions used to determine the marketability of our technology products were revised as available capital for developing Internet technology constricted and the expected results from various development projects did not occur. As a result, we wrote off approximately $19.1 million and $201 million in fiscal years ended March 31, 2002 and 2001, respectively. Effective March 31, 2001 we discontinued the business segment of sales of software and hardware in the UK.

    On August 6, 2001, we acquired Chartwell Diversified Services, Inc. ("Chartwell"), a provider of Alternate Site Healthcare Services including infusion therapy, respiratory therapy, home medical equipment, specialty pharmaceutical services and home attendant care services. We exchanged
500 thousand shares of our convertible preferred stock and warrants for 20 million shares of our common stock with an exercise price of $4.00 per share vesting over a five year period from the grant date, for all the outstanding shares of Chartwell. Following the approval by a majority of stockholders of our common stock at our annual meeting in December 2001 the convertible preferred stock was converted to 50 million shares of our common stock. The acquisition was accounted for under the purchase method of accounting. SEE "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments".

    On November 28, 2001, we acquired Tender Loving Care Health Care
Services, Inc. ("TLCS"), a publicly traded company that provides Alternate Site and Home Health Care Services including skilled nursing, home medical equipment and temporary staffing. We made a cash tender offer for all the outstanding shares of TLCS. As of September 30, 2002, approximately 14.5 million shares of TLCS common stock or 99.3% have been tendered. The acquisition was accounted for under the purchase method of accounting. SEE "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments".

    Subsequent to the acquisition of TLCS, it was determined that TLCS' financial condition was significantly worse than originally indicated. Based upon management's analysis it was determined that goodwill resulting from the TLCS acquisition was impaired and an impairment charge of $156 million was recorded as of March 31, 2002. SEE "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments".

    These acquisitions have expanded our revenue base to include services provided by an integrated delivery network for home health services. We now offer a full spectrum of home healthcare services and products within the home and alternate site settings.

    For the three years ended March 31, 2002, our revenue composition and contribution came from the following business lines (dollars in thousands):

BUSINESS LINE                                  FY 2002       %        FY 2001       %        FY 2000       %
-------------                                  --------   --------    --------   --------    --------   --------
Home Healthcare/Alternative Site Health Care
  Service....................................  $131,836      63%      $    --       --       $    --       --%
Pharmacy Management and Distribution
  Services...................................  $ 70,698      34%      $78,410       62%      $    --       --%
Sales of Software and Hardware in the UK*....  $  3,005       1%      $37,857       30%      $45,043       98%
Internet-Based Technology Applications for
  the Health Care Industry**.................  $  4,838       2%      $ 9,587        8%      $   941        2%

------------------------

*   Reflected as Discontinued Operations effective March 31, 2001.

** Effective March 31, 2002 we are analyzing alternatives for selling all or a portion of this Business Segment.

    Our objective is to be a leading provider of home healthcare services in the United States. Our strategy for achieving this objective is:

    - to maintain focus on our existing services offerings and increase our emphasis on providing seamless service offerings to the patient population we serve; and

    - to supplement our internal growth with selective acquisitions.

    Our services are offered through two distinct Business Units:

HOME HEALTHCARE/ALTERNATIVE SITE SERVICES provides an option to hospitalization or admittance to a long-term care facility for persons in need of medical care. As part of our Home Healthcare/ Alternative Site Services, we provide the following:

    - Skilled Nursing Services

    - Home Medical Equipment

    - Home Attendant Care Services

    - Infusion Therapy

    - Respiratory Therapy

PHARMACY MANAGEMENT AND DISTRIBUTION SERVICES provides institutional pharmacy services to skilled nursing and assisted living facilities, as well as retail distribution facilities. As part of our Pharmacy Management and Distribution Services, we provide:

    - Specialty Pharmaceutical Services

    - Mail Order Pharmacy

    - Retail Compounding

THROUGH FISCAL 2002, WE OPERATED A THIRD BUSINESS UNIT, DISTANCE MEDICINE SOLUTIONS, which provides desktop or laptop, based solutions, capable of providing Internet delivered multimedia diagnostic information and patient data to physicians and other caregivers. At the end of fiscal 2002, our board of directors and management began to investigate business transactions or alternatives that would result in us selling all or a portion of this business unit.

AMERICAN STOCK EXCHANGE DELISTING

    On June 4, 2002, our board of directors announced that on May 22, 2002, they received notice from the American Stock Exchange ("AMEX") that we no longer meet the continued listing requirements of AMEX. We disputed the factual premises upon which AMEX's action was taken and requested a formal hearing to continue listing our common stock on AMEX. Although we were confident in our decision to challenge the merits of the AMEX notification, we continued to further review the benefits of appealing the notification and continuing the listing of our common shares on the AMEX. On June 28, 2002, we announced that we have withdrawn our appeal of the AMEX delisting determination and that AMEX has consented to our request to voluntarily delist our common stock on the AMEX effective at the close of trading on July 15, 2002. We took this action in connection with the AMEX delisting based upon our management's analysis that we are unable to meet the AMEX's continued listing requirements given our accumulated deficit at March 31, 2002.

    Beginning on July 16, 2002, our common stock is quoted on the "pink sheets".

INDUSTRY OVERVIEW

HOME HEALTHCARE/ALTERNATE SITE SERVICES

    The Center for Medicare and Medicaid Services, Office of the Actuary, National Health Statistics Group, estimates that expenditures for nursing and home healthcare were approximately $124.7 billion in 2000 and will reach approximately $270.4 billion in 2010, representing a compound annual growth rate of approximately 8%. Of this amount, expenditures for nursing home care were approximately $92.3 billion in 2000 and will reach $183.4 billion in 2010, representing a compound annual growth rate of approximately 7.1%. Expenditures for home healthcare were approximately $32.4 billion in 2000 and will reach approximately $66.6 billion in 2010.

    We believe that the growth in expenditures for nursing and home healthcare will continue to be driven by increases in demand for services due to (i) the continued trend towards treatment of patients in the home as a lower cost alternative to acute care settings (ii) the introduction of new technologies that enable patients to receive medically appropriate care in the home without sacrificing quality and (iii) the continued growth of both the number and percentage of the American population age 65 or older, which is expected to increase from approximately 33 million people, or 12% of the population in 2000, to approximately 40 million people or 13% of the population in 2010, according to the U. S. Census Bureau.

    The National Home Infusion Association estimates that approximately $4 to
$5 billion is spent annually in the home infusion therapy sector. We estimate that annual expenditures in the home respiratory therapy market approximate $3.5 to $4.5 billion and that the home equipment industry has an annual demand of approximately $1.9 billion.

PHARMACY MANAGEMENT AND DISTRIBUTION SERVICES

    Pharmacy Management and Distribution Services originated in an effort to control the high cost of drugs through the use of formulary, group purchasing power, lower cost distribution methods and compliance control at the pharmacist level. Many home infusion companies operate some type of this business as a logical outgrowth of their expertise in intravenous ("IV") and other non-oral medications.

Additionally, organizations such as Caremark, and disease-specific organizations, such as Baxter's Hemophilia division, have built multi-million dollar operations through prescription benefit, mail order provision and patient health management programs.

    We believe the pharmaceutical management area, particularly the specialty pharmacy services business, holds substantial revenue opportunities.

    The specialty pharmaceutical services industry has been and is fueled by significant developments of new drugs and therapies by biotechnology and pharmaceutical manufacturers. Many of these drugs and therapies require specialized storage, distribution and handling by specialty pharmaceutical services companies. In addition, the complexity of these therapies often requires properly trained nurses and pharmacists to administer and monitor the therapies for the patients.

    Currently, there are more than 350 biotech drug products and vaccines currently in clinical trials targeting more than 200 diseases, including various cancers, Alzheimer's disease, heart disease, diabetes, multiple sclerosis, AIDS and arthritis. The biotechnology industry has almost tripled in size since 1993, with revenues increasing from $8 billion in 1993 to $22.3 billion in 2000.

    The Internet, particularly in the dispensing of so-called "lifestyle" products, has significantly impacted pharmacy distribution. An informal analysis of websites offering mail order pharmacy services shows close to 350 vendors running the spectrum from national retail chains to foreign based distributors of psychotropic, hair loss and weight control products.

OUR BUSINESS STRATEGY

    We have developed strategies for each of our Business Units in line with our overall strategies of:

    - maintaining focus on our existing services offerings and increasing our emphasis on providing seamless service offerings to the patient population we serve; and

    - supplementing our internal growth with effective acquisitions.

HOME HEALTHCARE/ALTERNATE SITE SERVICES

    In our Home Healthcare/Alternative Site Services Business Unit, we are pursuing a strategy to increase market share and improve our profitability. The following describes the key elements of our strategy:

MAINTAIN FOCUS ON EXISTING SERVICE OFFERINGS.

    We intend to focus on our core businesses of providing comprehensive healthcare services and expanding our service portfolio through the integration of new value added services. By offering a comprehensive range of services, we believe we can gain a competitive advantage with our core managed care customers while maintaining a diversified revenue base.

    In the area of skilled nursing services, our primary strategy for growing this market is to leverage the brand power of TLCS. The brand provides us with considerable competitive advantages, including:

    - being one of the few national home health providers to have been granted unconditional providership by the American Nurses Credential Center ("ANCC") qualifying us to provide continuing education ("CE") programs for nurses through Tender Loving Care-Registered Trademark- Staff Builders' national training department.

    - having a reputation for quality based on TLCS' historical operations.

    As with all of our product lines, skilled nursing services will adhere to our strategy of integrating with our other service offerings to, in this case, provide healthcare organizations with a seamless "one stop shop" of services.

SUPPLEMENT INTERNAL GROWTH WITH SELECTIVE ACQUISITIONS.

    We intend to continue to expand through internal growth in our key service lines and through acquisitions in our target markets. We operate in a highly fragmented market, which provides an attractive opportunity to drive growth through select acquisitions.

INTEGRATE HOME HEALTH/ALTERNATE SITE SERVICES WITH OUR OTHER BUSINESS OFFERINGS.

    While home healthcare/alternate site care accounts for the majority of our revenue on a proforma basis as of March 31, 2002, we believe that offering our contractual and hospital customers an integrated portfolio of alternate site/home care services, pharmacy management, and skilled nursing options will strengthen the total portfolio of services and provide additional leverage when negotiating with managed care providers.

PHARMACY MANAGEMENT AND DISTRIBUTION SERVICES

    With the exception of specific patient advocacy groups in areas such as AIDS-HIV, Hemophilia or IVF, we do not compete in a consumer market. Our strategy in our Pharmacy Management and Distribution Services Business Unit is to integrate the product lines into our wider portfolio of home healthcare product offerings by utilizing our network of hospital and managed care referral sources, aligning with biopharmaceutical manufacturers in the area of clinical trials and distribution agreements and making selective acquisitions that broaden the service portfolio and deepen the product offering. To that end, in June 2000, we acquired Resource Healthcare ("Resource"), an institutional pharmacy provider for skilled nursing and assisted living facilities within the state of Nevada.

OUR PRODUCTS AND SERVICES

    We provide a range of products and services specifically for the healthcare marketplace. In line with our business strategy, we are attempting to build upon and develop the products and services, which make up our solutions in order to provide the most comprehensive and relevant services possible for our clients. The product lines for each of our Business Units are described below.

HOME HEALTHCARE/ALTERNATE SITE SERVICES

    We derive approximately 77% and 69% of our revenue on a proforma basis as of March 31, 2002 and 2001, respectively from our Home Healthcare/Alternative Site Care Services Business Unit. This Business Unit includes the following products and services:

    - Skilled Nursing, the administration of in-home services from in-home sitters to highly technical skilled nursing care.

    - Infusion therapy, the administration of medications intravenously (into veins), subcutaneously (under the skin), intramuscularly (into muscle), intraecally or epidorrally (via spinal routes) or through feeding tubes into the digestive tract. Infusion therapy often begins during hospitalization of a patient and continues in the home environment.

    - Home respiratory therapy (including home-delivered respiratory medications), the provision of oxygen systems, home ventilators, sleep apnea equipment, respiratory equipment, and related services.

    - Home medical equipment, the provision of patient room equipment, principally hospital beds, wheelchairs, ambulatory and safety aids.

    - Home attendant services, paraprofessional services include health aides and other unlicensed personnel who assist with activities of daily living, such as bathing, dressing and grooming.

    Within these areas, we provide patients with a variety of clinical services, related to products, and supplies, most of which are prescribed by a physician as part of a care plan. They include the following:

    - Specialized patient care.

    - Provision of pharmacy services, high-tech infusion nursing, respiratory care, and attendant care.

    - Education of patients and the caregivers about illness and instructing them on self-care and the proper use of products in the home.

    - Monitoring of patient compliance with individualized treatment plan.

    - Provision of progress reports to the physician and/or managed care organization.

    - Maintenance of home medical equipment.

    - Assisting patients with activities of daily living and medication compliance.

    - Processing claims to third-party payors.

    The decision to proceed with alternate site therapies is generally made jointly by the patient, the attending physician and a representative of our office. Our skilled nursing services provide a full line of healthcare services to patients that require assistance at home. Our infusion and respiratory services provides respiratory and infusion and other healthcare services to patients in non-hospital settings and manages a network of locations providing infusion services. Home infusion services are generally administered to treat infections, dehydration, cancer, pain and nutritional deficiencies.

    Since its formation in 1961, TLCS has become a leading national provider of home healthcare services with approximately ninety branch locations and over 5,000 fulltime and part-time caregivers. Through our TLCS division we provide a full range of licensed professional and paraprofessional healthcare personnel services, which include services rendered by registered nurses, licensed practical nurses, home health aides, nurses aides and personal care aides. Its licensed personnel provide skilled nursing services, including:

    - cardiac care

    - pulmonary management

    - wound care

    - maternal care

    - behavioral healthcare

    - infusion therapy

    - hospice support

    - extensive patient counseling

    - family healthcare counseling

    - care of the terminally ill

    - blood sample collection

    - injections and infusion therapy

    - pain management

    - physical therapy

    - ventilator and tracheotomy care

    - chemotherapy

    - medication management and reminders

    - surgical recovery

    Our paraprofessional services include home health aide services and other unlicensed personnel services to assist with activities of daily living such as:

    - bathing

    - dressing

    - grooming

    - live-in companion service

    - assistance with daily living activities

    For an alternate site patient, our locations also compound, dispense and administer pharmaceuticals, sell medical supplies, provide nursing services, train patients and their caregivers, consult with attending physicians, and process reimbursement claims. Some of our locations also sell and rent durable medical equipment and provide a full menu of home health nursing and therapy services as well as complete network management. We manage this Business Unit through regional centers in Texas and Pennsylvania and through branch offices in 100 national locations and a pool of approximately 11,000 home healthcare/alternate site caregivers. Day-to-day operations are decentralized within regional centers, employing nurses and pharmacists for deployment of care, district managers for sales and marketing initiatives and regional managers for business management, quality oversight and profit and loss responsibility. Compliance, reimbursement, finance and executive management services are provided through our corporate headquarters in Andover, Massachusetts.

    We provide home respiratory therapy services to patients with a variety of conditions, including:

    - Chronic obstructive pulmonary diseases, such as emphysema, chronic bronchitis and asthma;

    - Nervous system related respiratory conditions;

    - Congestive heart failure; and

    - Lung cancer.

    Respiratory therapy involves the provision of:

    - oxygen systems, home ventilators and nebulizers (devices to aerosolize medication.)

    - Apnea monitors used to monitor the vital signs of newborns.

    - Continuous positive airway pressure devices used to control adult sleep apnea.

    - Noninvasive positive pressure ventilation.

    - Other respiratory therapy products including medication.

    Home-infusion therapy involves the administration of, and 24 hour access to:

    - Nutrients, either intravenously or through a feeding tube;

    - Anti-infectives;

    - Chemotherapy; and

    - Other intravenous and injectable medications.

    Depending on the therapy, a broad range of intravenous access devices and pump technology may be used to facilitate homecare and patient independence. We employ licensed pharmacists and registered high-tech infusion nurses who have specialized skills in the delivery of home infusion therapy.

PHARMACY MANAGEMENT AND DISTRIBUTION SERVICES

    We have established our Pharmacy Management and Distribution Business Unit to address the growing needs for specialized pharmacy expertise and services for adults and children who have healthcare needs that can be managed at home, primarily those with chronic conditions, high acuity illnesses and those in need of particular requirements of long term care, hospice and other skilled nursing facilities.

    We have segmented this Business Unit into three product service lines:

    - SPECIALTY PHARMACEUTICAL SERVICES. This segment addresses high revenue opportunities in the biopharmaceutical, orphan drug and high acuity disease categories. It is responsible for dispensing pharmaceutical products, medicines, hydration therapies and specialized parenteral therapies in areas such as cystic fibrosis, human growth factor, and other medicines requiring small batching, fragile shelf life or other elements that render them impractical for large-scale manufacturing. The services we offer through this segment include pharmaceutical disease management, pain management, compliance and patient education programs.

    - RETAIL PHARMACY COMPOUNDING. This segment provides outsourced medicines to long-term care, skilled nursing facilities, assisted living and other alternate site care locations.

    - MAIL ORDER PHARMACY SERVICES. This segment provides services primarily to patients at home and at assisted living facilities for treatment of chronic diseases.

    We manage this Business Unit through regional centers in Nevada, Texas and Pennsylvania and through our local branch offices.

    Day-to-day operations are decentralized within regional centers, employing pharmaceuticals for deployment of care, district managers for sales and marketing initiatives and regional managers for business management, quality oversight and profit and loss responsibility. Compliance, reimbursement, finance and executive management services are provided through our corporate headquarters.

    Our clinical excellence, cost effective care and technological innovation are the key themes used in all of our marketing efforts. Through a network of nationally recognized medical centers the "Chartwell Partnerships", we are able to leverage some of the premier medical centers in the country. This is a unique entry point and gives us brand equity across product lines.

TARGET MARKETS

    HOSPITALS. As a regional business, the market for many of our products begins in the hospital. Through the hospital, we can work closely with the clinicians who provide our referrals, the opinion leader physicians, who are at the cutting edge of medical technology and therapy developments, and the administrators who may be interested in forming a limited partnership with us.

    PHYSICIAN ORGANIZATIONS. Our target provider customers include aggregators of individual physicians such as large medical groups, independent practice associations, physician practice management companies and other large, organized physician entities associated with integrated delivery networks.

    These providers are sources of referrals for our home healthcare/alternate site healthcare services. In particular, we seek out provider organizations with a high degree of involvement in managed care, especially providers that are involved in activities such as capitation, which requires them to bear some level of insurance risk for each enrolled patient.

    PAYORS. Our target payor customers include managed care organizations, indemnity insurers, third-party administrators and federal and state governmental agencies. As managed care penetration increases and risk-based medicine becomes more prevalent, payors are finding less incremental value in the historical levels of managed care. In order to stem the unabated growth in healthcare costs, payors must do more than automate the administrative and financial processes that govern the provision of services and the payment of claims.

    SUPPLIERS. Our target supplier customers include large national drug wholesalers and medical equipment supply companies and benefit managers. These customers have become more efficient in managing their business as managed care organizations have negotiated significant reductions in price and demanded measurable improvements in quality.

SALES AND MARKETING

    We have a direct sales staff across our Business Units that are geographically positioned and a general corporate business development group targeting potential customers in each target market. We obtain clients through sales presentations, telephone referrals from other clients and direct solicitation and advertising. We also market our services through the sales and marketing organizations of our strategic partners, participation in industry tradeshows, articles in industry publications and by leveraging our existing client base and strong network of relationships.

    Requests for home healthcare services are typically received at a local office and skilled home healthcare services are provided pursuant to the orders of the patient's physician. Generally, after a referral is received, local office intake personnel will schedule an assessment visit in order to identify the patient's care needs.

    During the intake process, we contact third-party payors to confirm the extent of Medicare or Medicaid eligibility or insurance coverage. The primary payment sources for home healthcare are Medicare, Medicaid, insurance, individuals, and other state and local government health programs.

    Our nursing care services are performed directly from our locations and through a form of franchising whereby we license independent companies or contractors to represent us within a designated territory using our trade names and service marks. This program allows us to operate certain locations by employees who are hired and supervised by licensees who are most familiar with the needs and characteristics of their respective geographic areas. We employ all direct service employees. Our licensees recruit direct service personnel, solicit orders, and assign personnel, including registered nurses, therapists and home health aides, to provide services to our clients. Of our 121 field offices, 31 are operated by 23 licensees pursuant to the terms of a franchise agreement.

    In addition, our senior management has an active role in the sales process by cultivating industry contacts. We concentrate our specialty healthcare services marketing efforts on hospitals, hospital systems, integrated delivery networks, physicians, managed care and other payors and management companies.

    We employ over 25 persons engaged in specialty healthcare marketing and sales efforts. We obtain clients through personal and complete sales presentations, telephone referrals from other clients and direct solicitation and advertising.

    To support our sales forces and our distribution channels, we have an experienced marketing staff that is focused on designing, creating, and executing sophisticated marketing plans to attain our objectives. We continue to focus on building awareness and acceptance of our products through our own resources and distribution channels, and the Internet.

KEY RELATIONSHIPS

    We have a number of joint venture and strategic relationships with large academic medical centers through our Chartwell Partnerships, also known as our National Centers of Excellence ("NCOE") programs in which Chartwell serves as the General Partner. Chartwell provides equity-partnering models, home care ("MSO") network integration management and administrative services for its clients. Services include high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The NCOE's are recognized for their clinical expertise, especially with complex patient needs and is accredited by the Joint Commission on Accreditation of Healthcare Organizations. Currently, Chartwell's NCOE's serve 30 states, managing over 150,000 patients annually with state of the art patient care management and service delivery systems to ensure a competitive edge. These relationships give us regional anchors for the alternate site business.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

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

COMPETITION

    The alternate site healthcare industry is highly competitive and includes national, regional and local providers. We compete with a number of companies in all areas in which our operations are located. Our competitors include major national and regional infusion companies, hospital pharmacies, independent regional and local pharmacies, hospital-based programs, numerous local providers and nursing agencies. Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than we have. Accordingly, other companies, including pharmacies, managed care organizations, hospitals, long-term care providers and healthcare providers that currently are not serving the specialty healthcare market may become competitors of ours.

    In each of our service lines where we conduct our specialty healthcare services, there are a limited number of national providers and numerous regional and local providers. On the regional and local level, the facts that are most important in being able to compete are:

    - reputation with referral sources, including local physicians and hospital based professionals;

    - access and responsiveness from patients;

    - price of services;

    - quality of care provided; and

    - breadth of services offered.

    On the larger, national markets, the competitive factors, which are also important, include:

    - ability to raise capital;

    - scope of services offered on a geographic basis; and

    - success in developing and maintaining relationship with managed care organizations.

    We also compete for qualified healthcare personnel to deliver our nursing, home care and related healthcare services. Competition for such personnel is intense, and we have, from time to time, experienced difficulties in obtaining healthcare personnel to meet demands for our services.

HOME HEALTHCARE/ALTERNATE SITE SERVICES

    The home healthcare/alternate site care industry is highly fragmented and competitors are often localized in particular geographical markets. In general, there has been consolidation in the healthcare industry that is expected to continue especially in light of the federal Medicare program's reductions in costs limits and establishment of per beneficiary limits. Many of our competitors have ceased doing business, which we believe is one result of certain healthcare reform measures taken in recent years by federal, state and other payor sources. We expect that we will continue to compete with national organizations as well as local providers including home healthcare providers owned or otherwise controlled by hospitals. In addition, our operations depend, to a significant degree, on our ability to recruit qualified healthcare personnel. Some of the entities with which we compete have substantially greater resources than us and have penetrated markets more effectively than we have.

    Among our national competitors in the home care arena are:

    - Accredo Health, Inc

    - Almost Family

    - Amedisys, Inc

    - American Home Patient

    - Apria Healthcare

    - Coram Healthcare

    - Gentiva Health Services

    - Home Health Corporation of America

    - Lincare Holdings, Inc

    - Option Care

    - Transworld Healthcare

    In addition, in the skilled nursing services area, we compete with:

    - American Nursing Services

    - Aureus Medical

    - Core Medical Group

    - Fastaff Nursing

    - Procare USA

    - Pro-Touch Nurses, Inc

PHARMACY MANAGEMENT AND DISTRIBUTION SERVICES

    We also compete with a number of local pharmacies; many affiliated with hospitals that can provide some of these services in their immediate catchment area. Competition is based on quality of care and service offerings, as well as upon patient and referral source relationships, price and reputation.

FEDERAL HEALTHCARE PROGRAM COMPLIANCE

    TLCS has entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. Under the CIA, TLCS has implemented an internal quality improvement program designed to improve its system of internal financial controls. TLCS's failure to comply with the material terms of the agreement could lead to suspension or exclusion from further participation in federal healthcare program. The CIA became effective on August 24, 2000 and applies to all TLCS locations.

    The CIA includes compliance requirements, which obligate TLCS to:

        1. Appoint a compliance officer and corporate compliance committee to oversee the implementation and maintenance of the CIA requirements.

        2. Adopt and implement written standards on federal healthcare program requirements with respect to financial and quality of care issues.

        3. Conduct initial and annual training for all employees to promote compliance with federal healthcare requirements.

        4. Implement and maintain a compliance hotline to report suspected violations of law and regulation.

        5. Enhance our current system of internal financial controls to promote compliance with federal healthcare program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. We have retained an independent review organization to evaluate the integrity and effectiveness of our internal systems. The independent review organization will report annually its findings to the OIG.

        6. Screen, semi-annually, all employees and contractors for exclusion from participating in federal health care programs.

        7. Notify the OIG within 30 days of our discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity or its agents involving any allegation that we have committed a crime or engaged in a fraudulent activity.

        8. Identify and return any overpayments within 30 days of discovery and take remedial steps to avoid recurrence within 60 days of determination.

        9.  Notify the OIG of any newly acquired business units.

        10. Submit annual reports to the OIG demonstrating compliance with the terms of the CIA, including the findings of our internal audit and review program. The initial annual report is due in November of 2002.

    The CIA contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day TLCS is in breach of the agreement. If TLCS fails to remedy any breach in the time specified in the agreement, it can be excluded from participation in federal healthcare programs.

EMPLOYEES

    As of March 31, 2002, we employed approximately 12,920 employees providing alternate site care services, delivery and support, sales and marketing and corporate finance and administration. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a good relationship with our employees. Our ability to achieve our financial and operational objectives depends, in large part, upon our continuing ability to attract, integrate, retain, and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, most of whom are not bound by employment agreements.

RISK FACTORS

    Stockholders and investors in shares of the our common stock should consider the following Risk Factors, in addition to other information in this Annual Report.

                                 OVERALL RISKS

THERE ARE SIGNIFICANT UNCERTAINTIES ABOUT OUR ABILITY TO CONTINUE AS A GOING
  CONCERN.

    We have suffered recurring losses from operations since inception. In addition, we have consistently had negative working capital from continuing operations and lower than needed levels of cash. At March 31, 2002, we had negative working capital of $162.4 million (excluding $10.3 million of negative working capital from discontinued operations), and accumulated deficit of $612.6million and $8.1 million in available cash. As of March 31, 2002, the current portion of our long term and related party debt is $121.6 million. We do not anticipate generating cash from operations in an amount sufficient to repay and service this amount of debt within this time frame. In order to avoid a liquidity crisis, we will have to either negotiate an extension of this debt, refinance this debt, sell additional equity, sell assets, or accomplish one or more of these actions. We cannot predict at this time whether any of these can be accomplished, and if so, the terms or timing of such actions.

    We have relied heavily upon funding through loans from private investors, sales of equity securities, and various credit facilities to finance our operations and growth. As a result of our reduced stock price, deteriorated financial condition and negative operating results, among other factors, we no longer meet the requirements for continued listing of our common stock on the AMEX. After careful consideration, we decided to voluntarily de-list from the AMEX. As of July 16, 2002 our common stock is quoted on the "Pink Sheets". In any event, removal from the AMEX is likely to adversely affect our ability to raise additional capital in the capital markets.

WE HAVE AN INSUFFICIENT NUMBER OF INDEPENDENT DIRECTORS.

    During much of our history, we have not had or have had an insufficient number of directors who meet the standards for independence as specified by the SEC and the national stock exchanges. As a result, during much of our history, we did not have an audit committee comprised of the requisite number of independent directors as required by the national stock exchanges. While three individuals meeting the standards of independence were elected to our board of directors in February 2002, these individuals resigned from our board of directors as of July 2002 due to the time commitment required of our directors, agreeing to act as consultants to us as their time permits. In September 2002 we appointed two new directors, one of whom meets the independency standards. Neither director has the necessary financial expertise to serve as chairman of our audit committee. We will endeavor to secure the services of additional qualified individuals who meets the criteria for independence specified by the national stock exchanges. We believe this will be a challenge and we may not be able to do so in the near future. As a result, we will not have an audit committee comprised of independent directors and will otherwise face challenges from a corporate governance perspective.

OUR EXTENSIVE RELATIONSHIP WITH NATIONAL CENTURY FINANCIAL ENTERPRISES, INC. IS
  OF CRITICAL IMPORTANCE TO OUR BUSINESS.

    Our relationship with NCFE has been a long and extensive one touching upon virtually every aspect of our business.

    We finance our operations through an accounts receivable financing program with NCFE and its subsidiaries, which is the principal source of financing for our operations. We have contracted with NCFE to provide us financing for current operations through various Sales and Subservicing Agreements (collectively, the "Agreements"). These agreements provide for funding from National

Premier Financial Services, Inc., and other subsidiaries of NCFE. Under the terms of the Agreements, we continue to bill customers, collect receipts and process the related accounts receivable.

    Under the Agreements, we are charged financing costs ranging from prime plus three percent (3%) to 12.9% on outstanding funding balances. The Agreements provide for funding to specified aggregate limits. Our accounts receivable must meet certain qualitative and quantitative criteria and we must remain in compliance with the terms of the Agreements. At March 31, 2002, the unpaid balance was approximately $106.1 million and is included in related party debt in the consolidated balance sheet.

    At March 31, 2002, we have three unsecured notes payable to entities affiliated with NCFE totaling $28.7 million. The notes are payable in sixty monthly installments ranging from $116 thousand to $314 thousand starting on October 1, 2001. Interest accrues from the note date. Interest ranges from 9% to 12.98% per annum and is included in the monthly payments. The notes mature on September 2006. We have a right to offset against the payment of principal and interest all amounts either advanced or paid on behalf of the NCFE affiliates.

    In addition, at March 31, 2002, we had $8.5 million in various term notes, due to affiliates of NCFE. On December 5, 2001, we entered into a Promissory Note and Stock Pledge Agreement with NCFE in the amount of $4.0 million. The Promissory Note, as amended, carries an interest rate of fourteen percent (14%) per annum, with interest payments beginning in August 2002 until maturity. Principal is due and payable on June 30, 2003. We also had a $2.3 million promissory note payable to NCFE, which bears interest at the rate of ten percent (10%) per annum. The entire principal amount of the note together with all accrued unpaid interest, as amended, is due on December 31, 2002. There is no prepayment penalty on the note. Additionally, the Company has various term notes with NCFE totaling $2.2 million at March 31, 2002. These notes have interest rates of 8% to 14%. SEE Notes 4 and 8 to the Consolidated Financial Statements for details regarding the NCFE financing arrangements.

    Our ability to obtain additional financing from NCFE in the future will depend upon:

    - Our ability to increase revenues and generate additional receivables that can be sold into securitization vehicles organized and administered by NCFE.

    - NCFE's ability to continue to access the capital markets to permit it to continue to purchase accounts receivable from us.

    NCFE and its affiliates beneficially own approximately thirty-three percent (33%) of our common stock, and as such, represents the largest related group of stockholders we have. Accordingly, they could have an ability to influence the election of directors and other important corporate transactions requiring stockholder approval. In addition, Donald Ayers, a principal and director of NCFE is one of our directors.

    NCFE and its principals held ownership interests in or had business relations with companies we recently acquired. Certain principals of NCFE indirectly owned a majority interest in Chartwell, which we acquired in August 2001. In addition, NCFE provided financing to Chartwell prior to its acquisition by us.

    In addition, at the time we acquired TLCS in November 2001, TLCS' outstanding balance due NCFE was approximately $84.7 million. The TLCS financing agreement was in technical breach during fiscal year ended March 31, 2002. NCFE provided waivers of these breaches through December 31, 2002. If we were unable to extend the term of the NCFE accounts receivable financing and if NCFE does not continue to provide financing to TLCS, it would not have sufficient cash to support its current level of operations.

    All of the accounts receivable purchased by our special purpose entity, American Reimbursement, LLC, were acquired from healthcare companies with which NCFE has business and/or financing relationships. NCFE or its affiliates have arranged for or are providing certain administrative services to American Reimbursement with respect to its accounts receivable. In addition, while NCFE is not obligated with respect to our $70 million Debentures purchased by PIBL and subsequently amended, it has agreed to provide certain facilitation financing and has agreed to make certain concessions to enable us to partially pay, extend and amend these Debentures.

    On February 2, 2000, we entered into a seven year Preferred Provider Agreement, (extended to cover a total of 21 years in September 2000), with NCFE to provide it with services and software solutions, and to have exclusive marketing access to all of its clients for the provision of our products. The Preferred Provider Agreement provides for a proprietary Master Portal wherein all of NCFE's and our products and services were to be marketed and sold to NCFE's and our customers. We were to have received fees for our services based on an agreed upon fee schedule and negotiated project fees. In connection with the Preferred Provider Agreement, we issued NCFE 9.5 million shares of our common stock to NCFE in consideration for:

    - entering into the Preferred Provider Agreement;

    - canceling approximately $4.8 million of our debt;

    - providing $1 million of equity financing, and

    - providing an additional $4 million in financing that is to convert into equity upon the ability of NCFE to sell $4 million of our common stock at a price per share in excess of $9.50 per share.

    The value of the shares issued to NCFE at the time was approximately $113 million based upon the market price of our common stock on February 2, 2000.

    On July 28, 2000, we completed phase one of the Master Portal. We have not generated any revenues from this Preferred Provider Agreement. Due to the fact that we no longer believe the anticipated connectivity between NCFE and its clients can be achieved or has market viability, we recorded an impairment loss to write off the deferred contract asset and reduce the distribution channel asset that were created in connection with the Preferred Provider Agreement. In fiscal 2001, we wrote off $31.1 million and $67.5 million associated with the distribution channel and deferred contract, respectively. In fiscal 2002, we reserved the remaining unamortized distribution channel balance of $2.3 million.

    We are continuing to investigate alternatives with NCFE regarding an amendment and restructuring of the Preferred Provider Agreement, as defined in the agreement, in order to create an arrangement potentially more lucrative for us and one better aligned with our current business strategies and core competencies. As of the date of this report, however, we have not reached final agreement in this regard, and no assurance can be given that we will be able to reach such an agreement.

    In view of these multiple and extensive relationships, our ability to continue to finance our operations, effect changes to our business strategy and management, and implement acquisitions and other material corporate initiatives are for the immediately foreseeable future dependent upon continuing our relationships with NCFE and its principals. Notwithstanding this relationship we have found NCFE to provide funding that is unpredictable in timing and amount, cumbersome contract administration and inconsistent and at times no communication on funding and administrative matters.

                           OPERATIONS--RELATED RISKS

THE ACQUISITIONS WE HAVE COMPLETED AND MAY COMPLETE IN THE FUTURE MAY BE
  DIFFICULT TO MANAGE.

    In fiscal 2002, we acquired Chartwell and TLCS. If we cannot successfully integrate these and future businesses we may acquire, we will not achieve our business strategy or generate profits and positive cash flow.

    Additional risks associated with our acquisitions are:

    - Our profitability could be adversely affected by depletion of cash, servicing additional debt and recording impairment charges related to goodwill and intangible assets.

    - The issuance of additional equity securities dilutes the interests of our current stockholders.

    - It could be difficult to assimilate the acquired companies' employees, equipment and operations.

    - The acquisitions can divert management's attention from other business concerns, including implementation of our business strategy.

    - The acquired companies may or could operate in markets with which we have little or no familiarity.

    - There could be undisclosed or unforeseen liabilities associated with the acquired companies.

    - We could lose key employees or customers of the acquired companies.

    - We have been named defendant in several lawsuits, which, if we are not successful in defending could negatively impact our financial position.

WE MAY NOT BE ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY FOR ANY LENGTH OF TIME.

    We expect to incur significant expenses and to utilize substantial amounts of cash for:

    - funding operating losses;

    - developing additional infrastructure;

    - bringing products and services to market;

    - additional acquisitions; and

    - settlement of past due payables, repayment of debt and servicing of debt and litigation.

    We cannot be certain that we can achieve sufficient revenues and cash flow in relation to our use of cash for expenses and capital to meet our obligations as they become due, become profitable or generate positive cash flow on an extended basis. Our ability to sustain profitability is dependent upon the generation of profits and cash flow from our Business Units.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

    Our operations depend on the continued efforts of the executive officers and management, and in particular, Frank P. Magliochetti, Jr., our President, Chief Executive Officer and Chairman. The loss of key personnel or the inability to hire or retain qualified personnel could seriously harm our business by reducing our revenue, earnings and expected growth and sources of liquidity.

WE ARE DEPENDENT ON OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED HEALTHCARE PERSONNEL, WHO OFTEN ARE IN SHORT SUPPLY.

    Our ability to deliver quality healthcare and services depends on our ability to recruit qualified healthcare personnel. Currently, there is a shortage of skilled healthcare workers. Consequently, competition for such personnel is intense. We may experience a shortage of trained and competent employees or independent contractors that could result in overtime costs or the need to hire less efficient temporary staff. In some markets, we are concerned about our ability to attract qualified healthcare personnel at a reasonable cost. If we cannot successfully attract or retain a sufficient number of qualified healthcare personnel in the future, we may not be able to perform efficiently under our contracts, which could have a negative impact on our reputation, lead to the loss of existing contracts and impair our ability to secure additional contracts in the future.

THE LOSS OF OUR RELATIONSHIP WITH CERTAIN LARGE THIRD-PARTY PAYORS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    The profitability and growth of our business depends on our ability to establish and maintain close working relationships with government agencies, managed care organizations, private and governmental third-party payors, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional healthcare providers.

    One governmental agency, Medicaid, with which we have numerous contracts, accounted for more than 56% and 19% of home care revenues for the fiscal year ended March 31, 2002 of Chartwell and TLCS, respectively. The loss of existing relationships with third-party payors or the failure to continue to develop such relationships in the future could seriously harm our business by reducing our revenues, earnings and potential for future growth.

OUR ACCOUNTS RECEIVABLE TAKE AN EXTENDED TIME TO COLLECT, WHICH STRAINS OUR AVAILABLE CASH FOR OPERATIONS.

    The alternate site/home infusion industry generally is characterized by long collection cycles for accounts receivable. This is because of the complex and time-consuming requirements for obtaining reimbursement from private and non-governmental third party payors. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations, the government or other payors would restrict our ability to pay our liabilities as they become due.

    Our home healthcare and pharmacy operations are financed through an accounts receivable purchase program with NCFE, a related party, which provides healthcare accounts receivable financing. However, the financing entity is not obligated to continue to purchase such receivables. The current agreements expire on varying dates ranging from December 31, 2002 through September 2003. Our ability to maintain adequate financing for our current level of operations and to fund growth is dependent upon our ability to renew or replace existing credit facilities and to generate sufficient cash flow to meet our payment obligations. Further, because we are required to finance our accounts receivable, we incur significant interest charges which adversely affects our profitability.

WE RELY ON REIMBURSEMENTS FROM THIRD-PARTY PAYORS TO PAY FOR OUR SERVICES; PAYMENT FAILURES OR SIGNIFICANT DELAYS COULD ADVERSELY IMPACT OUR OPERATING RESULTS.

    We receive payment for services rendered to patients from state and local agencies, private insurers and patients themselves, from the Federal government under Medicare, and from the states in which we operate under Medicaid. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Any change that limits or reduces the timing on levels of Medicare or Medicaid reimbursement could have a material adverse effect on our cash flow, earnings and cost of doing business. Historically, the amounts appropriated by state legislatures for payment of Medicaid claims have not been always sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may impact our ability to pay our obligations when they come due and payable would seriously harm our business.

    We typically receive payment between thirty (30) and one hundred twenty
(120) days after rendering an invoice, although this period can be longer. Accordingly, our cash flow may at times be insufficient to meet our accounts payable requirements. Historically, we have been required to borrow funds to meet our ongoing obligations and may be required to do so in the future. We would be seriously limited in the use of our operating cash flow if we were unable either to borrow funds or to borrow funds on terms deemed favorable by management to meet our payable requirements.

THE EFFECT OF ALTERNATIVE PAYMENT METHODOLOGIES OR OTHER HEALTHCARE REFORM COULD ADVERSELY IMPACT OUR REVENUES AND PROFIT MARGINS.

    In October 2000 a prospective payment system ("PPS") was established for all home healthcare providers that provide Medicare services. There is an opportunity to generate profits under PPS if costs are contained under the per-episode reimbursement amounts. However, unforeseen changes in Federal healthcare regulations, including changes to PPS, could adversely affect our ability to generate a profit under PPS. In addition, because PPS may require periodic changes in billing methodology, our systems may not be able to adapt immediately or sufficiently to all such changes. Further, changes in Medicare fiscal intermediaries' new systems may result in slower payments than otherwise anticipated.

    Because we are reimbursed for our services by the Medicare and Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative healthcare delivery systems and payment methodologies could have an adverse effect on our revenues and profit margins. Additionally, uncertainties relating to the nature and outcomes of healthcare reforms have also generated numerous realignments, combinations and consolidations in the healthcare industry, which may also seriously harm our business by adversely affecting our operating results and business strategy.

    PPS regulations included provision for a 15% reduction in Medicare payments to home health care providers effective October 1, 2002. In June 2002, the House of Representatives passed a bill, H.R. 4954, to eliminate the 15% reduction in payments. This bill became effective for all PPS patient episodes ending after October 1, 2002. Recently, a proposed Senate package also would eliminate the 15% reduction. While there are pending provisions to eliminate the 15% reduction in PPS rates, there can be no assurance that such elimination will occur.

WE HAVE NEGOTIATED DEFERRED PAYMENT TERMS FOR SIGNIFICANT LIABILITIES FOR WHICH ALTERNATIVE FINANCING MAY NOT BE AVAILABLE.

    TLCS has negotiated deferred payment terms for its Medicare and Medicaid liabilities. TLCS' aggregate Medicare and Medicaid liabilities at March 31, 2002 of approximately $54.5 million. Additionally, TLCS has made arrangements with many of its other creditors to either reduce its liability to them, defer and/or extend payment of the liability, or a combination of several of these steps. Our vendors may not continue to extend credit in this manner. Pursuant to TLCS' agreement with the Federal Centers for Medicare and Medicaid Services ("CMS") to repay accumulated Medicare liabilities, TLCS will be required to pay excess periodic interim payments received in prior years and Medicare audit liabilities on a monthly basis through May 2005. United Government Services ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to us. We must generate sufficient cash to meet its payment obligations under the deferred payment arrangements.

WE ARE DEPENDENT ON OUR RELATIONSHIPS WITH REFERRAL SOURCES, AND IF WE ARE UNABLE TO MAINTAIN THESE RELATIONSHIPS, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED AND OUR BUSINESS WILL BE SERIOUSLY HARMED.

    Our growth and profitability depends on our ability to establish and maintain close working relationships with referral sources, including hospitals, payors, physicians and other healthcare professionals. Managed care organizations, which have been exerting an increasing amount of influence over the healthcare industry, have been consolidating to enhance their ability to impact the delivery of healthcare services. As managed care organizations continue to increase their market share in regions in which we operate, these organizations have become and will likely continue to become increasingly important as our referral sources. If we are not able to successfully maintain our existing referral sources or develop and maintain new referral sources, we could experience a substantial decline in our revenues and earnings.

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE WITH OTHER HOME HEALTHCARE/ALTERNATE SITE HEALTHCARE PROVIDERS, RESULTING IN A REDUCTION OF OUR REVENUES AND EARNINGS.

    The home healthcare/alternate site healthcare industry is highly competitive and includes national, regional and local providers. We compete with a number of companies in all areas in which our operations are located. Our competitors include major national and regional infusion companies, hospital pharmacies, independent regional and local pharmacies, hospital-based programs, numerous local providers and nursing agencies. Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than we have. Accordingly, other companies, including pharmacies, managed care organizations, hospitals, long-term care providers and healthcare providers that currently are not serving the alternate healthcare market may become competitors of ours and may be able to compete more effectively than us. Increased competition in markets in which we focus our services may have a negative effect on our revenues.

WE DEPEND ON A SMALL NUMBER OF VENDORS FOR OUR PHARMACEUTICALS AND OTHER SUPPLIES, AND THE LOSS OF A SIGNIFICANT VENDOR OR AN INCREASE IN SUPPLY RELATED COSTS COULD RESULT IN A SUBSTANTIAL INCREASE IN OUR COSTS AND DECLINE IN EARNINGS.

    We purchase pharmaceuticals and supplies from a preferred list of vendors and a substantial amount of our purchasing is at volume discounts. If we were unable to maintain our existing relationships with current suppliers or find alternative suppliers who will offer the same discounted prices, the cost of purchasing products would increase, which could result in a decline in our operating income.

ALTHOUGH WE MAINTAIN INSURANCE ON THE PHARMACEUTICAL PRODUCTS WE SELL AND THE PROFESSIONALS WE EMPLOY, ANY JUDGMENTS, SETTLEMENTS OR COSTS RELATING TO PENDING OR FUTURE PROCEEDINGS AGAINST US THAT ARE NOT COVERED BY INSURANCE COULD DIRECTLY INCREASE OUR EXPENSES AND ADVERSELY AFFECT OUR EARNINGS.

    We periodically become involved in litigation alleging that our professional caregivers committed medical malpractice by failing to provide timely or adequate healthcare services. In addition, we periodically become involved in product liability litigation. We may be liable, as an employer, for the negligence of our employees. We also may have liability for the negligence of persons that we engage as independent contractors. Our contracts generally require us to indemnify the governmental agency for losses incurred related to healthcare services provided by our agents and us.

    Healthcare professionals with whom we contract must provide evidence that they carry a minimum of $1 million of insurance coverage, although we cannot be sure that such providers will continue to carry such coverage or that such insurance is, or will continue to be, adequate or available to protect us, or that we will not have liability independent of the providers and their coverage. We maintain medical professional and general liability, including product liability, insurance providing for coverage in an amount up to $1 million per claim, subject to a limitation of $5 million for all claims in a single year.

    If we were to suffer a loss or claim in excess of our insurance coverage, or in an amount that was not covered by our insurance with respect to our employees, contract workers or products, our financial position could be significantly harmed.

                                INVESTMENT RISKS

OUR STOCK HAS BEEN DE-LISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY RESTRICT YOUR ABILITY TO SELL YOUR SHARES IN THE AMOUNTS AND THE TIMES YOU WOULD OTHERWISE LIKE TO.

    As stated previously, we received notification on May 22, 2002 from the AMEX that they had elected to proceed with filing an application with the SEC to de-list our common shares from trading on the AMEX. While we initially elected to appeal this decision as we disagreed with the factual allegations and conclusions reached by the AMEX, we have since elected to voluntarily de-list our shares from the AMEX based upon our analysis that we are unable to meet the AMEX's continued listing requirements in view of several factors, including our accumulated deficit at March 31, 2002.

    Beginning July 16, 2002, our common stock is quoted on the "pink sheets".

    From July 31, 2001 through August 1, 2001, our common stock was suspended from trading on the AMEX because we did not file our annual report on Form 10-K with the SEC in a timely fashion. Further, on June 4, 2002 and on June 27, 2002, trading of our common stock on the AMEX was halted for part of each of those days in order to ensure our compliance with AMEX disclosure policies.

FUTURE ISSUANCES OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK, INCLUDING THOSE UNDER EXISTING AGREEMENTS, COULD CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND DEPRESS OUR STOCK PRICE.

    Subject to market conditions, availability, and terms, we plan to sell additional equity or debt securities with equity features in order to provide us with additional funds to finance our continued operations, develop our infrastructure, refinance current debt, introduce new products and services and acquire additional companies or businesses. We cannot assure that we will be able to sell such securities or that the price and other terms will meet those required by potential investors in such securities.

    The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur.

    We have a large number of shares of common stock outstanding and available for resale at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of September 30, 2002, we have outstanding 148,661,526 shares of common stock. Of these shares, approximately 72 million shares are restricted securities and will become eligible for sale without registration pursuant to Rule 144 under the Securities Act of 1933, as amended ("Rule 144"), subject to certain conditions of Rule 144. If holders sell a large number of shares in the public market, our stock price could fall materially.

    The risk of dilution may cause the selling stockholders as well as other stockholders of ours to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

THE SALE OF SHARES OF NEWLY AUTHORIZED COMMON STOCK, AS WELL AS THOSE COVERED UNDER EXISTING AGREEMENTS COULD INFLUENCE THE CONTROL OF OUR COMPANY.

    The acquisition by third party investors of a significant percentage of our common stock could enable such investors to influence or direct the policies, decisions and composition of our board of directors and management. A potential change of control could involve a number of risks, including the diversion of management attention and resources, the loss of key employees, and changes in our business plan and operations. Any such event could directly increase our expenses, decrease revenues, earnings and expected growth.

HOLDERS OF OPTIONS AND WARRANTS AND OTHER PARTIES HAVE THE RIGHT TO ACQUIRE A LARGE NUMBER OF SHARES OF OUR COMMON STOCK, WHICH COULD DILUTE THE OWNERSHIP OF OUR EXISTING STOCKHOLDERS.

    We have reserved a total of 31.0 million shares of our common stock for issuance upon exercise of options granted or which may be granted under our existing stock option plans. As of March 31, 2002, stock options to acquire
5.3 million shares at a weighted average exercise price of $3.24 per share were outstanding. In addition, as of March 31, 2002, warrants to acquire
50.3 million shares of our common stock at a weighted average exercise price of $2.74 per share were outstanding. It is likely that we will be required to issue warrants and options to lenders and other providers as an additional inducement to continue to do business with us. The holders of these options and warrants will have the opportunity to profit from an increase in the market price of our common stock. These options and warrants may make it more difficult for us to obtain additional equity financing in the future. The holders of these options and warrants can be expected to exercise the options and warrants at a time when we, in all likelihood, would be able to sell equity securities on terms more favorable to us than those provided in the options and warrants.

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

    - changes in financial estimates by securities analysts; and

    - general market conditions.

    The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

                                 INDUSTRY RISKS

GOVERNMENT REGULATION OF THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT OUR REVENUES.

    Generally, the healthcare industry, including our business, is subject to extensive federal, state and local regulation requiring compliance with extensive and complex billing, substantiation and record-keeping requirements, governing licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, additions of new services, certain capital expenditures, the quality of services provided and the manner in which such services are provided and reimbursement for services rendered. Changes in applicable laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on licensure, eligibility for participation, permissible activities, operating costs and our levels of reimbursement from governmental and other sources. There can be no assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that could harm our business. In addition, our operations are subject to review by federal and state regulatory agencies to assure continued compliance with various standards, their continued licensing under state law and their certification under the Medicare and Medicaid programs. Failure to comply with applicable laws and regulations could result in significant costs and criminal penalties. In addition, violation of applicable laws and regulations could result in prohibition of our payment for services we have provided and loss of the licenses we need to conduct our business, this adversely affecting our revenues.

CHANGES IN THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

    The healthcare industry is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. Such programs may increase governmental involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

    Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce our prices, our operating results could suffer if we cannot achieve corresponding reductions in expenses.

COST CONTAINMENT MEASURES BY GOVERNMENT AND OTHER THIRD-PARTY PAYORS COULD REDUCE OUR REVENUES AND EARNINGS.

    The healthcare industry is experiencing a trend toward cost containment, as government and other third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, has resulted in reduced rates of reimbursement for services provided by us, which has adversely affected, and may continue to adversely affect, our margins. Aspects of certain healthcare reform proposals, such as cutbacks in the Medicare and Medicaid programs, reductions in Medicare reimbursement rates and/or limitations on reimbursement rate increases, containment of healthcare costs on an interim basis by means that could include a short-term freeze on reimbursements paid by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could seriously harm us. Additional changes to the Medicare or Medicaid programs involving significant limits on the scope of services reimbursed and on reimbursement rates and fees could reduce our revenues, earnings and expected growth.

OUR INABILITY TO RENEW OUR LICENSE TO PROVIDE HOME HEALTHCARE SERVICES IN A JURISDICTION MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    The profitability and growth of our business depends on our ability to establish and maintain operating licenses throughout the country. While we maintain close working relationships with government agencies, that oversee the licensing process, actions such as those by New York's Department of Health and Rhode Island's Department of Health, which may initiate revocation proceedings against certain of our locations for failure to obtain certain approvals related to the proposed sale of the New York state licensed businesses to us may adversely impact revenues and results of operations.

CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD GIVE INCREASED PRICING POWER TO PURCHASERS OF OUR SERVICES AND REDUCE OUR REVENUES.

    Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the healthcare economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of healthcare services and to exert pressure to control healthcare costs. This increased pressure may require us to reduce our prices or forfeit existing or new business, which would adversely impact our revenues.

COMPETITION IN THE HEALTHCARE INDUSTRY IS INTENSE AND COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

    The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. We compete on a local and regional basis with other providers on the basis of the breadth and quality of our services, the quality of our products and, to a more limited extent, price. Our current and potential competitors include national, regional and local operators of geriatric care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, retirement centers and other home respiratory care, infusion and durable medical equipment companies and similar institutions, many of which have significantly greater financial and other resources than we do. In addition, we compete with a number of tax-exempt nonprofit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions, which are unavailable to us. New service introductions and enhancements, acquisitions, continued industry consolidation and the development of strategic relationships by our competitors could cause a significant decline in sales or loss of market acceptance of our services or intense price competition or make our services noncompetitive. Further, technological advances in drug delivery systems and the development of new medical treatments that cure certain complex diseases or reduce the need for healthcare services could adversely impact our business. In addition, relatively few barriers to entry exist in local home healthcare markets. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not increase our expenses or reduce our revenues, which adversely effect earnings.

ITEM 2. DESCRIPTION OF PROPERTY.

    Our principal offices are in Andover, Massachusetts. We also have additional administrative offices in Lake Success, New York, Pittsburgh, Pennsylvania and Addison, Texas. These offices are leased. We believe that our headquarters office space is sufficient for our immediate needs and that we will be able to obtain additional space as needed in the future.

    We lease all our branch office locations from unaffiliated landlords. Most of these are for a specified term although several of them are month-to-month leases. Currently we have 125 locations including 104 operated by us and 31 operated by 23 different licensees. These licensee offices are owned by licensees or are leased by the licensee from third-party landlords. We believe that we will be able to renew or find adequate replacement offices for leases that are scheduled to expire in the next twelve months at comparable costs.

    In addition, we own or lease computer and communication equipment necessary to operate our business.

ITEM 3. LEGAL PROCEEDINGS.

    We are party to routine litigation involving various aspects of our business. In addition, we have been and continue to be involved in litigation regarding several of our acquisitions and strategic relationships. Except as described below, none of such pending litigation, in our opinion, could have a material adverse impact on our consolidated financial condition, results of operations, or businesses.

PRIMERX.COM/NETWORK PHARMACEUTICALS, INC.

    Our relationship with PrimeRx.com ("PrimeRx"), Network
Pharmaceuticals, Inc. ("Network") and the principal stockholders of PrimeRx has been a troubled one characterized by numerous disputes and litigation. On
March 26, 2001, we entered into a Settlement Agreement and Mutual Releases (the "March 2001 Settlement Agreement") with PrimeRx, Network, PrimeMed Pharmacy Services, Inc. ("PrimeMed"), another subsidiary of PrimeRx and the shareholders of PrimeRx. On or about July 16, 2001, Network filed a complaint against us and our strategic partner, NCFE (NETWORK PHARMACEUTICALS, INC., A NEVADA CORPORATION; NCFE; AND DOES 1 THROUGH 25, INCLUSIVE, SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF LOS ANGELES (CENTRAL DISTRICT) (CASE NO. BC 254258)). This suit alleged breach of the March 2001 Settlement Agreement. On or about September 26, 2001, this matter was ordered to arbitration through the American Arbitration Association (the "AAA").

    On or about September 28, 2001, Network formally filed its claim with the AAA claiming damages of over $10 million. In addition, on or about October 19, 2001, Network filed documents seeking a court order allowing Network to attach up to $14 million of our assets pending resolution of this action. Network's request for attachment was denied.

    On or about November 6, 2001, we filed documents with the AAA denying the allegations raised by Network and counterclaiming against Network and its alleged co-conspirators, Prem Reddy, Richard Hayes, Prime A Investments, LLC, PrimeMed, PrimeRx and Doe Defendants for over $120 million.

    As of July 1, 2002, we entered into a settlement agreement with Network, PrimeRx and its principal shareholders (the "Network Settlement"). Under the terms of the Network Settlement, provided we meet the obligations set forth therein, each of us, NCFE, and one of NCFE's subsidiaries on the one hand, and the cross-defendants (which include Network and certain alleged co-conspirators) release one another from all claims related to the subject matter of this litigation. This release does not cover certain employment compensation disputes that one of the principal shareholders of PrimeRx has against us and does not release any parties other than NCFE, the NCFE subsidiary and us.

    Our obligations under the Network Settlement include (i) a payment of $2.5 million we made on July 1, 2002; (ii) a payment of $2.5 million by wire transfer by August 1, 2003; (iii) a transfer of shares of PrimeRx that we had held, which transfer was made prior to July 1, 2002; (iv) returning all of PrimeRx's, Network's and their affiliates' equipment by July 15, 2002 along with an inventory of such equipment that indicates whether any equipment has been previously sold by us; (v) monthly payments commencing July 15 in connection with certain guaranties of leased equipment made by a principal shareholder of PrimeRx; and, (vi) a dismissal of our cross-complaint with prejudice in the arbitration proceedings. Amounts pertaining to this settlement were expensed and recorded as of March 31, 2002.

VIDIMEDIX CORPORATION

    On or about September 15, 2000, certain former securities holders of VidiMedix Corporation ("VidiMedix") filed a petition against us arising from our acquisition of VidiMedix (MONCRIEF, ET AL. V. e-MEDSOFT.COM AND VIDIMEDIX ACQUISITION CORPORATION, HARRIS COUNTY (TEXAS) COURT, NO. 200047334 (the "Texas Action")). The petition was amended on or about May 24, 2001 and amended again, on or about August 15, 2001. Plaintiffs Jana Davis Wells and Tom Davis, III ("Remaining Plaintiffs") filed a Third Amended Original Petition on or about December 26, 2001.

    Plaintiffs claimed that we owe them either 6.0 million shares of common stock or liquidated damages of $8.9 million and exemplary damages of at least $24 million. We settled those disputes with all but two former VidiMedix shareholders, the Remaining Plaintiffs.

    On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (e-MEDSOFT.COM V. MONCRIEF, ET AL., CASE NO. BC249782 (the "California Action")). On or about October 19, 2001, defendants caused the case to be transferred to the United States District Court for the Central District of California based on diversity of citizenship between the defendants and us, the case is now known as CASE NO. EDCV 01-00803-VAP (SGLX). We settled those disputes with all but two former VidiMedix shareholders. The terms of the settlement required us to pay approximately $4.1 million in a combination of cash and common stock. The Remaining Plaintiffs are the only remaining plaintiffs in the Texas Action and the only remaining defendants in the California Action.

    As of July 31, 2002, we reached a settlement with the Remaining Plaintiffs. Settlement terms included a mutual release from the Texas Action and for us to dismiss the California action with prejudice and monetary payments to the remaining plaintiffs over a seven month period.

SUTRO NASD ARBITRATION NO. 1

    As disclosed in the our Annual Report on Form 10-K at and for the year period ended March 31, 2001, a dispute between Sutro & Co., and us has been arbitrated before the National Association of Securities Dealers. On
October 22, 2001, we agreed to settle the matter and Sutro NASD Arbitration
No. 2 described below for 1.6 million shares of our common stock. We delivered a stock certificate for 1.3 million shares of our common stock representing shares due Sutro from an exercise of our warrants in June and August 2000. These shares met all requirements of Rule 144 (k) and were delivered to Sutro without restriction. We also delivered a stock certificate for 300 thousand shares of our common stock with a value of $720 thousand at the time of issuance. We agreed to register these shares in our next registration statement filing with the SEC. If based on the closing price of our common stock two days prior to the effective date of the registration statement, the market value of the 300 thousand shares is less then $720 thousand, then we are obligated to issue an additional number of shares such that the market value of the sum of the shares is as nearly as possible equal to $720 thousand. Based on the closing price of our common stock at June 30, 2002, we would be obligated to issue an additional 3.3 million shares. As a result of this settlement we expensed
$3.7 million as of March 31, 2002.

SUTRO NASD ARBITRATION NO. 2

    An investor in the Company sued Sutro for failing to honor commitments and failures to act in accordance with its fiduciary duties. This matter was being arbitrated before the National Association of Securities Dealers. As part of the Sutro No. 1 NASD arbitration settlement described above, on October 22, 2001, we agreed to settle the matter.

CAPPELLO CAPITAL CORP.

    On November 16, 2001, we filed a complaint against Cappello Capital Corp. ("Cappello") (MED DIVERSIFIED V. CAPPELLO CAPITAL CORP., LOS ANGELES SUPERIOR COURT CASE NO. SC 069391 (the "Cappello Action")), alleging that Cappello is liable for fraud for inducing us to enter into an exclusive financial advisor "Engagement Agreement" by misrepresenting to us that Cappello had significant sources of capital ready and willing to invest in us when such was not true. In the complaint, we sought compensatory and punitive damages, as well as rescission of the Engagement Agreement. We dismissed the case without prejudice on March 1, 2002, and settled the case and all claims relating thereto as of March 25, 2002. We have fulfilled all of our obligations under this settlement.

HOSKIN INTERNATIONAL, LTD. AND CAPPELLO CAPITAL CORP.

    On October 30, 2001, we filed a demand for arbitration with the American Arbitration Association ("AAA") against Hoskin International, Ltd. ("Hoskin") and Cappello (collectively, "Respondents") (AAA CASE NO. 50T 168 00515 1), alleging that Respondents fraudulently induced us to enter into a "Common Stock Purchase Agreement" and to issue warrants through various misstatements of material facts and failed to disclose facts that the Respondents had a duty to disclose. This matter is before an administrator assigned to the case through the San Francisco branch of the AAA.

    On December 28, 2001, Hoskin filed a response to our demand in which it denied our allegations and asserted a counterclaim alleging that we are liable for breach of the Common Stock Purchase Agreement and warrants based on our alleged failure to use best efforts to cause the registration statement for the warrants to become effective at a time when the warrants could have been exercised at a profit.

    On January 2, 2002, Cappello filed a motion to stay arbitration before the AAA as to Cappello on the grounds that Cappello was not a party to the arbitration clause contained in the Common Stock Purchase Agreement, and that our claims against Cappello should be resolved in the Cappello Action in Los Angeles (as described above under "Legal Proceedings: Cappello Capital Corp."). The Court granted Cappello's motion on January 28, 2002. We dismissed, without prejudice, the claims asserted against Cappello in the AAA arbitration. Arbitration of the Hoskin matter is scheduled for late October, 2002. Settlement discussions are ongoing.

ILLUMEA (ASIA)

    On December 13, 2000, Illumea (Asia), Ltd. ("IAL"), Nathalie j.v.d. Doornmalen, David Chung Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd. and True Will Investments filed a First Amended Complaint against Illumea Corporation ("Illumea") and Andrew Borsanyi (collectively "Defendants") arising out of our acquisition of Illumea (ILLUMEA (ASIA), LTD., ET AL. V. ILLUMEA CORPORATION AND ANDREW BORSANYI). All of the plaintiffs IAL and Nathalie Doornmalen thereafter dismissed their claims without prejudice. As a result, only IAL and Doornmalen remained as plaintiffs.

    Doornmalen, a former Illumea shareholder, alleges that she consented to our acquisition of Illumea based on the allegedly false representation that we would hire her. She also alleges that Defendants made defamatory statements about her. Doornmalen asserts claims for securities fraud under 15 U.S.C. Section 78j(b) and Rule 10b-5, "conspiracy," breach of contract, fraud, false promise, defamation, and violation of California Business & Professions Code
Section 17200 ("Section 17200"). IAL alleges that Illumea breached an agency agreement between IAL and Illumea and engaged in fraud in connection with the agency relationship. IAL asserts claims for breach of contract and fraud. Collectively, plaintiffs seek compensatory damages, disgorgement under Section 17200 and attorneys' fees.

    We filed a counterclaim against IAL and Doornmalen on March 26, 2001, alleging breach of contract, breach of fiduciary duty and fraud. We allege that IAL and Doornmalen refused to repay Illumea for providing funding and equipment to IAL and that Doornmalen failed to disclose certain material issues in connection with the merger between Illumea and us.

    As of April 2, 2002, we settled these matters. Under the terms of the settlement, we were required to (i) pay $300 thousand, (ii) issue 700 thousand shares of our common stock and (iii) file a registration statement, on Form S-1, registering the 700 thousand shares. As of October 31, 2002, we have not filed the registration statement as set forth in the Settlement Agreement. We have been notified that Nathalie Doornmalen has filed a motion to enforce the Settlement Agreement in the Illumea (Asia), Ltd. matter. The opposition to this motion is due on Monday, November 4, and the hearing is on November 18.

TREBOR O. CORPORATION

    On June 29, 2001, Trebor O. Corporation, a California corporation, doing business as Western Pharmacy Services ("Trebor O."), and its principal Robert Okum, filed an action in Los Angeles County Superior Court against us, PrimeRx, Chartwell Diversified Services and various individuals (TREBOR O. CORPORATION D.B.A. WESTERN PHARMACY SERVICES AND ROBERT OKUM V. e-MEDSOFT.COM, PRIMERX, CHARTWELL DIVERSIFIED SERVICES AND VARIOUS INDIVIDUALS, LOS ANGELES SUPERIOR COURT CASE NO. BC 253387). The plaintiffs assert claims for breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious interference, and seek more than $5 million in compensatory damages, on the theory that we entered into a letter of intent to purchase Trebor O, but then refused to complete the transaction. We have settled this lawsuit as of July 2002. Settlement terms include dismissal of Trebor O's suit against us and a payment by us to Trebor O.

SAN DIEGO ASSET MANAGEMENT, INC.

    On October 24, 2001, we filed a complaint against San Diego Asset Management, Inc. ("SDAM") (MED DIVERSIFIED V. SAN DIEGO ASSET MANAGEMENT, INC., LOS ANGELES SUPERIOR COURT CASE NO. BC 260285 (the "2001 SDAM Action")) arising out of an agreement whereby we were to sell shares of our common stock that could be purchased for $83 million for 90% of the market price of our common stock to SDAM. We agreed to prepare a certificate for 15 million restricted shares of our common stock as a commission (the "Certificate"), as well as pay $3 million in cash as commission to SDAM. We delivered the Certificate but SDAM did not deliver the $83 million. In the lawsuit, we sought a temporary restraining order, preliminary injunction and permanent injunction ordering SDAM to return the Certificate to us. Pursuant to the Court's order dated
November 6, 2001, the Certificate was returned to us and cancelled. We dismissed the 2001 SDAM Action without prejudice on November 13, 2001.

    On February 1, 2002, we filed for Arbitration with the National Association of Securities Dealers (the "NASD Arbitration") against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman (collectively, "Respondents) (NASD CASE NO. 02-00650), alleging that Respondents fraudulently induced us to enter into a "Securities Purchase Agreement" through various misstatements of material fact and, alternatively, that Respondents breached the Security Purchase Agreement. On March 13, 2002, following objections to jurisdiction, we dismissed without prejudice the claims asserted against Daniel Feldman in the arbitration. The remaining Respondents have not yet responded to our claims and no arbitrator has yet been selected.

    On February 5, 2002, we filed a complaint against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman, (MED DIVERSIFIED, INC. V. SAN DIEGO ASSET MANAGEMENT, INC., WENDY FELDMAN PURNER AND DANIEL FELDMAN, LOS ANGELES, SUPERIOR COURT CASE NO. BC 267635 (the "2002 SDAM Action")), alleging that they, in the second half of 2001, fraudulently induced us to enter into a "Debenture Agreement" through various misstatements of material fact and, alternatively, that they breached the Debenture Agreement.

    On February 28, 2002, we amended our complaint in the 2002 SDAM Action to add as defendants E*Trade Securities, Inc. and E*Trade Group, Inc. and to add, as against SDAM, Wendy Feldman Purner and Daniel Feldman, the claims asserted in the NASD Arbitration. No discovery has been propounded as of October 24, 2002. On May 3, 2002, we dismissed E*Trade from the 2002 SDAM Action without prejudice. On May 6, 2002, we dismissed Daniel Feldman from the 2002 SDAM Action without prejudice.

    On May 9, 2002, SDAM filed a cross-complaint against us. They allege that on or about August of 2001, we entered into an agreement with SDAM to sell them
5 million shares of our common stock and that they paid us $2 million, but have not received any stock. After we demurred to SDAM's cross-complaint, SDAM filed an amended cross-complaint July 3, 2002. These matters are currently in discovery.

CRAVEY

    Warren Willard Cravey ("Cravey"), now deceased, was a client of Chartwell Community Services, Inc. ("Chartwell").

    Chartwell provided care to Cravey via its community-based alternatives program. On October 1, 2001, Lorene Emma Barros, Individually and as Executive to the Estate of Warren Willard Cravey, Deceased, Cheryl Lynn Sloniger, Londa Sylvia Cravey, Lorna Christine Tillman, and Warren Willard Cravey, II ("Plaintiffs') filed a lawsuit against Concepts of Care Ii, Inc., Chartwell Community Services, Inc. f/k/a Concepts of Care, Infusion Management
Systems, Inc. d/b/a Concepts of Care, HomeCare Concepts of America, Inc. d/b/a Concepts of Care, Mollie Primrose, and Mollie Gay Jordy ("Defendants"). (Cause No. 23096, pending in the District Court of Jasper County, Texas.) Plaintiffs in the above-referenced cause are the children of Cravey.

    Plaintiffs claim that Defendants were negligent in their care of Cravey. Plaintiffs allege against Chartwell claims for negligence, negligence per se, gross negligence, and breach of fiduciary duty. Pursuant to the theory of respondeat superior, Plaintiffs also assert that Chartwell is liable for the alleged negligence of its former employee, Defendant Mollie Primrose, in her care of Cravey. Plaintiffs also assert against Chartwell a claim for punitive damages, alleging Chartwell's conduct was grossly negligent and/or malicious. Chartwell denies and is vigorously defending all claims.

    All parties to the suit are currently actively engaged in discovery. To date, there have been no motions for summary judgment or any other dispositive motions filed by any party. Though a jury trial has been demanded, this case is not presently set for trial.

H.L.N. CORPORATION

    H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of TLCS for the territory comprising certain counties in and around Los Angeles, California, and their holding company, instituted an action against TLCS subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of TLCS. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between TLCS and certain of the named plaintiffs (H.L.N. CORPORATION, ET AL. V. TLCS SUBSIDIARIES, ET AL.). The plaintiffs are seeking damages for violations of California franchise laws, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Pursuant to a Motion of Summary Judgment, the court granted all of the individual defendants' Motion for Summary Judgment dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California Franchise Law. Trial is scheduled for August 2003.

NURSING SERVICES OF IOWA

    On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health Inc. and Jacquelyn Klooster, two former home healthcare licensees of TLCS and the principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against TLCS' subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc. and certain executive officers of TLCS. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to TLCS' Motion to Dismiss all counts except for one count were dismissed by the Court. TLCS' Motion for Summary Judgment was granted on May 25, 2001, which reduced the lawsuit to one for breach of contract only. The case was tried before a jury in July 2002. The jury awarded nominal damages to Geri-Care and no damages to Nursing Services of Iowa. The judgment was paid and a Satisfaction of Judgment was entered in the court.

ADDUS HEALTHCARE

    On or about April 24, 2002, we filed a complaint against Addus
Healthcare, Inc. ("Addus"), and its major shareholders, W. Andrew Wright, Mark
S. Heaney, Courtney E. Panzer, and James A. Wright (MED DIVERSIFIED, INC. V. ADDUS HEALTHCARE, INC., ET AL., U.S. DISTRICT COURT, CENTRAL DISTRICT OF CALIFORNIA, CASE NO. CV 02-3911 AHM (JTLX)). We contend that Addus has been unable to perform its obligations under a certain stock purchase agreement relating to our acquisition of Addus. We allege that Addus breached the warranties and representations it gave regarding its financial condition, and Addus has been unable to obtain the consent of necessary third parties to assign some relevant contracts. We believe that Addus has breached the agreement in other ways, as well. Additionally, we allege that the defendants have misappropriated our deposit.

    The complaint demands the imposition of a constructive trust for the converted funds; and an injunction against the defendants' disposing of or liquidating the $7.5 million deposit. Our complaint further alleges fraud on behalf of the defendants, stating that they never intended to complete the transaction but planned to use the pendency of the transaction to obtain concessions from us. Additionally, there is a claim for breach of contract. We seek compensatory damages of approximately $10 million per claim, plus punitive damages, along with the equitable relief previously described and attorney's fees.

    Addus has filed a counterclaim against us. They allege that we
(1) fraudulently induced them to enter into the agreement (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. They have sought compensatory damages in excess of $4 million, a declaratory judgment that they are entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. Addus' answer to that complaint is due on November 1, 2002.

UNIVERSITY AFFILIATES

    In January 2002, we filed a Complaint against University Affiliates IPA ("UAIPA") and its president, Sam Romeo, who at the time was also a member of our board of directors, for breach of contract, fraud, and, as to Mr. Romeo, breach of fiduciary duty arising out of a May 2, 2000 agreement between UAIPA and us. Under the agreement, during the quarter ended June 2000, we advanced $2 million to UAIPA for the purpose of creating a joint venture intended to combine UAIPA's supposed healthcare management expertise with Internet healthcare management systems in an effort to develop new business opportunities. As of the filing of the suit, the companies had not proceeded with the joint venture. According to the original agreement, if a formal joint venture agreement were not entered into between UAIPA and us by July 1, 2000, UAIPA would guarantee payment of $2.5 million on or before July 1, 2001. The $2.5 million has not been paid. We seek payment of this amount, plus any profits from the business opportunities that were to be transferred to the joint venture, and punitive damages.

    On March 4, 2002, UAIPA served a cross-complaint against us, Sanga E-Health, LLC, TSI Technologies, LLC, Mitchell Stein, and John F. Andrews alleging breach of various contracts, breach of the implied covenant of good faith and fair dealing, declaratory relief, promissory estoppel, fraud, negligent misrepresentation, unjust enrichment, quantum meruit, conversion, money had and received, breach of fiduciary duty, interference with prospective business advantage and unfair business practices, seeking damages in the aggregate of approximately $11 million plus punitive damages. The court denied our motion to compel arbitration on May 8, 2002. We subsequently filed a cross-complaint against UAIPA and Sam Romeo regarding their failure to adhere to the May 2, 2000 agreement. No trial date has been set and UAIPA is currently in bankruptcy proceedings.

MEDICAL SPECIALTIES DISTRIBUTORS INC.

    In July of 2001, Medical Specialties Inc. ("Medical Specialties") sued our subsidiary, Chartwell, in state court in Massachusetts (MEDICAL SPECIALTIES DISTRIBUTORS INC. V. CHARTWELL DIVERSIFIED SERVICES, INC., ET AL., BRISTOL COUNTY SUPERIOR COURT (MASSACHUSETTS) CIVIL ACTION NO. BRCV2001-00845. This claim alleges failure to pay for the purchase of healthcare products and equipment rentals totaling approximately $2 million. The case is currently in discovery. We had been informed previously by Home Medical of America, Inc. ("HMA") that they would assume the defense of this matter. As of the date hereof, we have not been informed that HMA has actually assumed such defense. We continue to request of HMA that they assume this defense, and have retained counsel to handle this defense in the meantime.

TRI-COUNTY HOME HEALTH, INC.

    In March of 2002, Tri-County Home Health ("Tri-County") and other plaintiffs filed suit against Chartwell Community Services, Inc., Chartwell Diversified Services, Inc. (each is a subsidiary of ours) and Shay Fields (TRI COUNTY HOME HEALTH, INC. ET AL. V. CHARTWELL COMMUNITY SERVICES, INC., CHARTWELL DIVERSIFIED SERVICES, INC. AND SHAY FIELD, 365TH JDC, HARDIN COUNTY TX, CASE NO. 42108). Tri-County claims that the defendants breached a contract for the sale of the long term care portion of Tri-County's operations. They have also alleged fraud, tortious interference, material misrepresentation and unfair dealings. They seek damages in excess of $1 million. Chartwell answered their complaint and believes that their claims are without merit. Chartwell intends to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) MARKET INFORMATION. Our common stock was listed on the AMEX under the symbol "MED" from January 11, 2000 until July 15, 2002. Effective July 16, 2002 our common stock is quoted on the "pink sheets" under the symbol "MDDV.PK". Prior to January 11, 2000, our common stock traded on the OTC:BB, under the symbol "MDTK". The following table sets forth the high and low sales prices of our common stock as reported on the AMEX for the period beginning on January 11, 2000. The following table also sets forth the high and low bid prices for our common stock for the periods (prior to January 11, 2000) indicated, as reported by the OTC:BB. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, markdowns, or other fees or commissions, and may not necessarily represent actual transactions. On
May 28, 1999, we changed our year-end from May 31 to March 31. As a result, the quarter ending March 31, 1999 represents only one month of trading.

QUARTER ENDED                 HIGH       LOW
-------------               --------   --------
June 30, 1999.............    4.875     2.625
September 30, 1999........    3.875     1.656
December 31, 1999.........    8.125     1.875
March 31, 2000............   24.250     6.625
June 30, 2000.............   15.187     7.000
September 30, 2000........    8.812     2.625
December 31, 2000.........    2.750     0.375
March 31, 2001............    3.500     0.510
June 30, 2001.............    2.000     0.510
September 30, 2001........    4.510     0.620
December 31, 2001.........    3.650     0.980
March 31, 2002............    2.080     0.660

    (b) HOLDERS. As of September 30, 2002, there were a total of 726 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

    (c) DIVIDENDS. We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the foreseeable future.

    (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                      EQUITY COMPENSATION PLAN INFORMATION
                             (AS OF MARCH 31, 2002)

                             (A)                          (B)                             (C)
PLAN CATEGORY                NUMBER OF SECURITIES TO BE   WEIGHTED AVERAGE EXERCISE       NUMBER OF SECURITIES
                             ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING OPTIONS,   REMAINING AVAILABLE FOR
                             OUTSTANDING OPTIONS,         WARRANTS AND RIGHTS.            FUTURE ISSUANCE UNDER
                             WARRANTS AND RIGHTS.                                         EQUITY COMPENSATION PLANS
                                                                                          (EXCLUDING SECURITIES
                                                                                          REFLECTED IN COLUMN (A)).
Equity Compensation plan
  approved by security
  holders. (Subject to
  amended Form S-8
  Filing.).................           5,287,819                       $3.24                       24,646,577
Equity Compensation plans
  not approved by security
  holders..................          10,800,000                       $0.50                               --
                                     ----------                       -----                       ----------
Total......................          16,087,819                       $1.40                       24,646,577
                                     ==========                       =====                       ==========

    (e) RECENT SALES OF UNREGISTERED SECURITIES. In addition to security sales previously reported in our quarterly reports on Form 10-Q for the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, we have sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

    On May 15, 2001, we issued a warrant to TSI (now known as Swab Financial,
LLC) to purchase 4.8 million shares of our common stock exercisable until May 15, 2008 at an exercise price of $2.30 per share. The warrant was issued in consideration for TSI's contribution of 1 million shares of our common stock on our behalf to Startnest LLC, in November 2000 and for consulting services during the fiscal year ended March 31, 2001. TSI was an "accredited investor". We relied on Section 4(2) of the Securities Act.

    On July 31, 2001, we issued a warrant to purchase 1 million shares of our common stock exercisable until July 31, 2006 at an exercise price of $.80 per share to MPP Holdings, LLC, an affiliate of Manatt, Phelps and Phillips, LLP ("MPP"), which currently acts as our corporate counsel. We issued this warrant in consideration for the credit risk MPP has taken on amounts owed to it for services provided to us up through the first two quarters of 2001. We relied on
Section 4(2) of the Securities Act.

    On August 6, 2001, we entered into an Employment Agreement with Frank P. Magliochetti, Jr. in connection with Mr. Magliochetti's employment as one of our senior executive officers. In accordance with the agreement, we issued options to purchase 5 million shares of our common stock at an exercise price of $.001 per share. The options vest over three years, with any unvested portion of the options vesting immediately upon a change in control of the company or the termination of Mr. Magliochetti by the company for any reason other than cause. Mr. Magliochetti will forfeit the unvested portion of the options if he is terminated for cause or he voluntarily terminates his employment relationship with the company for other than "Good Reason" as defined in his Employment Agreement. On November 13, 2001, Mr. Magliochetti exercised the options in accordance with an early exercise provision and purchased 5 million restricted shares of our common stock valued at approximately $6.2 million. We relied on
Section 4 (2) of the Securities Act.

    On October 6, 2001, we entered into a Termination and Consulting Agreement with John F. Andrews, our former Chief Executive Officer pursuant to which we agreed to issue warrants to purchase 5 million shares of our common stock to be issued to him in accordance with the exercise timetable set forth in the agreement and upon the achievement of certain goals as specified in the agreement. The agreement to issue the warrants was entered into as consideration for the termination of Mr. Andrews' previous employment agreement and for future consulting services. In July of 2002, we amended the Termination and Consulting Agreement to revise the warrant exercise timetable and increase the exercise price of the warrants to $.07 per share. We granted the warrants to Mr. Andrews on July 15, 2002. We relied on
Section 4 (2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL INFORMATION.

                        MED DIVERSIFIED AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THE FISCAL YEARS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   --------
Net sales...................................................  $ 207,372   $  87,997   $    941
Costs and expenses excluding write-downs for impaired
  assets....................................................  $ 327,415   $ 146,245   $  9,370
Write down of impaired assets...............................  $ 175,093   $ 201,034   $     --
Total operating costs and expenses..........................  $ 502,508   $ 347,279   $  9,370
Net loss from continuing operations.........................  $(323,437)  $(258,817)  $ (9,321)
Net loss per share--continuing operations...................  $   (3.12)  $   (3.25)  $  (0.17)
Net loss from discontinued operations.......................  $  (3,383)  $ (16,435)  $   (344)
Net loss per share--discontinued operations.................  $   (0.03)  $   (0.21)  $  (0.01)
Total assets from continuing operations.....................  $ 210,526   $  55,716   $229,241
Total assets of discontinued operations.....................  $   2,314   $   9,340   $ 31,464
Long-term debt and liabilities..............................  $ 156,026   $   9,536   $  3,871
Stockholders' equity (deficit)..............................  $(194,240)  $   7,579   $229,003

    The net loss from continuing operations in the year ended March 31, 2002 and 2001 includes impairment charges of $175.1 million and $201 million, respectively. The asset impairment charges reduced our assets from continuing operations and equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is a discussion and analysis of our financial condition and results of operations for the fiscal years ended March 31, 2002, 2001 and 2000. You should read this discussion and analysis together with our consolidated financial statements and related notes contained herein. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    There are significant uncertainties about our ability to continue as a going concern. We have suffered recurring losses from operations and have consistently had negative working capital from continuing operations and lower than needed levels of cash. On March 31, 2002, we had negative working capital of $162.4 million (excluding $10.3 million of negative working capital from discontinued operations) and accumulated deficit of $612.6 million and a deficit stockholders' equity of $194.2 million.

    During fiscal years ended March 31, 2002 and 2001, net losses from continuing operations included asset impairment charges of $175.1 million and $201 million, respectively. These charges reduced assets from continuing operations and our stockholders' equity. As of March 31, 2002, the current portion of our long-term debt and related party debt was $121.6 million. We must extend, refinance or raise cash to meet our obligations with respect to the $121.6 million of indebtedness that is due under contractual arrangement over the next 12 months. While we are confident of our ability to arrange extensions, we have not commenced serious discussions with the creditors of this indebtedness and we cannot assure that we will be successful in doing so on terms and conditions that are acceptable. If we are not successful in obtaining additional funding or extending our short-term obligations, we may not be able to continue as a going concern.

    In addition to extending our short-term indebtedness, our principal focus will be to generate positive cash flow from our continuing operations primarily from our Business Units. We will continue to eliminate redundancies at all staff levels and locations consistent with this objective. Our current plan indicates that these efforts will yield positive cash flow sometime during the first quarter of fiscal 2004, reduce operating losses throughout the year and generate positive earnings sometime during the fourth quarter of fiscal 2004. However, our earnings analysis has not considered any additional write-downs or impairments of our intangible assets as required by Statement of Financial Accounting Standards ("SFAS") SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS to be adopted April 1, 2002. Any such write-downs from the adoption of SFAS 142 could have a material adverse effect on our results of operations and stockholders' equity, however implementation of the new SFAS 142 is not expected to have any impact on cash flows from operations.

RECENT ACQUISITIONS

    On August 6, 2001, we acquired Chartwell. Under the plan of merger, the Chartwell shareholders received 500 thousand shares of our newly created redeemable preferred stock ("Preferred Stock") by means of merger with a wholly owned subsidiary. The Chartwell shareholders also received warrants covering up to 20 million shares of our common stock (the "Chartwell Warrants") with an exercise price of $4.00 per share that vest over five years at a rate of twenty percent (20%) per year from the grant date. Each share of Preferred Stock was automatically converted into 100 shares of our common stock when our shareholders approved the issuance of the 70 million shares of common stock in connection with the Chartwell acquisition on December 27, 2001.

    We accounted for the Chartwell acquisition under the purchase method as required in the provisions of SFAS 141, BUSINESS COMBINATIONS. Accordingly, Chartwell's assets and liabilities were recorded at their initial estimated fair market value, less certain adjustments, as of the date of the Chartwell acquisition. The following table summarizes the determination of the Chartwell purchase price (in thousands):

Redeemable Preferred Stock..................................  $67,825
Warrants....................................................    1,001
Acquisition costs...........................................      678
                                                              -------
Adjusted purchase price.....................................   69,504
Add: Net liabilities assumed in Acquisition.................   16,434
                                                              -------
Goodwill....................................................  $85,938
                                                              =======

    A condensed summary of the net liabilities acquired in the Chartwell acquisition is as follows:

Current Assets..............................................  $45,641
Noncurrent Assets...........................................    8,159
                                                              -------
Total Assets................................................   53,800

Current Liabilities.........................................   43,831
Non current liabilities.....................................   26,403
                                                              -------
Net liabilities assumed in acquisition......................  $16,434
                                                              =======

    On November 28, 2001, we acquired TLCS, headquartered in Lake Success, New York by means of a tender cash offer and merger. At the end of the tender offer, approximately 10.4 million shares or approximately 87.8% of the outstanding shares of TLCS were tendered. On December 12, 2001, we exercised our option to acquire from TLCS an additional 2.8 million shares of its common stock at an exercise price of $1.00 per share. These shares, when added to the shares previously acquired, resulted in 13.2 million or approximately 90.17%, of the total outstanding shares of TLCS being owned by us. We finalized the legal merger with TLCS on February 14, 2002, through that date we had acquired a total of 14.5 million shares or 99.3% of the outstanding TLCS shares. In connection with the merger, each share of TLCS stock owned by us was canceled and retired. TLCS' stock is no longer registered or publicly traded. We also paid
$11.5 million in cash bonuses and granted 10.8 million warrants to certain TLCS executives in transactions related to the acquisition.

    We accounted for the TLCS acquisition under SFAS 141. We acquired the stock of TLCS for aggregate consideration of approximately $156 million, which consists of the following (in thousands):

Purchase of 14,619,653 shares (100%) at $1.00 per share.....  $ 14,620
Payments to TLCS senior executives pursuant to merger
  agreement.................................................     2,929
Vested options and warrants.................................     2,609
                                                              --------
Adjusted purchase price.....................................    20,158
Net liabilities assumed in acquisition......................   135,800
                                                              --------
Goodwill....................................................  $155,958
                                                              ========

    Refer to Asset Impairment Charges, page 35, which outlines the impairment of TLCS goodwill subsequent to acquisition.

    A condensed summary of the net liabilities acquired in the TLCS acquisition is as follows:

Current assets..............................................  $ 46,906
Non current assets..........................................    16,854
                                                              --------
Total assets................................................    63,760

Current liabilities.........................................   146,126
Non current liabilities.....................................    53,434
                                                              --------
Net liabilities assumed in acquisition......................  $135,800
                                                              ========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    - GENERAL. Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On a regular basis, we evaluate estimates, including those related to bad debts, intangible assets, restructuring, and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    - REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We recognize revenues on the date services are performed and related products are provided to patients based upon amounts we estimate will be received under reimbursement arrangements with third party payors. In measuring revenues, certain judgments are required that affect the application of our revenue policy. For example, we are required to exercise judgment in evaluating risk of concession when payments terms are beyond normal credit period of 60 days. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record a provision for estimated sales adjustments in the same period as the related revenues are recorded. These estimates are based on historical sales adjustments, analysis of cash collection data and other known factors. If actual results of returns differ from the historical data we use to calculate these estimates, revenues could be overstated.

    - ALLOWANCE FOR DOUBTFUL ACCOUNTS. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts with assistance from legal counsel, may be required.

    - CONTINGENCIES. We are engaged in legal actions arising in and out of the ordinary course of business. We, with assistance from legal counsel, are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy for a particular matter.

    - GOODWILL AND INTANGIBLE ASSETS. We have significant intangible assets, including goodwill. The determination of whether or not these assets are impaired involves significant judgments. We periodically evaluate acquired goodwill and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performances of the acquired assets. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates and related assumptions change in the future, significant impairment charges may be recorded in future periods.

    - BUSINESS ACQUISITION ACCOUNTING AND AMORTIZATION EXPENSE. Our business strategy is to increase market share through internal growth and strategic acquisitions. The Financial Accounting

      Standards Board's Statement of Financial Accounting Standards ("SFAS")
      No. 141, Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" provide guidance on the application of generally accepted accounting principles for business acquisitions completed by us. We use the purchase method of accounting for business acquisitions. We use available cash from operations and borrowings under our available credit facilities as the consideration for business acquisitions. We allocate the purchase price of its business acquisitions based on the fair market value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Through March 31, 2002, goodwill was amortized over various periods up to 15 years. The assignment of useful lives was based on each acquisition's ability to generate sufficient operating results to support the recorded goodwill balance. In accordance with SFAS No. 142, we ceased amortizing approximately $85.9 million of goodwill for acquisitions subsequent to July 1, 2001.

    - IMPAIRMENT OF ASSETS. We assess the impairment of goodwill, intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include, without limitation, (i) significant under-performance relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends;
      (iv) increased competitive pressures; (v) a decline in our stock price for a sustained period; and (vi) technological and regulatory changes. When we determine that the carrying value of intangibles, long-lived assets and related goodwill may be impaired, we evaluate the ability to recover those assets. If those assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In accordance with SFAS No. 142, we are required to perform an initial impairment review of goodwill during the fiscal year ended March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

    On July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 does not impact our financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of SFAS
No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. Separable intangible assets with finite lives continue to be amortized over their useful lives. Furthermore, any goodwill and intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company expects to have unamortized goodwill, for acquisitions prior to June 30, 2001, in the amount of $3.4 million. Amortization expense related to goodwill was $1.7 million and $149 thousand for the fiscal years ended March 31, 2002 and 2001, respectively. In addition, we have $85.9 million in goodwill associated with the Chartwell acquisition, which occurred August 6, 2001. We have not yet determined the impact, if any, of adopting the impairment provisions of SFAS No. 142, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. We will adopt the provisions of SFAS No. 142 as of April 1, 2003.

    In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. We do not expect the provisions of SFAS No. 143 to have a material impact on our consolidated financial statements. We will adopt the provisions of SFAS No. 143 as of April 1, 2003.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, that replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements. We will adopt the provisions of SFAS No. 144 as of April 1, 2002.

    In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003. For exit or disposal activities initiated prior to December 31, 2002, the Company plans to follow the accounting guidelines outlined in EITF 94-3.

RESULTS OF CONTINUING OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2002, 2001 AND 2000

    The results of operations presented herein reflect our consolidated net sales and expenses from continuing operations. These results include all of our operations located in the United States. The financial information included herein is derived from the audited financial statements for the fiscal years ended March 31, 2002, 2001 and 2000. In addition, we have included in the comparisons below the unaudited pro forma financial information for the year ended March 31, 2002 and 2001 to include the acquisitions of Chartwell and TLCS as if these transactions occurred on April 1, 2000. For more detailed information regarding the proforma effects of these mergers SEE Forms 8-K/A filed February 11, 2002 and February 20, 2002.

    The table presented below reflects the results of operations from our continuing operations (in thousands). The results of our UK operations have been excluded:

                                                                              UNAUDITED PROFORMA
                                          INFORMATION DERIVED FROM AUDITED          RESULTS
                                                FINANCIAL STATEMENTS          FOR THE YEARS ENDED
                                           FOR THE YEARS ENDED MARCH 31,           MARCH 31,
                                          --------------------------------   ---------------------
                                            2002        2001        2000       2002        2001
                                          ---------   ---------   --------   ---------   ---------
Net sales...............................  $ 207,372   $  87,997   $   941    $ 408,114   $ 393,918
Costs and expenses:
  Cost of sales.........................  $ 127,047   $  63,200   $   476    $ 236,368   $ 242,836
  General and administrative(a).........  $ 191,115   $  73,057   $ 8,452    $ 329,067   $ 197,803
  Write down of impaired assets.........  $ 175,093   $ 201,034   $    --    $ 172,969   $ 201,034
  Depreciation and amortization.........  $   9,253   $   9,988   $   442    $  39,046   $  38,821
Total costs and expenses................  $ 502,508   $ 347,279   $ 9,370    $ 777,450   $ 680,494
Operating loss from continuing
  operations............................  $(295,136)  $(259,282)  $(8,429)   $(369,336)  $(286,576)
Net loss from continuing operations.....  $(323,437)  $(258,817)  $(9,321)   $(421,339)  $(315,627)

------------------------

(a) Includes general and administrative costs, sales and marketing costs, research and development costs and bad debt expense. See discussion below concerning non-recurring and non-cash expenses.

    As detailed below, Chartwell's income from operations under management for the seven-month period since acquisition totaled $3.0 million.

    The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell since our merger with Chartwell on August 6, 2001 (in thousands):

                                                              CHARTWELL   JOINT VENTURES*
                                                              ---------   ---------------
Net Sales...................................................   $70,165        $46,989
Cost of Sales...............................................    50,617         26,889
                                                               -------        -------
Gross Profit................................................    19,548         20,100
Operating expenses..........................................    16,812         12,633
                                                               -------        -------
Income from operations......................................     2,736          7,467
Depreciation and amortization...............................      (907)          (785)
Other income (expense)......................................    (3,339)          (227)
Equity in earnings of joint venture.........................     3,009             --
Joint venture earnings allocated to other members...........        --         (3,446)
                                                               -------        -------
Net income..................................................   $ 1,499        $ 3,009
                                                               =======        =======

------------------------

* Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger, we have investments in nine (9) joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. Our ownership in the joint ventures includes: one with 80% interest which is consolidated, one with 45% interest and seven with 50% interest accounted for on the equity basis of accounting. Our weighted average interest in the revenue under management of these joint ventures for the post acquisition period ended March 31, 2002 is 52.18%. Total Chartwell revenue under management for the post acquisition period eight months ended March 31, 2002, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, is $117.2 million.

NET SALES

    Net sales for the fiscal years ended March 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

                                               INFORMATION DERIVED FROM
                                             AUDITED FINANCIAL STATEMENTS     UNAUDITED PROFORMA RESULTS
                                            FOR THE YEARS ENDED MARCH 31,    FOR THE YEAR ENDED MARCH 31,
                                            ------------------------------   -----------------------------
SEGMENT                                       2002       2001       2000         2002            2001
-------                                     --------   --------   --------   -------------   -------------
Distance Medicine Solutions...............  $  4,838   $ 9,587      $941       $  4,838        $  9,587
Pharmacy Management and Distribution......    70,698    78,410        --         87,618         111,513
Home Health/Alternative Site Services.....   131,836        --        --        315,658         272,818
                                            --------   -------      ----       --------        --------
Total.....................................  $207,372   $87,997      $941       $408,114        $393,918
                                            ========   =======      ====       ========        ========

    On a comparative basis, net sales in our Distance Medicine segment for the fiscal year ended March 31, 2002 decreased $4.8 million or 49.5% over the comparable prior year period. The decrease is primarily due to the completion of existing billable work on Internet and related projects for customers. During the year, we focused upon products that are more profitable and ceased marketing those products that were not considered likely to be profitable in the future. This segment's decrease was partially offset by net sales from new Distance Medicine Solutions products we have been focusing our resources on. As indicated previously, we have re-evaluated our priorities for use of capital resources and have decided to exit the Distance Medicine Solutions Segment.

    Pharmacy revenues for fiscal years ended March 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

                                                INFORMATION DERIVED FROM
                                              AUDITED FINANCIAL STATEMENT       UNAUDITED PROFORMA RESULTS
                                             FOR THE YEARS ENDED MARCH 31,    FOR THE YEAR S ENDED MARCH 31,
                                             ------------------------------   -------------------------------
ENTITY                                         2002       2001       2000          2002             2001
------                                       --------   --------   --------   --------------   --------------
PrimeRx....................................  $25,162    $70,079      $ --         $25,162         $ 70,079
Chartwell..................................   33,336         --        --          50,256           33,103
Resource...................................   12,200      8,331        --          12,200            8,331
                                             -------    -------      ----         -------         --------
Total......................................  $70,698    $78,410      $ --         $87,618         $111,513
                                             =======    =======      ====         =======         ========

    PrimeRx, including Network, revenues decreased in the fiscal year ended March 31, 2002 compared to comparable periods in 2001 as a result of our decision to discontinue consolidation of Network subsequent to August 1, 2001 and our decision to dispose of unprofitable pharmacy operations of PrimeRx in the first and second quarters of fiscal 2002. As a result of our settling the Network dispute, effective July 1, 2002, all PrimeRx business operations have been returned to the majority shareholders. Effective July 1, 2002 we do not own any shares in PrimeRx or Network and accordingly will not consolidate their operations in the future.

    Chartwell pharmacy revenues of $33.3 million in the fiscal year ended March 31, 2002 increased over comparable prior year periods as a result of the August 6, 2001 acquisition of Chartwell. Similarly, on a proforma basis, the $17.2 million or 51.8% increase in fiscal 2002 over fiscal 2001 reflects Chartwell's first full fiscal year of pharmacy operations.

    Resource pharmacy revenues increased in the fiscal year ended March 31, 2002 compared to 2001 as a result of having a full fiscal year's revenue in 2002 while 2001 reflects pharmacy revenues subsequent to the June 2000 acquisition of Resource, an institutional pharmacy provider for skilled nursing and assisted living facilities within the state of Nevada.

    Home Health/Alternative Site revenues of $131.8 million in the fiscal year ended March 31, 2002 were a result of home health revenues generated as a result of the Chartwell and TLCS acquisitions. The reported home health revenues from Chartwell of $37.7 million for the fiscal year ended March 31, 2002 reflects revenue earned subsequent to the acquisition of Chartwell on August 6, 2001. Home Health/Alternative Site revenues from TLCS of $94.1 million represents revenues generated subsequent to the November 28, 2001 acquisition of TLCS. A comparative proforma analysis indicates a $42.8 million or 15.7% increase in revenues from fiscal 2001. The increase reflects increased patient admissions for Medicare services at TLCS, resulting in a $19.3 million or 8% increase, and Chartwell's first full fiscal year of operations, resulting in a $23.5 million or 71.9% revenue increase.

    The increase in sales for fiscal 2001 compared to fiscal 2000 resulted from the inclusion of $78.4 million in sales from our pharmacy services, which were acquired in April and June 2000, and an increase of $8.6 million from Distance Medicine services and related consulting. Sales from our Distance Medicine services and consulting included $2.9 million from our Distance Medicine segments and $6.7 million from our medical e-business services. The sales from our medical e-business services and consulting included $5.3 million from services provided to affiliates with which we have entered into contracts or agreements.

COSTS AND EXPENSES

COST OF SALES

    Cost of sales for the fiscal years ended March 31, 2002 and 2001 consist of labor and product costs associated with providing Home Health/Alternative Site Services, the cost of pharmaceuticals sold through our Pharmacy Management and Distribution Services and the cost of providing our Distance Medicine Solutions healthcare management systems that include hardware, software and services. During the reported period ended March 31, 2000, cost of sales primarily consisted of professional services.

    Cost of sales for the fiscal years ended March 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

                                               INFORMATION DERIVED FROM
                                             AUDITED FINANCIAL STATEMENTS     UNAUDITED PROFORMA RESULTS
                                            FOR THE YEARS ENDED MARCH 31,    FOR THE YEARS ENDED MARCH 31,
                                            ------------------------------   -----------------------------
SEGMENT                                       2002       2001       2000         2002            2001
-------                                     --------   --------   --------   -------------   -------------
Distance Medicine Solutions...............  $  3,276   $ 4,420      $476       $  3,276        $  4,420
Pharmacy Management and Distribution......    47,124    58,780        --         52,973          79,259
Home Health/Alternative Site Services.....    76,647        --        --        180,119         159,157
                                            --------   -------      ----       --------        --------
Total.....................................  $127,047   $63,200      $476       $236,368        $242,836
                                            ========   =======      ====       ========        ========

    Distance Medicine Solutions cost of sales declined in the fiscal year ended March 31, 2002 compared to the same periods in 2001 as a result of our decision to cease marketing and providing certain products. Cost of sales as a percentage of sales increased in the fiscal year ended March 31, 2002 as compared to the same period in 2001 is a result of a decrease in consulting services which have a significantly lower gross margin than sales of Internet-based products.

    Pharmacy Management and Distribution cost of sales in the fiscal year ended March 31, 2002 decreased compared with the same periods in 2000 because of the cessation of the consolidation of Network effective August 1, 2001 and the disposal of unprofitable pharmacy operations, offset by pharmacy cost of sales associated with Chartwell revenues subsequent to August 6, 2001. The gross margin on Chartwell revenues is higher than those on Network and other pharmacy operations in 2001. Home Health/Alternative Site Services cost of sales represents cost of sales for certain services provided by Chartwell and TLCS subsequent to their acquisition of those entities in fiscal year 2002.

    Cost of sales as a percentage of sales for each of our business segments the periods indicated below ended March 31, 2002, 2001 and 2000 are summarized as follows:

                                               INFORMATION DERIVED FROM
                                             AUDITED FINANCIAL STATEMENTS     UNAUDITED PROFORMA RESULTS
                                            FOR THE YEARS ENDED MARCH 31,    FOR THE YEARS ENDED MARCH 31,
                                            ------------------------------   -----------------------------
SEGMENT                                       2002       2001       2000         2002            2001
-------                                     --------   --------   --------   -------------   -------------
Distance Medicine Solutions...............    67.7%      46.1%      50.6%        67.7%           46.1%
Pharmacy Management and Distribution......    66.7%      75.0%        --         60.5%           71.1%
Home Health/Alternative Site Services.....    58.1%        --         --         57.1%           58.3%
                                              ----       ----       ----         ----            ----
Total.....................................    61.3%      71.8%      50.6%        57.9%           61.6%
                                              ====       ====       ====         ====            ====

    Cost of sales as a percentage of net sales for the years ended March 31, 2002, 2001 and 2000 were 61.3%, 71.8% and 50.6%, respectively, compared to the pro forma results for the year ended March 31, 2002 and 2001 of 57.9% and 61.6%, respectively. The decrease in cost of sales for fiscal 2002 compared to prior year results is due to the change in revenue mix from approximately 89.1% pharmacy revenues in the 2001 to 34.1% pharmacy revenues and 63.6% home health revenues in 2002. As noted previously, pharmacy cost of sales consisting of pharmaceuticals at a higher percent to revenues than the costs of providing home health services. One of the key trade-offs in the initial phases of providing an integrated healthcare service system is that the direct costs of labor in these services are higher than the product intensive costs of pharmaceutical and technology services.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist principally of salaries, facility costs, professional fees, sales and marketing costs, research and development costs, and bad debt expense. These costs increased by approximately $121.2 million and $44.1 million, respectively for the fiscal years ended
March 31, 2002 and 2001 as compared to the prior year periods. A summary of the increase in general and administrative costs in the fiscal years ended
March 31, 2002 and 2001 from the similar prior year periods is as follows:

                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Acquired Companies: Chartwell, TLCS, Resource...............   $ 71.3     $ 2.2
Legal transaction and settlement costs......................     12.7       7.2
Non-cash compensation and expenses..........................     36.2       8.1
Other.......................................................      1.0      26.6
                                                               ------     -----
Total general and administrative expenses...................   $121.2     $44.1
                                                               ======     =====

    The increase in general and administrative costs of $71.3 million and $2.2 million relative to acquisitions represent, the non legal general and administrative costs incurred at Resource, Chartwell and TLCS subsequent to our acquiring them.

    We completed our acquisition of TLCS on November 28, 2001. Included in the TLCS general and administrative costs is $6.2 million for cash bonuses paid to management. We anticipate charges to the statements of operations relative to these bonuses for the quarters ended
June 30, 2002, September 30, 2002, and December 31, 2002 of $1.5 million, $0.7, and $0.2 million, respectively. Approximately, $7.7 million of non-cash compensation to management of TLCS is reflected in the increase in non-cash compensation.

    Non-cash compensation expenses and costs of services during the fiscal years ended March 31, 2002, 2001 and 2000 is summarized as:

                                                                   FOR THE YEARS ENDED
                                                                         MARCH 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Investment bank fees for security purchase agreements.......   $15.7       $5.8       $ --
Professional fees and settlements...........................    11.0        1.7        0.8
Options and severance to former chief executive officer
  (non-cash)................................................     2.5        1.4         --
Bonus to current chief executive officer (non-cash).........     6.0         --         --
Bonuses to TLCS management..................................     7.7         --         --
Other non cash compensation.................................     2.2         --         --
                                                               -----       ----       ----
Total.......................................................   $45.1       $8.9       $0.8
                                                               =====       ====       ====

    Investment bank fees represent warrants issued for security purchase agreements which were incurred because of our need to obtain necessary funding associated with acquisitions and working capital needs.

    Professional fees represent $3.4 million in warrants issued to various legal counsel for services performed as well as $7.6 million in shares and warrants issued in settlement of various litigation matters. SEE Item 3, "Legal Proceedings".

    In October 2001, we entered into a Termination and Consulting Agreement with John F. Andrews, our former chief executive officer. Pursuant to the Termination and Consulting Agreement, Mr. Andrews may receive up to 5 million warrants to purchase our common stock based on a detailed long-term payout schedule. In July of 2002, we amended the Termination and Consulting Agreement to revise the warrant exercise timetable and increase the exercise price. Severance to former chief executive officer represents the value of those warrants determined using the Black-Scholes method, of approximately $2.5 million.

    Bonus to current chief executive officer represents the value of options issued to Frank P. Magliochetti, Jr., our current chief executive officer as a non-cash bonus to enter into his employment contract with us in August 2001.

    In November 2001, we acquired approximately 90% of the outstanding common shares of TLCS. Certain officers of TLCS entered into employment agreements with us and were issued warrants to purchase shares of our common stock. The expense associated with those warrants was $7.7 million for the period subsequent to the acquisition of TLCS through March 31, 2002. We anticipate charges to the statements of operations associated with these warrants for the quarters ending June 30, 2002, September 30, 2002 and December 31, 2002 of $1.7 million,
$0.8 million, and $0.2 million, respectively.

    Non-cash compensation costs included in general and administrative costs were $1.4 million and $.8 million for the fiscal years ended March 31, 2001 and 2000 respectively. These costs represent compensation paid to employees and consultants through the issuance of shares, warrants, and options.

ASSET IMPAIRMENT CHARGES

    During the years ended March 31, 2002 and 2001, we have incurred asset impairment charges as follows:

    TENDER LOVING CARE HEALTH CARE SERVICES. Subsequent to the acquisition of TLCS, the Company determined that TLCS' financial position was worse than anticipated and that TLCS was in violation of certain debt covenants. We have made changes in the existing management of TLCS re-evaluated the operations as well as the recoverability of certain trade receivables and made significant reductions in the administrative work force. Following these actions, new projections of future operating results were prepared and we wrote off goodwill on TLCS of $156 million as an impaired asset.

    DISTANCE MEDICINE SOLUTIONS DIVISION.  During the fiscal year ended
March 31, 2001, we recorded impairment charges totaling $34.8 million associated with three subsidiaries in the Distance Medicine business segment. These companies were VirTx, Inc. acquired in February 2001, Illumea Corporation acquired in May 2000 and VidiMedix acquired in June 2000. Throughout fiscal 2002, our ability to allocate funds for continued development and marketing of the Distance Medicine products remained difficult because of our lack of cash flow. As a result, the underlying business assumptions that were previously used to determine the business and cash flow projections of the Distance Medicine business unit have been revised and the expected results of operations originally anticipated has not occurred. Therefore, during fiscal year 2002 we recorded an impairment charge of $7.2 million on the remaining goodwill associated with these acquisitions.

    MEDPRACTICE AND MEDCOMMERCE SOFTWARE DEVELOPMENT COSTS. To date, we have experienced lower than anticipated revenue growth in the development of the MedPractice and MedCommerce Software. Based upon the lack of capital infusion and our strategic decision to allocate its resources into profitable product lines, we decided to abandon this project. We have recorded a loss of impairment of $9.2 million during the year ended March 31, 2002 for the write-down of software development costs related to the MedPractice and MedCommerce product.

    QUANTUM TECHNOLOGY LICENSING. As a result of continued delays in the product's marketability, our reduced commitment to product development and the decrease in market valuations of technology companies, management revised its analysis of its investment in Quantum Digital ("Quantum"). During the year ended March 31, 2002, we impaired the license value of $2.8 million.

    During the year ended March 31, 2001, we recorded approximately
$201 million of asset impairment charges. These charges were the result of our review of the existing intangible assets and investments reflected on our consolidated balance sheet. We reviewed the current relative value of each asset based on existing business and economic conditions as well as projected operating cash flows and current events. These impairment losses are reflected in the consolidated statement of operations in operating expenses, and include the write-down of the following assets: (1) goodwill of $26.1 million, $3.7 million, $5 million and $40.6 million relating to VirTx, VidiMedix, Illumea and PrimeRx, (2) distribution channel of $31.1 million and deferred contract of $67.5 million relating to our contract with NCFE and (3) investment in Quantum of $27 million. These impairment charges are further disclosed in the liquidity section herein.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization for the fiscal years ended March 31, 2002, 2001 and 2000 includes depreciation of equipment of approximately $3.6 million, $2.0 million and $73 thousand, respectively, and the amortization of goodwill and other intangibles of $5.7 million, $8 million and $400 thousand, respectively. The decrease in these expenses of $2.7 million is due to the decrease in goodwill amortization as a result of the write down of goodwill taken in fiscal 2001 of approximately

$75.5 million. These decreases are offset from the inclusion of $5.6 million in depreciation and amortization for the fiscal year ended March 31, 2002 from the acquisition of Chartwell and TLCS.

    Depreciation and amortization for the fiscal year ended March 31, 2001 includes depreciation of property and equipment of approximately $1.6 million, amortization of deferred software of $379 thousand and amortization of goodwill of $8 million. Compared to the reported results in 2000, the increase for the fiscal year was approximately $1.5 million for depreciation of equipment, $379 thousand for deferred software and $7.6 million for the amortization of goodwill, respectively. During the last quarter of fiscal 2000 and the first quarter of fiscal 2001, we acquired three multimedia companies that resulted in approximately $49 million of goodwill, which was being amortized over a seven-year period. We also entered into a 30-year management contract with PrimeRx.com and acquired approximately 29% of its stock. We consolidated this company and recorded the assets acquired and liabilities assumed and minority interest at the acquisition date of approximately $40.6 million as goodwill. During the first three quarters of fiscal 2001, this goodwill was being amortized over a 30-year period consistent with our management contract term. In addition, we acquired a pharmacy services company in the first quarter of this year that resulted in approximately $2.7 million of goodwill being amortized over a 15-year period. The goodwill recorded in March 1999 for the acquisition of e-Net has been amortized over a ten-year period. As a result of our asset impairment charges discussed above, our goodwill was written down in the fourth quarter of 2001 based on management's revised projections of discounted cash flows. In addition, the unamortized goodwill relating to e-Net of $6.4 million has been written off and included in discontinued operations. The amortization periods and the write off of goodwill are based on managements' best estimate of the useful lives and estimated net cash flows of the businesses acquired based on the facts currently available.

OTHER INCOME (EXPENSE)

    Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have amounted to a net expense of $32.1 million, $1.1 million and $1.2 million for the fiscal years ended March 31, 2002, 2001 and 2000 respectively. Interest expense of
$32.1 million for the fiscal year ended March 31, 2002 included $5.8 million in interest expense to accrue for the accretion to the preferred stock acquisition debt and approximately $5.6 million for amortization of deferred financing fees. In addition, interest increased as a result of significantly increased borrowing in fiscal 2002. These charges were made during the second quarter of 2002. Net interest expense increased $30.1 million over fiscal 2001, this is due to the increased borrowing to finance the TLCS acquisition and operations.

    The net other expense was $1.1 million and $1.2 million for the fiscal years ended March 31, 2001 and 2000. Interest expense of $2 million for the year ended March 31, 2001 includes $400 thousand as a result of a Settlement Agreement with a private lender. Interest expense for the year ended March 31, 2000, included approximately $1.3 million of amortization of deferred financing costs incurred as a result of the bridge financing obtained for the acquisition of e-Net. Interest costs include interest expense on our line of credit and bridge debt outstanding during the year. During our third and fourth quarter of 2000, we raised approximately $63.6 million of net proceeds through the sale of our common stock. As a result of the cash flow, we have recognized interest income for the year ended March 31, 2001 of approximately $880 thousand.

EXTRAORDINARY GAIN

    The extraordinary gain of approximately $357 thousand in fiscal 2000 relates to the exchange of bridge debt and its related origination fees and interest payable for the issuance of warrants.

RESULTS OF DISCONTINUED OPERATIONS

    The results of discontinued operations presented herein reflect the operations of e-Net, located in the U.K. On June 14, 2001, e-Net voluntarily filed for receivership.

    The net sales, expenses, net assets and net liabilities of e-Net have been combined in our consolidated condensed financial statements under discontinued operations. These operations represented 100% of our product business segment and contributed less than one percent (1%) to any other business segment. The financial information included herein is for the fiscal years ended March 31, 2002, 2001 and 2000 and provides the components comprising the results from discontinued operations (in thousands):

                                                   FOR THE YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
Net sales.......................................  $ 3,005    $ 37,857   $45,043
Total costs and expenses........................    6,357      54,122    44,784
                                                  -------    --------   -------
Operating income (loss) from discontinued
  operations....................................   (3,352)    (16,265)      259
Interest and taxes..............................       31         170       603
                                                  -------    --------   -------
Net loss from discontinued operations...........  $(3,383)   $(16,435)  $  (344)
                                                  =======    ========   =======

NET SALES

    Net sales generated by the U.K. subsidiary for the periods presented were from the sale, service, and installation of computer hardware and software. As a result of the discontinuance of operations, there were no sales after June 15, 2001. Net sales in the U.K. for the fiscal year ended March 31, 2001 decreased $7.2 million or 16% over the prior year. The decrease was attributable to reduced demand for our products. The downturn in the economic conditions for the high technology industry in the United States during fiscal 2001, particularly in the last quarter of our fiscal year ended March 31, 2001, impacted the technology markets in the U.K. causing a slow down in growth of ".com" business due to lack of available investment and capital into the industry. These factors contributed to e-Net's inability to increase its sales of its esparto software product and increase its sales of computer hardware and software.

COSTS AND EXPENSES

    Costs and expenses of $6.4 million, $54.1 million and $44.8 million for fiscal years ended March 31, 2002, 2001 and 2000, include, respectively, cost of sales (cost of hardware and software products plus the cost of installation and delivery), sales and marketing costs and general and administrative costs (general office costs, executive and administrative salaries, asset write downs and professional fees) and depreciation and amortization. The decrease in costs and expenses of $47.8 million or 88.3% in the period ended March 31, 2002 compared to the comparable prior year period is due primarily to our decision to file for voluntary receivership and the resulting discontinuance of operations after June 15, 2001. However, this decrease was offset as a result of severance costs, receivership fees, asset write-downs and other professional fees associated with discontinuing the operations and filing for voluntary receivership.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have incurred accumulated losses of $612.6 million, including losses in the fiscal year ended March 31, 2002 of $326.8 million. The accumulated losses at March 31, 2002 include $175.1 million of asset impairment charges.

    In addition, we have consistently had negative working capital from continuing operations, including approximately $162.4 million (excluding
$10.3 million of negative working capital from discontinued operations) at March 31, 2002, and lower than anticipated levels of cash, (we have $8.1 million of cash and cash equivalents at March 31, 2002). As of March 31, 2001, we had negative working capital of approximately $10.5 million (excluding negative working capital of discontinued operations), including cash and cash equivalents of $2.1 million.

    As the working capital trend demonstrates we have consistently used cash in operations, including cash used in operating activities of $52.3 million in the fiscal year ended March 31, 2002 and $32.6 million and $5 million in the years ended March 31, 2001 and 2000, respectively. During the fiscal year ended
March 31, 2002, cash used in operating activities approximated $52.3 million, primarily due to the net loss from continuing operations for the period before non cash charges such as asset impairment write downs of $175.1 million, non cash compensation and expenses of $45.1 million and by depreciation and amortization expense of $14.9 million, including amortization of deferred financing fees reflected in interest expense. Sources of cash attributable to the net change in operating assets and liabilities of $12.9 million primarily relate to the increase in accounts payable and accrued expenses during the year. During the fiscal year ended March 31, 2001, cash used in operating activities was primarily due to the net loss from the period of $74.2 million before asset impairment write downs of $201 million, and by the use of cash from the net change in operating assets and liabilities of $900 thousand partially offset by depreciation and amortization expense of $12.4 million, including amortization of our distribution channel reflected in sales and marketing expense. During the fiscal year ended March 31, 2000, we used cash in operating activities of approximately $5 million, primarily due to the net loss from the period of $9.7 million, partially offset by the net change in operating assets and liabilities of $2 million and depreciation and amortization expense of $1.7 million.

    During the fiscal year ended March 31, 2002, cash used in investing activities was approximately $22.2 million, primarily for the TLCS acquisition. During fiscal year ended March 31, 2001, cash used from investing activities was approximately $15.2 million, primarily for $1.6 million investment in software development, $4.9 million in capital expenditures, $4.7 million in investments, $1.8 million in business acquisitions and $2.2 million in cash advances to our U.K. operations. During fiscal year ended March 31, 2000, we used cash in investing activities of approximately $6.6 million, primarily due to a $4.2 million investment in software acquisition and development and $2.2 million in investments and business acquisitions.

    During fiscal 2002, we provided cash from financing activities of approximately $80.5 million, primarily due to net borrowings from credit facilities. During fiscal year ended March 31, 2001, we used cash of $5.8 million in financing activities consisting primarily of treasury stock purchases of $937 thousand and net payments on long-term debt of $3.7 million. During the fiscal year ended March 31, 2000, we raised approximately
$63.6 million from the sale of our common stock. Additional sources of financing during that year included approximately $3.9 in long-term debt to support business expansion and acquisitions.

    As a result of our liquidity needs, we have relied upon funding through loans from private investors and various credit facilities. These sources of funding have often included terms that are less favorable than management desires. However, our use of funds to meet current operating needs, as well as funds necessary for acquisitions has required us to enter into such less favorable agreements.

    Our subsidiary TLCS is currently in breach of certain covenants in its financing agreements with NCFE. TLCS has obtained all necessary waivers from the financing facility on those covenants through December 31, 2002. If the financing facility does not continue to fund operations, TLCS would not have sufficient cash to support its current level of operations. In addition, TLCS has historically used cash in its operating activities. During the years ended February 28, 2001, and 2000 and the six months ended September 30, 2001, TLCS used cash in operating activities of $25.4 million, $21.2 million and $6.6 million, respectively. Furthermore, TLCS has approximately $54.4 million in Medicare and Medicaid liabilities that are payable over the next four years.

    We have projected that we may not meet current cash financing needs through March 31, 2003 without other sources of funds or extensions on indebtedness due.

    The following represents a summary of our contractual obligations and commercial commitments:

                                                        PAYMENTS DUE BY PERIOD
                             ----------------------------------------------------------------------------
                                TOTAL       LESS THAN 1 YEAR    1-3 YEARS      4-5 YEARS    AFTER 5 YEARS
                             ------------   ----------------   ------------   -----------   -------------
Indebtedness...............  $220,192,000     $121,571,000     $ 87,086,000   $10,110,000    $1,425,000
Capital Lease
  Obligations..............     4,941,000        2,012,000        2,792,000       137,000            --
Operating Lease............    28,825,000        8,666,000       13,714,000     4,761,000     1,684,000
Unconditional Purchase
  Obligations..............     1,691,000        1,396,000          295,000            --            --
Other Long Term
  Obligations..............   54,511, 000       11,647,000       37,680,000     5,184,000            --
                             ------------     ------------     ------------   -----------    ----------
Total Contractual Cash
  Obligations..............  $310,160,000     $145,292,000     $141,567,000   $20,192,000    $3,109,000
                             ============     ============     ============   ===========    ==========

    Letters of Credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. The following table presents our letters of credit for amounts committed but not drawn-down. These instruments may exist or expire without being drawn down. Therefore, the amounts committed but not drawn-down, do not necessarily represent future cash flows.

                                                              PAYMENTS DUE BY PERIOD
                                        -------------------------------------------------------------------
                                        TOTAL AMOUNTS   LESS THAN 1
OTHER COMMERCIAL OBLIGATIONS              COMMITTED        YEAR       1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
----------------------------            -------------   -----------   ---------   ---------   -------------
Letters of Credit.....................     $515,000         $ --      $515,000      $ --          $ --

    On August 12, 2000, our board of directors approved the repurchase in the open market of up to 2 million shares of our common stock over an eighteen-month period. During the fiscal year ended March 31, 2002, 273 thousand shares were acquired for approximately $429 thousand and during the fiscal year ended
March 31, 2001, 187 thousand shares were acquired for approximately
$937 thousand. No subsequent repurchases have been made and none are currently contemplated.

    On August 18, 2001, we entered into two offshore financing agreements with SFSL, a Securities Purchase Agreement and a Debenture and Equity Agreement providing for up to $83 million financing and $54 million in debenture financing, respectively. No funding has been provided under either of these agreements and we do not anticipate that we will ultimately use either of these facilities. In August 2002, in conjunction with the Company's $70 million debenture refinancing, these agreements were terminated.

DEBENTURES

    In addition to the above-mentioned agreements with SFSL, we entered into a series of ten (10) short form convertible debentures, dated September 5, 2001 (some of which were amended as of

September 10, 2001), with SFSL and its affiliate Sangate. On October 1, 2001, a total of $40 million, less a commission of $3.7 million, was funded and
13.2 million shares of our common stock were pledged and were issuable as collateral of these debentures. The funds were raised principally to fund the planned acquisition of TLCS. In December 2001, these debentures were paid off with the proceeds of new debentures and the pledged shares were released and repledged to holders of the new debentures.

    In December 2001, we entered into a series of five (5) short form convertible debentures with PIBL. The short form debentures provided for an aggregate of up to $85 million in financing as summarized below.

                                                               SHARES OF OUR COMMON STOCK
DEBENTURE NO.                     AMOUNT                     SUBJECT TO PLEDGE AND ISSUANCE
-------------       ----------------------------------       ------------------------------
      1             $25,000,000                                          8,250,000
      2             $15,000,000                                          4,950,000
      3             $5,000,000 up to $20,000,000
      4             $12,500,000
      5             $12,500,000

    Each of the debentures provides for the following terms: (a) a stated interest rate of seven percent (7%) per annum, payable at maturity, (b) a maturity date of June 28, 2002 and (c) collateral in the form of our U.S. Government medical gross accounts receivable in the amount of approximately one hundred forty percent (140%) of the total amount funded.

    Debentures 1 and 2 provide that such debentures are convertible at the option of PIBL at any time after January 1, 2002 by PIBL or its designee, for the number of shares of our common stock pledged as collateral under each debenture. We may pre-pay these obligations in full without penalty at any time prior to maturity or conversion. Debentures 3, 4 and 5 can be pre-paid prior to maturity, without penalty, upon giving PIBL written notice 14 days in advance of payment, but in any case not before March 28, 2002. This financing replaces and supercedes our September 5, 2001 financing arrangement with SFSL.

    On December 28, 2001, debentures 1 and 2 were funded for a total of $40 million and accordingly, the above-referenced shares in the aggregate amount of 13.2 million shares were pledged to PIBL as collateral for the repayment of debentures 1 and 2 and are issuable in satisfaction of these debentures. In connection with the funding of debentures 1 and 2, we entered into a Commission Agreement with SFSL pursuant to which, as consideration for arranging the financing, we provided SFSL with a commission of $680 thousand and 2 million shares of our common stock. The proceeds of debentures 1 and 2 were used to retire certain of our outstanding debentures with SFSL with a maturity date of December 20, 2001.

    On December 28, 2001, debentures 3, 4 and 5 were funded for a total of $30 million. In connection with funding of debentures 3, 4 and 5, we entered into a Commission Agreement pursuant to which, as consideration for arranging for the financing, we provided SFSL with a commission of $2.7 million, 3 million shares of our common stock and a warrant to purchase an additional
2 million shares of our common stock at a purchase price of $4.20 per share. Additionally, 10 million shares of our common stock were pledged to SFSL as collateral for the December 28, 2002 funding and SFSL has the right to purchase bondholder position rights of the 10 million shares at $3.00 per share.

    In August of 2002, we reached an agreement to refinance the $70 million of original debentures held by the Debenture Holders. Pursuant to the agreement entered into with Private Investment Bank Limited, as agent for the Debenture Holders, we issued five new amended debentures with a total principal balance of $57.5 million. The new debentures mature on June 28, 2004 unless there is an event of default that would cause acceleration of the amount due. The original debentures, which totaled $70 million and were due on June 28, 2002, have been cancelled. The reduced total of the new debentures reflects the $12.5 million of principal represented by a contractually subordinated debenture that was purchased by TEGCO Investments, LLC. Additionally, $2.45 million in interest payable, that was due through June 28, 2002 on the original debentures, was paid to the Debenture Holders. The new agreement is subject to standard terms and conditions including a schedule of payment obligations and the grant security interests in assets of the Company. Also refer to our Form 8-K, dated August 19, 2002, reported under Item 5 the refinance of $70 million debentures held by PIBL.

    In December 2001, we entered into a bond financing agreement with SFSL with respect to the issuance of bonds over the next 12 months with a minimum commitment of $300 million to a maximum of $1 billion. The bonds are to be secured against our gross revenue accounts receivable (as defined in the bond financing agreement). The bonds have a stated interest rate of seven percent (7%) per annum and a maturity date of three (3) years from date of issue. Other terms and conditions pertaining to the sale of these bonds include the following: (a) the collateral must be equal to at least one hundred fifty percent (150%) of all outstanding bonds and (b) the collateral cannot be less than fifty percent (50%) government obligations and not less than ninety percent (90%) government and private insurance company receivables. Additional conditions include that we satisfy our outstanding accounts receivable financing obligations to NCFE and retain our current chairman and chief executive officer, Frank P. Magliochetti, Jr. With respect to satisfaction of our obligations to NCFE, we can only access the bond financing if our debt to NCFE is paid in full or we reach a settlement with them which will release all claims and obligations between us. Currently, our outstanding debt to NCFE totals approximately
$112.2 million. If our current chairman and chief executive officer were to leave for any reason, the bonds would be immediately callable. We have the right to extend the maturity date for an additional two (2) years with a one half percent (.5%) increase in the interest rate. In connection with this agreement, we have agreed to provide SFSL with a cash commission of five and one half percent (5.5%) of the amount of any bond financing we receive. As of the date of this filing, we have not issued any bonds nor pledged any of our receivables under this arrangement. In August 2002, in conjunction with the Company's
$70 million debenture refinancing, this bond financing agreement was terminated.

    As of March 27, 2002, we formed American Reimbursement, LLC, a Delaware limited liability company ("American Reimbursement") to purchase and hold certain accounts receivable from various entities as collateral for the benefit of the holders of our outstanding debentures ("Debenture Holders").

    As of March 29, 2002, American Reimbursement entered into five separate Receivables Purchase Agreements with each of (1) TLCS, a wholly owned subsidiary of Med; (2) Home Medical of America, Inc., a Delaware corporation ("HMA") a related party to Med through common ownership; (3) Infusion Management
Systems, Inc., a Texas corporation ("IMS"); (4) Millenium Health Group, Inc. ("MHG") and (5) Chartwell Caregivers, Inc., a Delaware corporation and a wholly owned subsidiary of Med ("CCI") pursuant to which American Reimbursement agreed to purchase a total of approximately $100 million of medical accounts receivables. Since all of these accounts receivables are aged beyond 180 days and are delinquent, the collectibility of these accounts is questionable.

    As of March 29, 2002, we entered into five (5) separate Continuing Guaranties with each of (1) TLCS, (2) HMA, (3) IMS, (4) MHG and (5) CCI pursuant to which we agreed to guarantee American Reimbursement's purchase obligations under the Receivable Purchase Agreements. As set forth in the Security Agreement entered into by American Reimbursement, dated as of March 29, 2002, and the Assumption and Indemnification Agreement entered into by American Reimbursement and us, dated as of March 29, 2002, we entered into such Continuing Guaranties in exchange for American Reimbursement's agreement to assume and indemnify us against any obligations we may have to the Debenture Holders or their affiliates under the debentures or otherwise. The debenture holders are not a party to these agreements.

    Although we have entered into several agreements to provide funding, the sale of common stock relative to these fundings is contingent upon many performance targets that we have not met and may not be able to meet. Therefore, we cannot depend on these financing facilities to provide us the required funding to meet our operational needs. In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

    1.  Implement our business strategy.

    2. Obtain additional funding either in the form of equity or debt financing to support our operating cash requirements as well as cash required for potential acquisitions through March 31, 2003.

    3.  Successfully restructure and extend our short term debt.

    4. Successfully integrate Chartwell and TLCS' operations with ours to take benefit of cost savings and potential generation of future sales to provide sources of additional funds.

    5. Renegotiate TLCS Financing Agreement with NCFE to ensure cash is available.

    If we are not successful in obtaining the funding or resolving the matters referred to above, and we do not obtain other sources of funding to replace these commitments, we may not be able to fund our operations or support capital needs and business strategy beyond March 31, 2003. Accordingly, our ability to continue as a going concern is in question.

    Our independent auditors stated in their "Report of Independent Accountants" our consolidated financial statements as of and for the fiscal years ended
March 31, 2002 and 2001 that there is substantial doubt about our ability to continue as a going concern.

    If we decide to enter into any other business ventures that would require additional cash, we will need to raise additional funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements.

    We may be unable to raise any additional amounts on reasonable terms, or at all, when needed. If we are unable to raise such additional funding, we may have to sell components of our business, curtail operations and merger and acquisition activities, all of which in turn would seriously harm our financial position and results of operations and our ability to operate.

CAPITAL EXPENDITURES

    There were no material commitments for capital expenditures during the fiscal year ended March 31, 2002, and no material commitments are anticipated in the near future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET/PRICE RISK

    We are exposed to market risk in the normal course of its business operations. We face competition and must offer our products and services at prices the market will bear. Management believes that we are well positioned with its mix of products and services to take advantage of future price increases for these products and services. However, should the prices for our products decline, this could adversely affect our future profitability and competitiveness.

INTEREST RATE RISK

    Our debt portfolio as of March 31, 2002 is composed entirely of fixed and variable rate debt denominated in United States currency. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rate on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. If interest rates significantly increase, we could incur additional interest expenses, which would negatively affect its cash flow and future profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and supplementary data are set forth on pages F-1 through F-33 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The audit of our consolidated financial statements as of and for the year ended March 31, 2001 was completed by KPMG LLP ("KPMG") as our independent auditor. On July 26, 2002, our Board of Directors received a letter from KPMG pursuant to which KPMG resigned from its position as our independent auditor. Refer to our Form 8-K/A filed August 19, 2002.

    KPMG's opinion on our consolidated financial statements for the fiscal year ended March 31, 2001 contained an explanatory paragraph relating to the Company's ability to continue as a going concern, but did not otherwise contain a disclaimer of opinion nor was it otherwise qualified or modified as to uncertainty, audit scope or accounting principles. In conjunction with their audit of the March 31, 2001 financial statements KPMG reported to our Audit Committee, in a letter dated September 20, 2001, certain reportable conditions and material weaknesses regarding internal controls. See our Form 8-K/A filed August 19, 2002. The Company believes that, with the exception of matters relating to the composition of the Audit Committee, the aforementioned reportable events identified by KPMG in their September 20, 2001 letter have been remedied as of the date of this filing.

    In connection with the audit of the fiscal year ended March 31, 2001, and the subsequent interim period through July 26, 2002, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, except in connection with the audit of the consolidated financial statements for the fiscal year ended March 31, 2002. The term "disagreements" is interpreted and used broadly, to include any difference of opinion concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the independent accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

    As a result of KPMG's letter dated July 26, 2002 communicating alleged illegal acts as well as their resignation, the Securities and Exchange Commission ("SEC") has initiated an informal inquiry into this matter. As of the date of this Form 10-K filing, we have had preliminary discussions with the SEC, although we have not been informed of and are not aware of any conclusions the SEC has reached related to their inquiry. We also are not aware of whether the informal inquiry will result in a formal investigation by the SEC.

    On August 23, 2002, we engaged Brown & Brown, LLP ("Brown & Brown") as our new independent auditors. The decision to appoint Brown & Brown was approved by our Board of Directors as of August 23, 2002.

    During the two most recent fiscal years ended March 31, 2002 and March 31, 2001, and the subsequent interim period through August 23, 2002, we did not consult Brown & Brown regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or for any of the matters or reportable events set forth in the applicable SEC rules and regulations.

    The audit of our consolidated financial statements as of and for the year ended March 31, 2000 was completed by Arthur Andersen LLP ("Andersen") as our independent accountant. On March 8, 2001, we selected KPMG LLP ("KPMG") to act as our new independent accountant and to audit our financial statements for the fiscal year ending March 31, 2001.

    The report of Andersen on our financial statements for the fiscal year ended March 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

    In connection with the audits of the fiscal year ended March 31, 2000, and the subsequent interim period through March 8, 2001, there were no disagreements between Andersen and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The term "disagreement" means any disagreement between our personnel responsible for presentation of our financial statements and any personnel of Andersen responsible for rendering Andersen's report on our financial statements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information called for by this item with respect to directors' and officers' compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Executive Officers and Directors--Did Directors and Officers Comply with their 16 (a) Beneficial Ownership Reporting Compliance Requirement?" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on December 6, 2002, and to be filed with the SEC on or before October 25, 2002, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information appearing under the caption "Executive and Director Compensation" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on December 6, 2002 and to be filed with the SEC on or before October 25, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on December 6, 2002 and to be filed with the SEC on or before October 25, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information appearing under the caption "Certain Relationships" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on December 6, 2002 and to be filed with the SEC on or before October 25, 2002, is incorporated herein by reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         2.1            Agreement and Plan of Merger and Reorganization by and among the Registrant, VirTx Acquisition Corporation and VirTx,
                        Inc., dated February 21, 2000(3)
         2.2            Acquisition and Joint Venture Agreement by and between
                        Cypher Comm, Inc. and the Registrant, dated March 18,
                        2000(4)
         2.3            Agreement by and between the shareholders of PrimeRX.com,
                        Inc. and the Registrant, dated April 7, 2000(5)
         2.4            Agreement and Plan of Merger and Reorganization by and among
                        Illumea Acquisition Corporation, Illumea Corporation and the
                        Registrant, dated April 18, 2000(6)
         2.5            Agreement and Plan of Merger and Reorganization by and among
                        VidiMedix Acquisition Corporation, VidiMedix Corporation and
                        the Registrant, dated June 6, 2000(7)
         2.6            First Amendment to the Agreement and Plan of Merger and
                        Reorganization by and among VidiMedix Acquisition
                        Corporation, VidiMedix Corporation and the Registrant, dated
                        June 6, 2000(7)
         2.7            Agreement and Plan of Merger and Reorganization among by and among the Registrant, CDS Acquisition Corporation and
                        Chartwell Diversified Services, Inc., dated August 6,
                        2001(11)
         2.8            Agreement and Plan of Merger and Reorganization by and among
                        TLC Acquisition Corporation, Tender Loving Care Health Care
                        Services, Inc., and the Registrant, dated October 18,
                        2001(12)
         2.9            Stock Purchase Agreement by and between Robert Parrett and the Registrant, dated October 20, 2001*
         3.1            Amended and Restated Articles of Incorporation of the
                        Registrant, as amended*
         3.2            Certificate of Designation of Series and Determination of
                        Rights and Preferences for Series A Convertible Preferred
                        Stock(11)
         3.3            Amended Bylaws*
         4.1            Warrant Agreement by and between Donald H. Ayers and the
                        Registrant, dated March 18, 1999(2)
         4.2            Warrant Agreement by and between Trammell Investors LLC and the Registrant, dated March 18, 1999(2)
         4.3            Registration Rights Agreement by and between Hoskin
                        International Limited and the Registrant, dated
                        February 20, 2001(8)
         4.4            Warrant Agreement by and between Hoskin International
                        Limited and the Registrant, dated February 20, 2001(8)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         4.5            Warrant Agreement by and between Cappello Capital Corp. and the Registrant, dated February 20, 2001(8)
         4.6            Registration Rights Agreement by and among Donald H. Ayers,
                        Trammel Investors, LLC and the Registrant, dated March 18,
                        1999(2)
         4.7            Warrant Agreement by and between TSI Technologies and
                        Holdings, LLC and the Registrant, dated June 13, 2001(13)
         4.8            Warrant Agreement by and between MPP Holdings, LLC and the
                        Registrant, dated July 20, 2001*
         4.9            Form of Warrant to Purchase Common Stock of the Registrant
                        issued pursuant to Agreement and Plan of Merger and
                        Reorganization among by and among the Registrant, CDS
                        Acquisition Corporation and Chartwell Diversified Services,
                        Inc., dated August 6, 2001(11)
         4.10           Warrant Agreement by and between Stephen Savitsky and the
                        Registrant, dated October 18, 2001(12)
         4.11           Warrant Agreement by and between Dale L. Clift and the
                        Registrant, dated October 18, 2001(12)
         4.12           Warrant Agreement by and between David Savitsky and the
                        Registrant, dated October 18, 2001(12)
         4.13           Warrant Agreement by and between John F. Andrews and the
                        registrant, dated July 15, 2002*
        10.1            Preferred Provider Agreement by and between National Century
                        Financial Enterprises and the Registrant, dated February 2,
                        2000*
        10.2            Second Amendment to the Preferred Provider Agreement by and
                        between National Century Financial Enterprises and the
                        Registrant, dated February 2, 2000, dated September 11,
                        2000*
        10.3            Management Services and Joint Venture Agreement by and
                        between PrimeRx.com, Inc. and the Registrant, dated
                        April 6, 2000, as modified(5)
        10.4            Master Preferred Provider Agreement by and between
                        PrimeRx.com, Inc. and the Registrant, dated April 5, 2000(5)
        10.5            Settlement Agreement and Mutual Release by and between
                        StartNest, LLC and the Registrant, dated November 28, 2000*
        10.6            Settlement Agreement and General Release by and among, C.W.
                        Boreing, Stephan Hochschuler M.D. Philip Faris, John
                        McMulen, J. Robert Beck M.D., Andrew Heller, VidiMedix and
                        the Registrant dated on or around February 12, 2001*
        10.7            Common Stock Purchase Agreement by and between Hoskin
                        International Limited and the Registrant, dated
                        February 20, 2001(8)
        10.8            Common Stock Purchase Agreement between e-MedSoft.com and
                        Hoskin International Limited dated February 20, 2001 (to
                        correct page 20 only)(9)
        10.9            Management Services (Loan Out) Agreement by and between
                        TegRx Pharmacy Management Co., Inc. and the Registrant,
                        dated March 6, 2001*
        10.10           Preferred Solution Partner Agreement by and between Superior
                        Consultant, Inc. and the Registrant, dated March 6, 2001*
        10.11           Settlement Agreement and Mutual Releases by and among
                        PrimeRx.com, Inc., Network Pharmaceuticals, Inc., PrimeMed
                        Pharmacy Services, Inc., Prem Reddy, M.D, Prime A
                        Investments, LLC, David W. Rombro, Raymond Matko, Richard A.
                        Hayes and the Registrant, dated March 19, 2001(10)
        10.12           Termination of Employment Agreement by and between David W.
                        Rombro and the Registrant, dated July 2, 2001*
        10.13           Employment Agreement by and between Frank P. Magliochetti,
                        Jr. and the Registrant, dated August 6, 2001(11)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.14           Letter Agreement by and between John S. Shepherd and the
                        Registrant, dated August 13, 2001*
        10.15           Termination and Consulting Agreement and General Mutual
                        Releases by and between John Andrews and the Registrant,
                        dated October 6, 2001*
        10.16           Employment Agreement by and between Stephan J. Savitsky and
                        Tender Loving Care Health Care Services, Inc., dated
                        October 18, 2001(12)
        10.17           Employment Agreement by and between Dale R. Clift and Tender
                        Loving Care Health Care Services, Inc., dated October 18,
                        2001(12)
        10.18           Employment Agreement by and between David Savitsky and
                        Tender Loving Care Health Care Services, Inc., dated
                        October 18, 2001(12)
        10.19           Letter from Tender Loving Care Health Care Services, Inc. to
                        Stephan J. Savitsky, Dale R. Clift and David Savitsky, dated
                        October 18, 2001(12)
        10.20           Letter from the Registrant to Stephan J. Savitsky, Dale R.
                        Clift and David Savitsky, dated October 18, 2001(12)
        10.21           Settlement Agreement and Mutual Release by and among Sutro &
                        Co., Inc., Joseph A. Boystak and the Registrant, dated
                        October 22, 2001*
        10.22           Amended and Restated Compromise and Settlement Agreement by
                        and between Jack W. Moncrief and the Registrant, dated
                        October 25, 2001*
        10.23           Amended and Restated Compromise and Settlement Agreement by
                        and between Gardner Landry, individually and as Trustee of the Veta Elizabeth Landry Kuffner Trust and the Registrant,
                        dated October 25, 2001*
        10.24           Amended and Restated Compromise and Settlement Agreement by
                        and between Willa Washington and the Registrant, dated
                        November 5, 2001*
        10.25           Amended and Restated Compromise and Settlement Agreement by
                        and between Tom Davis, Jr. and the Registrant, dated
                        November 5, 2001*
        10.26           Amended and Restated Compromise and Settlement Agreement by
                        and between Jan Davis and the Registrant, dated November 5,
                        2001*
        10.27           Letter Agreement by and among A. Anand, Interwest Associates and the Registrant, dated November 30, 2001*
        10.28           Stock Pledge Agreement by and between NPF X, Inc. and the
                        Registrant, dated December 5, 2001*
        10.29           Commission Agreement by and between Societe Financiere du
                        Seujet Limited and/or its designee and the Registrant, dated
                        December 17, 2001*
        10.30           Commission Agreement by and between Societe Financiere du
                        Seujet Limited and/or its designee and the Registrant, dated
                        December 17, 2001*
        10.31           Commission Agreement by and between Societe Financiere du
                        Seujet Limited and/or its designee and the Registrant, dated
                        December 17, 2001*
        10.32           Bond Financing and Commission Agreement by and between
                        Societe Financiere du Seujet Limited and/or its designee and the Registrant, dated December 17, 2001*
        10.33           Short Form Convertible Debenture, in the amount of
                        $25,000,000, by and between Private Investment Bank Limited and the Registrant, dated December 28, 2001(13)
        10.34           Short Form Convertible Debenture, in the amount of
                        $15,000,000, by and between Private Investment Bank Limited and the Registrant, dated December 28, 2001(13)
        10.35           Short Form Debenture, in the amount of $5,000,000 and up to
                        $20,000,000, by and between Private Investment Bank Limited and the Registrant, dated December 28, 2001 (13)
        10.36           Short Form Debenture, in the amount of $12,500,000, by and between Private Investment Bank Limited and the Registrant, dated December 28, 2001(13)
        10.37           Short Form Debenture, in the amount of $12,500,000, by and between Private Investment Bank Limited and the Registrant, dated as of December 28, 2001(13)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.38           Form of Amendment Agreement dated June 28, 2002(14)
        10.39           $4,107,142.86 Amended and Restated Short Form Debenture
                        dated as of June 28, 2002(14)
        10.40           $10,267,857.14 Amended and Restated Short Form Debenture
                        dated as of June 28, 2002(14)
        10.41           $10,267,857.14 Amended and Restated Short Form Debenture
                        dated as of June 28, 2002(14)
        10.42           $12,321,428.57 Amended and Restated Short Form Debenture
                        dated as of June 28, 2002(14)
        10.43           $20,535,714.29 Amended and Restated Short Form Debenture
                        dated as of June 28, 2002(14)
        10.44           $12,500,000 Amended and Restated Short Form Debenture dated as of June 28, 2002(14)
        10.45           Form of Debenture Purchase and Subordination Agreement(14)
        10.46           Form of ARL Security Agreement(14)
        10.47           Form of ARL Control Agreement(14)
        10.48           Form of Med Security Agreement(14)
        10.49           Form of Med Security Interest Assignment Agreement(14)
        10.50           Form of Med Control Agreement(14)
        10.51           Form of Med Subsidiaries Pledge and Security Agreement(14)
        10.52           Form of Med Subsidiaries Collateral Agency Agreement(14)
        10.53           Form of Mortgage(14)
        10.54           Form of ARL Guaranty(14)
        10.55           Form of ARL Operating Agreement(14)
        10.56           Form of Manatt, Phelps & Phillips LLP Legal Opinion(14)
        10.57           Form of Forbearance and Tolling Agreement(14)
        10.58           Not Used
        10.59           Technology License and Operations Agreement by and between
                        Clandale Associated Limited and the Registrant, dated
                        January 2002*
        10.60           1999 Stock Compensation Plan*
        10.61           First Amendment to the Registrant's 1999 Stock Compensation
                        Plan*
        10.62           2000 Nonqualified Stock Option and Stock Bonus Plan*
        10.63           First Amendment to the Registrant's 2000 Nonqualified Stock
                        Option and Stock Bonus Plan*
        10.64           Agreement between Network Pharmaceuticals, Inc., NCFE and
                        the Registrant dated July 1, 2002*
        10.65           Settlement and Release Agreement between Illumea (Asia)
                        Ltd., Natalie J.V.D. Doornmalen and the Registrant, Illumea
                        Corporation and Andrew A. Borsanyi, dated April 2, 2002*
        10.66           Settlement Agreement and Mutual General Releases between the
                        Registrant and Cappello Capital Corporation, dated
                        March 25, 2002*
        10.67           Amendment to termination and consulting agreement and
                        general mutual releases by and between John F. Andrews and the registrant dated July 15, 2002*
        16.1            Letter from KPMG dated August 16, 2002(15)
        21.0            Subsidiaries of the Registrant*
        23.1            Consent of Brown & Brown LLP*
        99.1            Letter to the Board of Directors of the Registrant from KPMG
                        LLP dated July 26, 2002(15)
        99.2            Letter to the Securities and Exchange Commission from the
                        Registrant dated July 29, 2002(15)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        99.3            Letter to KPMG from Gadsby Hannah, dated July 30, 2002(15)

------------------------

   * Filed electronically herewith.

 (1) Filed as an exhibit to Registrant's Form S-18 Registration Statement (No. 33-8420-D).

 (2) Filed as an exhibit to the Registrant's Form 8-K, as filed on April 1, 1999.

 (3) Filed as an exhibit to the Registrant's Form 8-K/A, as filed on April 26, 2000.

 (4) Filed as an exhibit to the Registrant's Form 8-K filed on April 3, 2000.

 (5) Filed as an exhibit to the Registrant's Form 8-K/A filed on May 2, 2000.

 (6) Filed as an exhibit to the Registrant's Form 8-K filed May 23, 2000.

 (7) Filed as an exhibit to the Registrant's Form 8-K filed June 28, 2000.

 (8) Filed as an exhibit to the Registrant's Form 8-K filed March 2, 2001.

 (9) Filed as an exhibit to the Registrant's Form 8-K/A filed March 9, 2001.

 (10) Filed as an exhibit to the Registrant's Form 8-K filed on April 11, 2001.

 (11) Filed as an exhibit to the Registrant's Form 8-K filed August 21, 2001.

 (12) Filed as an exhibit to the Registrant's Form 8-K filed October 29, 2001.

 (13) Filed as an exhibit to the Registrant's Form 8-K filed April 12, 2002.

 (14) Filed as an exhibit to the Registrant's Form 8-K filed August 19, 2002.

 (15) Filed as an exhibit to the Registrant's Form 8-K/A filed August 19, 2002.

    (b) REPORTS ON FORM 8-K. We filed a Form 8-K dated August 21, 2001, reporting under Item 2 the Merger Agreement with Chartwell Diversified
Services, Inc. We filed a Form 8-K/A dated October 22, 2001, reporting under
Item 7 financial statements and proforma financial information for the Merger Agreement with Chartwell Diversified Services, Inc. We filed a Form 8-K dated October 29, 2001, reporting under Item 5 the execution of the Merger Agreement with Tender Loving Care Health Care Systems, Inc. We filed a Form 8-K/A dated November 30, 2001, reporting under Item 7 restated financial statements and proforma financial information for the Merger Agreement with Chartwell Diversified Services, Inc. We filed a Form 8-K dated December 13, 2001, reporting under Item 2 the results of the tender offer related to the executed Merger Agreement with Tender Loving Care Health Care Systems, Inc. We filed a Form 8-K/A dated February 11, 2002, reporting under Item 7 amended restated financial statements and proforma financial information for the Merger Agreement with Chartwell Diversified Services, Inc. The Company filed a Form 8-K/A dated February 20, 2002 (to be amended), reporting under Item 7 restated financial statements and proforma financial information for the Merger Agreement with Tender Loving Care Health Care Systems, Inc. We filed a Form 8-K dated
April 12, 2002 reporting under Item 5 the formation and Receivable Purchase Agreements by American Reimbursement LLC. We filed a Form 8-K, dated June 4, 2002, reporting under Item 5 notification and hearing to review its conformity with the listing requirements for the American Stock Exchange. We filed a Form 8-K, dated July 23, 2002, reporting under Item 5 the resignation of our three independent members of our Board of Directors. We filed a Form 8-K, dated August 2, 2002, reporting under Item 4 the resignation of KPMG LLP as our independent auditors and under Item 5 the resignation of our Chief Financial Officer. We filed a Form 8-K, dated August 19, 2002, reporting under Item 5 the refinance of $70 million debentures held by Private Investment Bank Limited. We filed a Form 8-K/A, dated August 19, 2002, amending our 8-K dated August 2, 2002 and reporting under Item 4 the inclusion of an August 16, 2002 letter written by KPMG LLP to the Securities and

Exchange Commission. We filed a Form 8-K, dated August 23, 2002, reporting under
Item 4 the appointment of Brown & Brown, LLP as our independent auditor. We filed a Form 8-K, dated September 19, 2002, reporting under Item 5 the appointment of two new members to our Board of Directors.

                             MED DIVERSIFIED, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Reports of Independent Public Accountants...................     F-2
Consolidated Balance Sheets as of March 31, 2002 and 2001...     F-5
Consolidated Statements of Operations for the years ended
  March 31, 2002, 2001, and 2000............................     F-6
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Income (Loss) for the years ended
  March 31, 2002, 2001, and 2000............................     F-7
Consolidated Statements of Cash Flows for the years ended
  March 31, 2002, 2001 and 2000,............................     F-8
Notes to Consolidated Financial Statements..................     F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Med Diversified, Inc.:

    We have audited the accompanying consolidated balance sheet of Med Diversified, Inc. (formerly e-MedSoft.com) and subsidiaries as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of March 31, 2001, were audited by other auditors whose report dated July 23, 2001, on those statements included an explanatory paragraph that described that the Company had suffered recurring losses from operations, had negative working capital and negative cash flows that raised substantial doubt about its ability to continue as a going concern as discussed in Note 1 of the consolidated financial statements. The consolidated financial statements of the Company as of March 31, 2000, were audited by other auditors who have ceased operations and whose report dated June 28, 2000, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Med Diversified, Inc. and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Brown & Brown, LLP

Boston, Massachusetts
October 31, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Med Diversified, Inc.:

    We have audited the accompanying consolidated balance sheet of Med Diversified, Inc. (formerly e-MedSoft.com) and subsidiaries as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Med Diversified, Inc. as of March 31, 2000, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated June 28, 2000.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Med Diversified, Inc. and subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

Jacksonville, Florida
July 23, 2001

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JUNE 28, 2000. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02 (E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT FOR SHAREHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND SHAREHOLDERS ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

                                          /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
June 28, 2000

                             MED DIVERSIFIED, INC.

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 2002 AND 2001

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                 2002         2001
                                                              ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    8,093   $    2,061
  Accounts receivable, net of allowance for doubtful
    accounts of $30,769 in 2002 and $5,300 in 2001..........      58,806        8,994
  Accounts receivable from affiliates, net of allowance for
    doubtful accounts of $1,000 in 2001.....................       5,199          783
  Other receivables.........................................          --          308
  Inventory.................................................       2,688        4,554
  Prepayments and other.....................................       3,196          880
                                                              ----------   ----------
  Total current assets......................................      77,982       17,580
                                                              ----------   ----------
Non-current Assets:
  Property and equipment, net...............................      18,190        5,677
  Goodwill, net of accumulated amortization of $4,248 in
    2002 and $2,749 in 2001.................................      89,360       11,404
  Investments...............................................       9,865           --
  Technology license fee....................................          --        2,800
  Deferred software costs...................................          --       10,856
  Distribution channel......................................          --        2,500
  Other intangibles.........................................       5,093           --
  Assets of discontinued operations.........................       2,314        9,340
  Deferred charges..........................................       8,471           --
  Other assets..............................................       1,565        4,899
                                                              ----------   ----------
  Total non-current assets..................................     134,858       47,476
                                                              ----------   ----------
  Total assets..............................................  $  212,840   $   65,056
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................  $   20,583   $   15,645
  Accrued salaries and benefit costs........................      28,557        1,409
  Accrued liabilities.......................................      55,981        5,126
  Related party debt........................................     110,557        2,904
  Liabilities of discontinued operations....................      10,270       12,546
  Due to government agencies................................      11,647           --
  Current maturities of capital leases......................       2,012          576
  Current maturities of long-term debt......................      11,014        2,384
                                                              ----------   ----------
  Total current liabilities.................................     250,621       40,590
                                                              ----------   ----------
Long-Term Liabilities:
  Capital leases............................................       2,929          695
  Debt......................................................      95,427        3,260
  Related party debt........................................       4,040           --
  Long-term debt and lease commitments of discontinued
    operations..............................................         952        2,358
  Due to government agencies................................      42,864           --
  Other liabilities.........................................       9,814        3,223
                                                              ----------   ----------
  Total long-term liabilities...............................     156,026        9,536
                                                              ----------   ----------
Minority interest...........................................         433        7,351
Stockholders' equity (deficit):
  Common shares, $.001 par value, 400,000 and 200,000 shares authorized at March 31, 2002 and 2001, 146,111 and
    79,388 issued and outstanding at March 31, 2002 and
    2001, respectively......................................         146           79
  Paid in capital...........................................     423,464      303,685
  Common stock options......................................       2,565           --
  Deferred compensation.....................................      (2,004)          --
  Stock subscription........................................      (4,400)      (5,000)
  Deferred charge--equity financing.........................          --       (4,616)
  Accumulated deficit.......................................    (612,642)    (285,822)
  Accumulated other comprehensive loss income...............          (3)         190
  Less treasury shares at cost..............................      (1,366)        (937)
                                                              ----------   ----------
  Total stockholders' equity (deficit)......................    (194,240)       7,579
                                                              ----------   ----------
  Total liabilities and stockholders' equity (deficit)......  $  212,840   $   65,056
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             MED DIVERSIFIED, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                2002        2001        2000
                                                              ---------   ---------   --------
NET SALES
  Non affiliates............................................  $ 204,931   $  81,997   $   941
  Affiliates................................................      2,441       6,000        --
                                                              ---------   ---------   -------
    Total net sales.........................................    207,372      87,997       941
                                                              ---------   ---------   -------
COSTS AND EXPENSES:
  Cost of sales.............................................    127,047      63,200       476
  Research and development..................................      2,965       7,267       710
  Sales and marketing expense...............................      5,714       8,255       772
  General and administrative................................    172,109      50,880     6,777
  Bad debt..................................................     10,327       6,655       193
  Asset impairment charges..................................    175,093     201,034        --
  Depreciation and amortization.............................      9,253       9,988       442
                                                              ---------   ---------   -------
    Total costs and expenses................................    502,508     347,279     9,370
                                                              ---------   ---------   -------
OPERATING LOSS..............................................   (295,136)   (259,282)   (8,429)
OTHER INCOME (EXPENSE):
  Interest expense..........................................    (32,121)     (2,018)   (1,493)
  Interest income...........................................         --         880       280
  Other income (expense)....................................         47          --       (36)
                                                              ---------   ---------   -------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY INCOME, MINORITY
  INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES.........   (327,210)   (260,420)   (9,678)
EXTRAORDINARY INCOME........................................         --          --       357
                                                              ---------   ---------   -------
LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND
  MINORITY INTEREST.........................................   (327,210)   (260,420)   (9,321)
MINORITY INTEREST, NET OF TAXES.............................        764       1,603        --
EQUITY IN EARNINGS ON JOINT VENTURES........................      3,009          --        --
INCOME TAXES................................................         --          --        --
                                                              ---------   ---------   -------
NET LOSS FROM CONTINUING OPERATIONS.........................   (323,437)   (258,817)   (9,321)
NET LOSS FROM DISCONTINUED OPERATIONS.......................     (3,383)    (16,435)     (344)
                                                              ---------   ---------   -------
NET LOSS....................................................  $(326,820)  $(275,252)  $(9,665)
                                                              =========   =========   =======

BASIC LOSS PER SHARE:
  CONTINUING OPERATIONS.....................................  $   (3.12)  $   (3.25)  $ (0.17)
  DISCONTINUED OPERATIONS...................................      (0.03)      (0.21)    (0.01)
                                                              ---------   ---------   -------
  TOTAL.....................................................  $   (3.15)  $   (3.46)  $ (0.18)
                                                              =========   =========   =======
WEIGHTED AVERAGE SHARES--BASIC..............................    103,741      79,587    56,345
                                                              =========   =========   =======

FULLY DILUTED LOSS PER SHARE:
  CONTINUING OPERATIONS.....................................  $   (3.23)  $   (3.25)  $  (.17)
  DISCONTINUED OPERATIONS...................................      (0.03)       (.21)     (.01)
                                                              ---------   ---------   -------
  TOTAL.....................................................  $   (3.26)  $   (3.46)  $  (.18)
                                                              =========   =========   =======
WEIGHTED AVERAGE SHARES--FULLY DILUTED......................    100,027      79,587    56,345
                                                              =========   =========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             MED DIVERSIFIED, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                                 INCOME (LOSS)
 FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000 (IN THOUSANDS, EXCEPT SHARE
                                  INFORMATION)

                                     COMMON      SHARES    PAID-IN     STOCK        DEFERRED          STOCK       TREASURY
                                     NUMBER      AMOUNT    CAPITAL    OPTIONS     COMPENSATION    SUBSCRIPTION      STOCK
                                    ---------   --------   --------   --------   --------------   -------------   ---------
BALANCE, MARCH 31, 1999...........    51,816      $ 52     $  6,951    $   --       $    --          $    --       $    --
Restricted common stock issued in
  acquisitions....................     1,854         2       30,180        --            --               --            --
Restricted common stock issued for
  cash............................     8,155         8       63,625        --            --               --            --
Restricted common stock issued for
  assets..........................     3,127         3       29,465        --            --               --            --
Restricted common stock issued to
  NCFE for assets.................     9,500        10      112,803        --            --           (5,000)           --
Warrants issued for payment of
  debt............................        --        --          506        --            --               --            --
Common stock issued on exercise of
  warrants........................     1,217         1          100        --            --               --            --
Common stock issued on exercise of
  stock options...................        33        --           34        --            --               --            --
Common stock issued for
  services........................        33        --          615        --            --               --            --
Stock options and warrants issued
  for services....................        --        --          217        --            --               --            --
Comprehensive loss:
Net loss..........................        --        --           --        --            --               --            --
Translation adjustment............        --        --           --        --            --               --            --
                                     -------      ----     --------    ------       -------          -------       -------
BALANCE, MARCH 31, 2000...........    75,735      $ 76     $244,496    $   --       $    --          $(5,000)      $    --
Restricted common stock issued in
  acquisitions....................     4,425         4       41,728        --            --               --            --
Restricted common stock issued for
  services........................     1,000         1        1,399        --            --               --            --
Restricted common stock
  contributed by TSI and reversal
  of previously issued common
  stock for legal settlement......      (300)       --        1,040        --            --               --            --
Warrants issued for
  acquisitions....................        --        --        1,976        --            --               --            --
Common stock issued on exercise of
  warrants........................       175        --          512        --            --               --            --
Common Stock issued on exercise of
  stock options...................        82        --          138        --            --               --            --
Common stock issued for
  services........................       689         1        1,614        --            --               --            --
Stock options and warrants issued
  for services....................        --        --        2,700        --            --               --            --
Earn out settlement on
  acquisition.....................       136        --        3,561        --            --               --            --
Stock options issued in
  acquisitions....................        --        --        1,165        --            --               --            --
Warrants issued for deferred
  equity funding costs............        --        --        3,817        --            --               --            --
Warrants issued for deferred
  financing.......................        --        --           --        --            --               --            --
Capital contributions.............        86        --        1,515        --            --               --            --
Purchase of 187 thousand treasury
  shares..........................        --        --           --        --            --               --          (937)
Expiration of warrants............        --        --       (1,976)       --            --               --            --
Abandonment of common stock issued
  in acquisitions.................    (2,640)       (3)          --        --            --               --            --
Comprehensive loss:
Net loss..........................        --        --           --        --            --               --            --
Translation adjustment............        --        --           --        --            --               --            --
                                     -------      ----     --------    ------       -------          -------       -------
BALANCE, MARCH 31, 2001...........    79,388      $ 79     $303,685    $   --       $    --          $(5,000)      $  (937)
Common stock issued upon
  conversion of preferred stock...    50,000        50       74,778        --            --               --            --
Restricted common stock issued for
  services........................     7,086         7       14,910        --            --               --            --
Warrants issued for services......        --        --        8,595        --            --               --            --
Common stock issued for legal
  settlements.....................     2,916         3        6,374        --            --               --            --
Common Stock issued on exercise of
  stock options...................     5,740         6        7,106        --            --               --            --
Stock options and warrants issued
  for services....................        --        --        4,140        --            --               --            --
Common stock options--non
  vested..........................        --        --           --     2,565        (2,565)              --            --
Stock compensation expense........        --        --           --        --           561               --            --
Earn out settlement on
  acquisition.....................       981         1        1,201        --            --               --            --
Warrants issued for deferred
  financing.......................        --        --        2,675        --            --               --            --
Equity funding....................        --        --           --        --            --              600            --
Purchase of 273 thousand treasury
  shares..........................        --        --           --        --            --               --          (429)
Abandonment of deferred
  financing.......................        --        --           --        --            --               --            --
Comprehensive loss:
Net loss..........................        --        --           --        --            --               --            --
Translation adjustment............        --        --           --        --            --               --            --
                                     -------      ----     --------    ------       -------          -------       -------
BALANCE, MARCH 31, 2002...........   146,111      $146     $423,464    $2,565       $(2,004)         $(4,400)      $(1,366)
                                     =======      ====     ========    ======       =======          =======       =======

                                                                   ACCUMULATED
                                                                      OTHER          TOTAL
                                     DEFERRED     ACCUMULATED     COMPREHENSIVE     EQUITY
                                     CHARGES        DEFICIT       INCOME (LOSS)    (DEFICIT)
                                    ----------   -------------   ---------------   ---------
BALANCE, MARCH 31, 1999...........   $    --       $    (905)         $ 14         $   6,112
Restricted common stock issued in
  acquisitions....................        --              --            --            30,182
Restricted common stock issued for
  cash............................        --              --            --            63,633
Restricted common stock issued for
  assets..........................        --              --            --            29,468
Restricted common stock issued to
  NCFE for assets.................        --              --            --           107,813
Warrants issued for payment of
  debt............................        --              --            --               506
Common stock issued on exercise of
  warrants........................        --              --            --               101
Common stock issued on exercise of
  stock options...................        --              --            --                34
Common stock issued for
  services........................        --              --            --               615
Stock options and warrants issued
  for services....................        --              --            --               217
Comprehensive loss:
Net loss..........................        --          (9,665)           --            (9,665)
Translation adjustment............        --              --           (13)              (13)
                                     -------       ---------          ----         ---------
BALANCE, MARCH 31, 2000...........   $    --       $ (10,570)         $  1         $ 229,003
Restricted common stock issued in
  acquisitions....................        --              --            --            41,732
Restricted common stock issued for
  services........................        --              --            --             1,400
Restricted common stock
  contributed by TSI and reversal
  of previously issued common
  stock for legal settlement......        --              --            --             1,040
Warrants issued for
  acquisitions....................        --              --            --             1,976
Common stock issued on exercise of
  warrants........................        --              --            --               512
Common Stock issued on exercise of
  stock options...................        --              --            --               138
Common stock issued for
  services........................        --              --            --             1,615
Stock options and warrants issued
  for services....................        --              --            --             2,700
Earn out settlement on
  acquisition.....................        --              --            --             3,561
Stock options issued in
  acquisitions....................        --              --            --             1,165
Warrants issued for deferred
  equity funding costs............        --              --            --             3,817
Warrants issued for deferred
  financing.......................    (4,616)             --            --            (4,616)
Capital contributions.............        --              --            --             1,515
Purchase of 187 thousand treasury
  shares..........................        --              --            --              (937)
Expiration of warrants............        --              --            --            (1,976)
Abandonment of common stock issued
  in acquisitions.................        --              --            --                (3)
Comprehensive loss:
Net loss..........................        --        (275,252)           --          (275,252)
Translation adjustment............        --              --           189               189
                                     -------       ---------          ----         ---------
BALANCE, MARCH 31, 2001...........   $(4,616)      $(285,822)         $190         $   7,579
Common stock issued upon
  conversion of preferred stock...        --              --            --            74,828
Restricted common stock issued for
  services........................        --              --            --            14,917
Warrants issued for services......        --              --            --             8,595
Common stock issued for legal
  settlements.....................        --              --            --             6,377
Common Stock issued on exercise of
  stock options...................        --              --            --             7,112
Stock options and warrants issued
  for services....................        --              --            --             4,140
Common stock options--non
  vested..........................        --              --            --                --
Stock compensation expense........        --              --            --               561
Earn out settlement on
  acquisition.....................        --              --            --             1,202
Warrants issued for deferred
  financing.......................        --              --            --             2,675
Equity funding....................        --              --            --               600
Purchase of 273 thousand treasury
  shares..........................        --              --            --              (429)
Abandonment of deferred
  financing.......................     4,616              --            --             4,616
Comprehensive loss:
Net loss..........................        --        (326,820)           --          (326,820)
Translation adjustment............        --              --          (193)             (193)
                                     -------       ---------          ----         ---------
BALANCE, MARCH 31, 2002...........   $    --       $(612,642)         $ (3)        $(194,240)
                                     =======       =========          ====         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             MED DIVERSIFIED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                 (IN THOUSANDS)

                                                                2002        2001        2000
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(326,820)  $(275,252)  $(9,665)
  Add loss from discontinued operations.....................      3,383      16,435       344
  Minority interest.........................................       (764)     (1,603)       --
  Deferred revenue..........................................      1,250          --        --
  Loss on disposal of fixed assets..........................      3,625          --        --
  Equity in loss of deconsolidated subsidiary...............        930          --        --
  Adjustments to reconcile loss from continuing operations
    to net cash used in continuing operations:
  Equity in (income) loss on joint ventures.................     (3,009)        519        --
  Impairment charges........................................    175,093     201,034        --
  Non cash compensation.....................................     18,388       1,431        --
  Non cash financing fees...................................     15,706          --        --
  Gain on exchange of debt for warrants.....................         --          --      (357)
  Provision for doubtful accounts...........................     10,327       6,655       193
  Deferred financing fees...................................      5,216          --        --
  Depreciation..............................................      3,572       1,971        73
  Amortization of goodwill and other intangibles............      5,514       8,017       369
  Amortization of distribution channel......................        167       2,448        --
  Amortization of deferred financing costs..................      5,645          --     1,243
  Interest on preferred stock converted to common stock.....      5,836          --        --
  Issuance of shares and warrants for services provided.....     11,067       7,423       832
  Other.....................................................       (395)       (754)       --
  Net change in assets and liabilities affecting operations, net of acquisitions:
    Accounts receivable.....................................     (4,668)     (7,299)     (646)
    Inventory...............................................         79         146       (82)
    Prepayments and other...................................    (13,270)       (215)     (378)
    Related party receivables...............................       (304)         --        --
    Accounts payable and accrued liabilities................     31,127       6,471     3,116
                                                              ---------   ---------   -------
  Net Cash Used In Operating Activities.....................    (52,305)    (32,573)   (4,958)
                                                              ---------   ---------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of cash acquired................    (14,558)     (1,830)     (808)
  Capital expenditures......................................     (1,987)     (4,838)     (466)
  Cash (advances) receipts from discontinued operations.....       (132)     (2,247)      328
  Investment in software....................................     (1,048)     (1,558)   (4,172)
  Payment for deferred contract.............................         --          --      (511)
  Cash of and advances to deconsolidated subsidiary.........     (1,540)         --      (770)
  Other investments.........................................     (2,906)     (4,686)     (154)
                                                              ---------   ---------   -------
    Net Cash Used In Investing Activities...................    (22,171)    (15,159)   (6,553)
                                                              ---------   ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................    (43,136)    (16,870)     (561)
  Proceeds from long-term debt..............................    118,553      13,142     3,889
  Repayments of capital lease obligations...................       (282)       (428)       --
  Treasury stock purchases..................................       (429)       (937)       --
  Proceeds from exercise of stock options and warrants......        457         651       135
  Distributions paid out....................................      2,568          --        --
  Equity financing..........................................        600          --    63,633
  Cost of equity financing..................................         --      (1,400)       --
  Net (payments) proceeds from credit facilities............      2,180          --        --
                                                              ---------   ---------   -------
    Net Cash Provided By (Used in) Financing Activities.....     80,511      (5,842)   67,096
                                                              ---------   ---------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      6,032     (53,574)   55,585
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD....      2,061      55,635        50
                                                              ---------   ---------   -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..........  $   8,093   $   2,061   $55,635
                                                              =========   =========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             MED DIVERSIFIED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.  COMPANY OVERVIEW

DESCRIPTION OF BUSINESS

    Med Diversified, Inc. ("the Company") is a diversified healthcare company that provides home healthcare and alternate site healthcare, skilled nursing, and pharmacy management and distribution services to more than 175 thousand patients in 37 states. All products and services are provided through a national network of Company owned and franchise locations. In fiscal 2002, the Company acquired two providers of home healthcare/alternative care services, Chartwell Diversified Services, Inc. ("Chartwell") in August 2001 and Tender Loving Care Health Care Services ("TLCS") in November 2001. The operating results and related assets and liabilities of the acquired businesses have been consolidated into the Company's financial statements from the date of transactions based on accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and subsidiaries.

    The Company consolidated the operations of PrimeRx in the year ended
March 31, 2001 and for the period from April 1, 2001 through July 31, 2001. At July 31, 2001, the Company ceased consolidation of Network as it no longer controlled Network. All significant intercompany balances and transactions have been eliminated.

GOING CONCERN

    The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue to operate as a going concern is dependent on its ability to restructure payments on existing debt or raise additional capital through issuance of additional equity securities. There is no guarantee that funding will be available on terms acceptable to the Company.

    The Company has experienced significant losses from continuing operations in fiscal year ended March 31, 2002. At March 31, 2002, the Company had negative working capital from continuing operations of $162.4 million (excluding
$10.3 million negative working capital of discontinued operations). Cash and cash equivalents at March 31, 2002 were $8.1 million.

    A TLCS financing agreement (SEE Note 8) contains certain covenants under which TLCS was technically in breach. TLCS has obtained all necessary waivers from the financing facility on those covenants through December 31, 2002. If the financing facility does not continue to make purchases of accounts receivables, TLCS would not have sufficient cash to support its current level of operations.

    TLCS, a subsidiary of the Company, has a repayment agreement ("the Agreement") with the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) for the repayment of all excess PIP amounts and all audit liabilities relative to Medicare audits for periods through February 28, 2001. The balance due recorded as of March 31, 2002 is $54.5 million. The Agreement provides for aggregate monthly payments of principal and interest through May 2005. The required monthly payments are $1 million from March 2002 through November 2002, $1.5 million from
December 2002 through May 2004 and $1.75 million from June 2004

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

1.  COMPANY OVERVIEW (CONTINUED)
through April 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the government rate of interest (currently at 13.75% per annum). United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company. Based on this repayment plan the Company will pay, excluding interest, $14 million through March 2003, $20.5 million through March 2004 and a balloon payment of $21.5 million in the period ended March 2005.

    As described in Note 3 to the consolidated financial statements, effective July 15, 2002 the Company was delisted from the AMEX. Further, the Company's stock was trading at between $0.04 to $0.28 per share during August and September 2002. These factors may affect the Company's ability to obtain equity or debt financing.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

    Certain previously reported amounts have been reclassified to conform to the current year presentation.

USE OF ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.

ACCOUNTS RECEIVABLE

    Accounts receivable consists primarily of trade receivables from the provision of home health services, sales of pharmacy prescription drugs and other pharmacy products and services as well as Internet products and services to the Company's customers. The Company reviews its trade receivables for collectability and provides an allowance for uncollectable balances based upon management's best estimates.

INVENTORY

    Inventory consists primarily of pharmaceuticals and pharmacy products and is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF SALES AND CREDIT RISK

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

GOODWILL

    Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. Goodwill related to the acquisition of Resource Healthcare Pharmacy (SEE note 5) was being amortized over a fifteen-year period until the adoption of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). Effective for acquisitions subsequent to July 1, 2001, the Company was required to implement the transitional provisions of SFAS 142, see Recent Accounting Pronouncements below. Accordingly, goodwill related to the Chartwell acquisition is not amortized but will be tested for impairment on an annual basis in the fourth quarter of the fiscal year. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill recorded may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of the goodwill to determine if impairment has occurred. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent from other asset groups.

SOFTWARE DEVELOPMENT COSTS

    Costs incurred prior to technological feasibility related to the development of software to be licensed have been expensed. Under Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, once the Company concludes that technological feasibility is attained, all subsequent development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software development costs incurred related to software to be used internally as part of a hosting arrangement have been capitalized in accordance with Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE INTERNALLY DEVELOPED OR OBTAINED FOR INTERNAL USE. During the years ended March 31, 2002, 2001 and 2000, we incurred approximately $4 million, $9.3 million and $2.9 million in software development costs, respectively. We capitalized approximately $1 million, $2 million and $2.2 million of these costs during the years ended March 31, 2002, 2001 and 2000, respectively. Such deferred costs along with acquired software costs will be amortized over a three to five year life once

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the related products are in service or available for sale. We amortized $1.6 million and $67 thousand for the years ended March 31, 2002 and 2001, respectively. In fiscal 2002, we also recorded a loss on impairment of $9.2 million (SEE Note 6) related to the discontinuation of support and development of the MedPractice and MedCommerce product lines.

REVENUE RECOGNITION

    Home health sales are recognized at the time of a visit to the patient's home. Home health sales are primarily to Medicare/Medicaid accounts (92.0%) and Private and Managed Care accounts (8%). Pharmacy sales are generated at the time our pharmacy dispenses drugs to a patient that is covered in a third party arrangement. Sales in the pharmacy division are primarily to Private and Managed Care accounts (62.6%), Medicare/Medicaid (20.6%), Institutions (12.3%) and Other insurance programs (4.5%). Internet sales are recognized upon final acceptance of the product by the customer and are paid by private customers.

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

INCOME TAXES

    The Company accounts for income taxes pursuant to SFAS 109, ACCOUNTING FOR INCOME TAXES, which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

BASIC AND DILUTED LOSS PER SHARE

    In accordance with SFAS No. 128, COMPUTATION OF EARNINGS PER SHARE, basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

    Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

    A summary of the shares used to compute net loss per share is as follows (in thousands):

                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                 MARCH 31, 2002   MARCH 31, 2001   MARCH 31, 2000
                                                 --------------   --------------   --------------
Weighted average common shares used to compute
  basic net loss per share.....................     103,741           79,587           56,345
Effect of dilutive securities..................      (3,714)              --               --
                                                    -------           ------           ------
Weighted average common shares used to compute
  diluted net loss per share...................     100,027           79,587           56,345
                                                    =======           ======           ======

    As of March 31, 2002, 2001 and 2000, options and warrants to purchase approximately 55.6 million, 13.4 million and 5.7 million shares of common stock were outstanding, respectively. In accordance with SFAS No. 128, Earnings Per Share, the Company has included warrants to acquire 3.7 million shares in basic earnings per share because they are issuable for little or no cash consideration. These shares have been removed from diluted earnings per share because they are anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

    On July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 does not impact the Company's financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of SFAS
No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. Separable intangible assets with finite lives continue to be amortized over their useful lives. Furthermore, any goodwill and intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company expects to have unamortized goodwill, for acquisitions prior to June 30, 2001, in the amount of $3.4 million. Amortization expense related to goodwill was $1.7 million and $149 thousand for the fiscal years ended March 31, 2002 and 2001, respectively. In addition, the Company has $85.9 million in goodwill associated with the Chartwell acquisition, which occurred August 6, 2001. We have not yet determined the impact, if any, of adopting the impairment provisions of SFAS No. 142, including whether any transitional impairment losses will

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) be required to be recognized as the cumulative effect of a change in accounting principle. The Company will adopt the provisions of SFAS No. 142 as of April 1, 2002.

    In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. Management does not expect the provisions of SFAS No. 143 to have a material impact on the Company's consolidated financial statements. The Company will adopt the provisions of SFAS No. 143 as of April 1, 2003.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, that replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Management has not determined the impact of adopting SFAS 144 on the Company's consolidated financial statements. The Company will adopt the provisions of SFAS No. 144 as of April 1, 2003.

    In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003. For exit or disposal activities initiated prior to December 31, 2002, the Company plans to follow the accounting guidelines outlined in EITF 94-3.

3.  SUBSEQUENT EVENTS

    The following is a discussion of significant events subsequent to March 31, 2002.

AMERICAN STOCK EXCHANGE

    On June 4, 2002, the Company's board of directors announced that on May 22, 2002, it received notice from the American Stock Exchange ("AMEX") that the Company no longer meets the

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

3.  SUBSEQUENT EVENTS (CONTINUED)
continued listing requirements of AMEX. On June 28, 2002, the Company announced that it had withdrawn its appeal of the AMEX delisting determination and that AMEX consented to the Company's request to voluntarily delist the Company's common stock on the AMEX effective at the close of trading on July 15, 2002. Management has elected to take this action in connection with the AMEX delisting based upon the management's analysis that the Company is unable to meet the AMEX's continued listing requirements given the Company's accumulated deficit at March 31, 2002.

    Beginning on July 16, 2002, the Company's common stock is quoted on the "Pink Sheets".

NETWORK

    As more fully discussed in note 16, as of July 1, 2002, the Company reached a settlement agreement with Network, PrimeRx and its principal shareholders (the "Network Settlement"). Under the terms of the Network Settlement, provided we meet the obligations set forth therein, each of us, NCFE, and one of NCFE's subsidiaries on the one hand, and the cross-defendants (which include Network and certain alleged co-conspirators) release one another from all claims related to the subject matter of this litigation. This release does not cover certain employment compensation disputes that one of the principal shareholders of PrimeRx has against us and does not release any parties other than NCFE, the NCFE subsidiary and us. The Company's obligations include: (i) a payment of $2.5 million on July 1, 2002 which has been made; (ii) a payment of $2.5 million by wire transfer by August 1, 2003; (iii) a transfer of shares of PrimeRx that the Company owned, and was made prior to July 1, 2002;
(iv) returning all of PrimeRx's, Network's and their affiliates tangible property the Company possess by July 15, 2002, along with an inventory of such equipment that indicates whether any equipment has been previously sold by the Company; (v) monthly payments commencing July 15, 2002 in connection with certain guaranties of leased equipment made by a principal shareholder of PrimeRx; and, (vi) a dismissal of our cross-compliant with prejudice in the arbitration proceedings. Amounts pertaining to this settlement were expensedand recorded as of March 31, 2002.

VIDIMEDIX

    As of July 7, 2002, the company had tentatively reached a settlement with the Remaining Plaintiffs. Payment terms were being negotiated and finalized as of July 16, 2002. Other terms included a mutual release from the Texas Action and for the Company to dismiss the California Action with prejudice, see
Note 16.

SECURITIES AND EXCHANGE COMMISSION INQUIRY

    On July 26, 2002, our Board of Directors received a letter from KPMG pursuant to which KPMG resigned from its position as our independent auditors. Refer to the Company's Form 8-K/A filed August 19, 2002.

    As a result of KPMG's letter dated July 26, 2002 communicating alleged illegal acts as well as their resignation, the Securities and Exchange Commission ("SEC") has initiated an informal inquiry into this matter. As of the date of this Form 10-K filing, we have had preliminary discussions with the SEC, although we have not been informed of and are not aware of any conclusions the SEC has reached

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

3.  SUBSEQUENT EVENTS (CONTINUED)
related to their inquiry. We also are not aware of whether the informal inquiry will result in a formal investigation by the SEC.

FINANCING ARRANGEMENTS

    On August 14, 2002 the Company refinanced $70 million of debentures with Private Investment Bank Limited ("PIBL"), see Note 8. To secure the extension, the Company paid $12.5 million to reduce the principal balance with additional principal reduction payments over the term as follows; $100 thousand per month through July 2003, $400 thousand per month through January 2004 and $600 thousand per month through May 2004, $25 million on July 31, 2003 and the balance of $26.5 million due on June 28, 2004. Interest at a rate of 7% per annum is to be paid quarterly. The Company also paid $2.5 million in accrued interest due as of June 28, 2002. The $12.5 million principal reduction payment was funded by TEGCO Investments LLC ("TegCo"), an entity which is majority owned by the Company's CEO. The TegCo debt is subordinate to the PIBL debentures and is due on June 29, 2004. Additionally, as a result of this refinancing approximately $69.2 million of the outstanding balance will be reported as long-term debt on the consolidated balance sheet at March 31, 2002. As of October 31, 2002, we have been notified by PIBL's counsel that they believe there have been certain technical breaches by us under the terms of this refinancing. We are actively addressing these issues.

4.  NCFE RELATIONSHIP

    The following describes the various aspects of the relationship between National Century Financial Enterprises, Inc. ("NCFE") and the Company.

    STOCK OWNERSHIP. NCFE is partially owned, directly or indirectly, by four individuals, who, in turn, own, directly or indirectly in the aggregate approximately thirty three percent (33%) of the outstanding shares of the Company's common stock as of March 31, 2002. Donald Ayers, a director of NCFE, is one of the Company's directors.

    ACQUISITION OF CHARTWELL. On August 6, 2001, the Company acquired Chartwell Diversified Services, Inc. ("Chartwell"). Donald Ayers, a member of the Company's board of directors was an indirect shareholder of Chartwell. Under the plan of merger, the Chartwell shareholders received 500 thousand shares of a newly created redeemable preferred stock of the Company (the"Preferred Stock"). The Chartwell shareholders also received warrants (the "Chartwell Warrants") to purchase up to 20 million shares of the Company's common stock exercisable over five years with a limit of 4 million shares per year at a strike price $4.00 per share. Each share of Preferred Stock was automatically converted into 100 shares of the Company's common stock, when, on December 27, 2001, the Company's shareholders approved the issuance of the 70 million shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Chartwell Warrants.

    FINANCING. The Company has certain financing agreements with NCFE and its subsidiaries. The Company has contracted with NCFE to provide financing for current operations through various Sales and Subservicing Agreements (collectively, the "Agreements"). These Agreements provide for funding from National Premier Financial Services, Inc., and other subsidiaries of NCFE. Under the terms of the

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

4.  NCFE RELATIONSHIP (CONTINUED)
Agreements, the Company continues to bill customers, collect receipts and process the related accounts receivable.

    Under the Agreements, we are charged financing costs ranging from prime plus three percent (3%) to 12.9% on outstanding funding balances. The Agreements provide for funding to specified aggregate limits. Our accounts receivable must meet certain qualitative and quantitative criteria and we must remain in compliance with the terms of the Agreements. At March 31, 2002 and 2001, the unpaid balances were approximately $106.1 million and $2.6 million, respectively, and are included in related party debt in the consolidated balance sheet.

    The TLCS financing agreement contains certain covenants under which TLCS is currently in breach. TLCS has obtained all necessary waivers from NCFE on those covenants through December 31, 2002. If NCFE does not continue to provide financing, TLCS would not have sufficient cash to support its current level of operations.

    At March 31, 2002, we have three unsecured notes payable to entities affiliated with NCFE totaling $28.7 million, from the purchase of assets of a home medical infusion company and an attendant care service company, Home Medical of America, in September 2000. The notes are payable in sixty
(60) monthly installments ranging from $116 thousand to $314 thousand starting on October 1, 2001. Interest accrues from the note date. Interest ranges from 9% to 12.98% per annum and is included in the monthly payments. The notes mature on September 2006. We have a right to offset against the payment of principal and interest all amounts either advanced or paid on behalf of the NCFE affiliates.

    In addition, at March 31, 2002, we have $8.5 million in various term notes due to affiliates of NCFE. On December 5, 2001, we entered into a Promissory Note and Stock Pledge Agreement with NCFE in the amount of $4.0 million. The Promissory Note, as amended, carries an interest rate of fourteen percent (14%) per annum with all principal and interest due and payable on June 30, 2003. We also had a $2.3 million promissory note payable to NCFE, which bears interest at the rate of ten percent (10%) per annum. The entire principal amount of the note together with all accrued unpaid interest is due on December 31, 2002. There is no prepayment penalty on the note. Additionally, the Company has various term notes with NCFE totaling $2.2 million at March 31, 2002. These notes have interest rates of 8% to 14%. SEE Note 8 to the Consolidated Financial Statements for details regarding the NCFE financing arrangements.

    STRATEGIC AGREEMENTS. We have agreements with NCFE to provide its services and software solutions and to have exclusive marketing access to all of NCFE's clients for the provision of our technology products. In February 2000, NCFE entered into a Preferred Provider Agreement with the Company that resulted in recording intangible assets of approximately $104 million consisting of $36.1 million in distribution channel and $67.5 million in deferred contract. The agreement included the development of a joint portal from which various products and services of both companies could be marketed. Under our original agreement with NCFE, we were to generate revenues from the portal from both a flat fee for every doctor that signed up to transact business with NCFE through the portal and through receiving a percentage of the receivables under NCFE management from clients transacting over the portal. Because of a change in market conditions causing a lack of consumer interest in these products the Company delayed final development on the portal for NCFE.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

4.  NCFE RELATIONSHIP (CONTINUED)
Accordingly, the Company wrote-off the deferred contract asset of $67.5 million and wrote-down the value of the distribution channel by $31.1 million during the fourth quarter of 2001. NCFE and the Company are currently evaluating mutual core competencies to set forth an amendment under the terms of the agreement to establish new revenue opportunities capitalizing on such identified core competencies between the two entities.

    During the three months ended June 30, 2000, the Company recorded revenue of $855 thousand from consulting and software services provided to an NCFE affiliate. During the same period the Company also recorded approximately
$1.2 million in revenue from NCFE, for project management, infrastructure development, e-business implementation and planning and other consulting services. Approximately 20 percent of these services were provided prior to March 31, 2000 but not recognized into revenues until acceptance by the customer in the first quarter of fiscal 2001. The Company recorded the related party receivables based on its contracts and its best estimate of the amount ultimately to be realized.

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

    Chartwell also entered into a management services agreement with HMA beginning August 1, 2000 to provide certain management services for certain operating assets of the Related Party while negotiating the acquisition of those assets. One site remains managed under this agreement as of March 31, 2002.

    Chartwell has non-interest bearing borrowings and advances with HMA based on working capital needs through the transition of the purchased entities. As of March 31, 2002, Chartwell had a net receivable of approximately $4.8 million.

5.  BUSINESS COMBINATIONS AND JOINT VENTURES

ACQUISITIONS AND JOINT VENTURES FOR THE FISCAL YEAR ENDING MARCH 31, 2002

ACQUISITIONS

    On October 19, 2001, the Company signed a definitive merger agreement to acquire TLCS, a publicly traded Company, headquartered in Lake Success, New York. This agreement superceded an earlier agreement between the parties dated August 28, 2001. Under the merger agreement, the Company made an all cash tender offer, wherein TLCS shareholders received $1.00 per share for TLCS' common stock. The tender offer commenced October 30, 2001 and expired November 27, 2001. At the end of the tender offer, approximately 10.4 million shares ("Shares") or approximately 87.8% of the outstanding shares of TLCS were tendered.

    Under the merger agreement, on December 12, 2001 we exercised our option to acquire from TLCS an additional 2.8 million shares of its common stock at an exercise price of $1.00 per share. These shares, when added to the Shares previously acquired, gave the Company 13.2 million or approximately 90.17%, of the total outstanding shares of TLCS.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

5.  BUSINESS COMBINATIONS AND JOINT VENTURES (CONTINUED)

    Further, the Company finalized the legal merger with TLCS and a wholly owned subsidiary of ours on February 14, 2002. In connection with the Merger, we have acquired and cancelled a total of 14.5 million or 99.3% of the outstanding TLCS shares. TLCS' stock is no longer registered and is no longer publicly traded. We accounted for the TLCS acquisition under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). The Company acquired the stock of TLCS for aggregate consideration of approximately $156.0 million, which consists of the following (in thousands):

Purchase of 14,619,653 shares (100%) at $1.00 per share.....  $ 14,620
Transaction costs...........................................     2,929
Vested options and warrants.................................     2,609
                                                              --------
Adjusted purchase price.....................................    20,158
Add: Net liabilities assumed in acquisition.................   135,800
                                                              --------
Goodwill....................................................  $155,958
                                                              ========

    Refer to Note 6 (c), Asset Impairment Write-offs, which outlines the impairment of TLCS goodwill subsequent to acquisition.

    A condensed summary of the net liabilities acquired in the TLCS acquisition is as follows:

Current assets..............................................  $ 46,906
Non current assets..........................................    16,854
                                                              --------
Goodwill and other intangibles..............................    63,760
Current liabilities.........................................   146,126
Non current liabilities.....................................    53,434
                                                              --------
Net liabilities assumed in acquisition......................  $135,800
                                                              ========

    The following pro forma information gives effect to the acquisition of TLCS as if such transaction had occurred at April 1, 2000 (unaudited, in thousands except per share amounts):

YEAR ENDED MARCH 31,                                      2002        2001
--------------------                                    ---------   ---------
Net sales.............................................  $ 372,645   $ 328,086
Operating Costs and expenses..........................  $ 725,094   $ 601,011
Amortization of goodwill..............................  $  15,135   $  15,135
Net loss from continuing operations...................  $(397,053)  $(288,567)
Net loss from continuing operations per share.........  $   (2.72)  $   (3.63)

    On August 6, 2001, the Company acquired Chartwell Diversified
Services, Inc. ("Chartwell"). Donald Ayers, a member of the Company's board of directors was an indirect shareholder of Chartwell. Under the plan of merger, the Chartwell shareholders received 500 thousand shares of a newly created redeemable preferred stock of the Company ("Preferred Stock"). The Chartwell shareholders also received warrants (the "Chartwell Warrants") to purchase up to 20 million shares of the Company's common stock exercisable over 5 years with a limit of 4 million per year at a strike price $4.00 per

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

5. BUSINESS COMBINATIONS AND JOINT VENTURES (CONTINUED) share. Each share of Preferred Stock was automatically converted into 100 shares of the Company's common stock, when, on December 27, 2001, the Company's shareholders approved the issuance of the 70 million shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Chartwell Warrants.

    The Company accounted for the Chartwell Acquisition under the provisions of SFAS 141. Accordingly, Chartwell's assets and liabilities were recorded at their initial estimated fair market value, less certain adjustments, as of the date of the Chartwell acquisition. The following table summarizes the acquisition of the Chartwell (in thousands):

Redeemable preferred stock..................................  $67,825
Warrants....................................................    1,001
Acquisition costs...........................................      678
                                                              -------
Adjusted purchase price.....................................   69,504
Add: Net liabilities assumed at acquisition.................   16,434
                                                              -------
Goodwill....................................................  $85,938
                                                              =======

    The following pro forma information gives effect to the acquisition of Chartwell as if such transaction had occurred at April 1, 2000 (unaudited, in thousands except per share amounts):

YEAR ENDED MARCH 31,                                      2002        2001
--------------------                                    ---------   ---------
Net sales.............................................  $ 242,841   $ 153,829
Costs and expenses....................................  $ 570,943   $ 426,953
Amortization of goodwill..............................  $   8,538   $   8,538
Net loss from continuing operations...................  $(356,729)  $(286,068)
Net loss from continuing operations per share.........  $   (2.44)  $   (2.13)

    On March 27, 2002, we formed a new subsidiary, American Reimbursement, LLC, a Delaware limited liability company ("American Reimbursement"). American Reimbursement was formed to purchase and hold certain accounts receivable from various entities. Pursuant to certain agreements by and between American Reimbursement and the Company, at the discretion of the Company, those accounts receivable can be pledged or otherwise made available for the benefit of PIBL as necessary to fulfill Med's obligations to PIBL pursuant to the Debentures. In August of 2002, PIBL, as agent for the Debenture Holders, has accepted these accounts receivable as part of the collateral securing amended and restated debentures.

    On March 29, 2002, American Reimbursement entered into five separate Receivables Purchase Agreements to purchase, upon collection of cash, a total of approximately $100 million of medical accounts receivables. The Company also entered into five separate Continuing Guaranties with each of the accounts receivables sellers pursuant to which the Company has agreed to guarantee American Reimbursement's purchase obligations under the Receivable Purchase Agreements. As set forth in the Security Agreement entered into by and between the Company and American Reimbursement, dated as of March 29, 2002, and the Assumption and Indemnification Agreement entered into by and between the Company and American Reimbursement, dated as of March 29, 2002, the Company entered into

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

5.  BUSINESS COMBINATIONS AND JOINT VENTURES (CONTINUED)
such Continuing Guaranties in exchange for American Reimbursement's agreement to assume and indemnify the Company against obligations the Company may have to
PIBL or its affiliates under the Debentures or otherwise.   American
Reimbursement's indemnification obligations under the Assumption and Indemnification Agreement expired effective on June 26, 2002. PIBL is not a party to these above-mentioned agreements. However, as noted above, PIBL agreed to accept the medical accounts receivables held by American Reimbursement as part of the collateral securing the amended debentures.

JOINT VENTURES

    As a result of the Chartwell merger, in August 2001, the Company has investments in nine joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company's ownership in the joint ventures includes: one with 80% interest which is consolidated, one with 45% interest and seven with 50% interest accounted for on the equity basis of accounting. In addition, the Company provides various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years.

    A condensed balance sheet at March 31, 2002 and a condensed statement of operations of the joint ventures accounted for on the equity method for the period from August 6, 2001 through March 31, 2002 are as follows (in thousands):

CONDENSED COMBINED BALANCE SHEET

Current assets..............................................  $22,677
Non current assets..........................................    5,313
                                                              -------
                                                              $27,990
                                                              =======
Current liabilities.........................................  $ 6,051
Non current liabilities.....................................      429
Members equity:
Company.....................................................   10,246
Other members...............................................   11,264
                                                              -------
                                                              $27,990
                                                              =======

CONDENSED COMBINED STATEMENT OF OPERATIONS

Revenues....................................................  $46,990
Expenses....................................................   40,534
                                                              -------
                                                                6,456
Net income allocated to other members.......................    3,447
                                                              -------
Net income..................................................  $ 3,009
                                                              =======

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

5.  BUSINESS COMBINATIONS AND JOINT VENTURES (CONTINUED)

ACQUISITIONS FOR THE FISCAL YEAR ENDING MARCH 31, 2001

    On May 5, 2000, the Company consummated the agreement dated April 18, 2000 with Illumea Corporation (Illumea) to acquire Illumea in exchange for approximately $10.6 million in stock and cash. Illumea developed and marketed Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. FiberPix (now known as MedMicroscopy), Illumea's core application, enables multiple simultaneous users to view and interact with a microscope's high fidelity images in real time over the Internet. This acquisition was accounted for as a purchase. As a result of this acquisition the Company recorded approximately $10.2 million in goodwill. During fiscal 2002 and 2001, the Company has recorded an asset impairment write-down (SEE Note 6) of approximately $3.4 and $5.0 million, respectively.

    On June 6, 2000, the Company consummated the agreement to acquire VidiMedix Corporation for approximately $6.2 million in debt and liabilities. VidiMedix provided network medicine solutions that enable physicians to deliver remote examination, diagnosis, that allows for secure, private and collaborative interactions and treatment to patients using advanced Internet and Web technologies. This acquisition has been accounted for as a purchase. In November, 2000 the Company entered into an agreement with eight of the fourteen prior VidiMedix shareholders to issue approximately $3.4 million in shares of our common stock to satisfy the earn out provisions in the purchase agreement. As discussed in Note 6 the entire amount of goodwill amounting to $3.7 million arising from this transaction has been impaired and written off during fiscal year ending March 31, 2002. The following pro forma information for the fiscal year ended March 31, 2000, details the effect of the acquisition of VidiMedix as if this transaction had occurred at April 1, 1999 (unaudited and in thousands except for per share amounts):

Net sales...................................................  $  2,241
Costs and expenses..........................................  $ 13,101
Amortization of goodwill....................................  $    468
Net loss....................................................  $(12,495)
Net loss per share..........................................  $   (.22)

    On June 16, 2000, the Company acquired Resource Healthcare (Resource) for approximately $1.5 million in cash and $1 million in common stock (113 thousand shares). In addition the Company has committed to issue additional common stock with a value of $500 thousand as an earn out payment based on Resource achieving pre-determined earning targets over the next fiscal year. Resource provides pharmaceutical and infusion services to long-term care, assisted living and residential care facilities throughout Nevada. Services offered by Resource include consulting, training, billing, supplies management and facility systems development. This acquisition has been accounted for as a purchase.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

5.  BUSINESS COMBINATIONS AND JOINT VENTURES (CONTINUED)
    The following table details the allocation of the purchase price of these acquisitions (in thousands):

                                             ILLUMEA    VIDIMEDIX   RESOURCE
                                             --------   ---------   ---------
Purchase price.............................  $10,506     $8,287      $2,804
Less: Assets acquired less liabilities
  assumed..................................     (335)     2,561         150
                                             -------     ------      ------
Goodwill recorded at acquisition...........   10,171     10,848       2,954
Amortization of goodwill...................   (1,963)    (1,762)       (347)
Asset impairment...........................   (8,208)    (7,987)         --
Expiration of warrants.....................       --     (1,099)         --
                                             -------     ------      ------
Goodwill at March 31, 2002 after adjustment
  for impairment and amortization..........  $    --     $   --      $2,607
                                             =======     ======      ======

ACQUISITIONS AND JOINT VENTURES FOR MARCH 31, 2000

PREFERRED PROVIDER AGREEMENT WITH NATIONAL CENTURY FINANCIAL ENTERPRISES
  ("NCFE")

    On February 2, 2000, the Company entered into a seven year Preferred Provider Agreement with NCFE to provide its services and software solutions and to have exclusive marketing access to all of NCFE's clients for the provision of the Company ("s) products. In addition, the agreement provides for a proprietary Master Portal wherein all of NCFE's and the Company ("s) products and services will be marketed and sold to NCFE's and the Company's customers. The Company will receive fees for its services based on agreed upon fee schedules and negotiated project fees. The components of the assets valued were based on their related revenue streams and were recorded by the Company's at approximately $67.5 million for NCFE to use our technology and $36.1 million for the NCFE distribution channel. In September 2000, the Company amended its Preferred Provider Agreement extending the term of the Preferred Provider Agreement to a 21-year term. The Company obtained access to NCFE customers on July 28, 2000. On that date, the Company completed Phase 1 of the joint portal to market its products to NCFE clients and other potential clients visiting the web site. The portion of the portal planned to be implemented for NCFE to manage its clients on line was completed during fiscal 2002. The Company has not generated any revenue as originally anticipated from this deferred contract asset. As a result of these events, and the fact that the Company no longer believes that the original interactive connectivity between NCFE and its clients can be achieved, the Company reevaluated these assets and reflected an impairment loss to write-off the deferred contract asset and reduced the distribution channel asset (SEE Note 6). In fiscal 2001, the Company wrote off $31.1 million and
$67.5 million associated with the distribution channel and deferred contract respectively. In fiscal 2002, the company reserved the remaining unamortized distribution channel balance of $2.3 million.

ACQUISITION OF VIRTX, INC.

    On February 29, 2000, we consummated an agreement dated February 21, 2000 to acquire privately held VirTx, Inc., a provider of secure collaborative medical networks that are able to support the implementation of multimedia telemedicine, telehealth, and telescience collaboration. In connection with the transaction, the Company issued approximately 1.9 million shares of its common stock to the VirTx shareholders and may issue additional shares pursuant to an earn-out arrangement. This

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

5. BUSINESS COMBINATIONS AND JOINT VENTURES (CONTINUED) transaction has been accounted for as a purchase resulting in approximately
$31 million of goodwill. The following table details the allocation of the VirTx purchase price (in thousands):

Purchase price..............................................  $30,182
Acquisition costs...........................................       35
                                                              -------
Adjusted purchase price.....................................   30,217
Add: Excess of liabilities assumed over assets acquired.....      773
                                                              -------
Goodwill....................................................  $30,990
                                                              =======

    As a result of our review of the operations of VirTx, during fiscal 2001 we wrote off $26 million of unamortized goodwill relating to this acquisition.

    The following pro forma information gives effect to the acquisition of VirTx as if such transaction had occurred at April 1, 1999 (unaudited, in thousands except per share amounts):

                                                                YEAR ENDED
                                                              MARCH 31, 2000
                                                              --------------
Net sales...................................................     $  1,699
Costs and expenses..........................................     $ 11,336
Amortization of goodwill....................................     $    736
Net loss....................................................     $(11,095)
Net loss per share..........................................     $  (0.20)

ACQUISITION OF SOFTWARE LICENSE AND JOINT VENTURE WITH QUANTUM DIGITAL SOLUTIONS
  CORPORATION

    On March 18, 2000, the Company acquired an exclusive 10-year license, with an option to extend another 20 years, from Quantum Digital Solutions Corporation ("Quantum Digital") for application of their security encryption and data scrambling technology. The Company intends to include the security technology into its application services and will seek to develop a separate subsidiary ("Securus") that will focus on selling security solutions to the healthcare industry. At March 31, 2000, the Company had reflected approximately
$29.1 million on the consolidated balance sheet which represented $25 million for the value of the shares issued to obtain the option to acquire equity in Quantum Digital, $750 thousand paid upon partial exercise of the option to acquire equity interest and approximately $3.3 million in present value of the lease commitment made by the Company for the acquisition of the option. At the end of the fiscal year ended March 31, 2001, the expected product had not been completed. As a result, management revised its analysis on the value of the Quantum Digital investment, determining that the value of Quantum Digital's common stock was permanently impaired. As a result, we have recorded asset impairment charges of $2.8 million and $27 million during fiscal years 2002 and 2001, respectively.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

5.  BUSINESS COMBINATIONS AND JOINT VENTURES (CONTINUED)
OTHER BUSINESS AGREEMENTS

PRIMERX.COM

    Effective April 12, 2000, the Company acquired a 29% interest in PrimeRx.com, Inc. ("PrimeRx") and entered into a 30-year management agreement and a preferred provider agreement with PrimeRx. PrimeRx offers a variety of managed care pharmacy services. PrimeRx's customers include physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. The agreement gave full control over PrimeRx operations to the Company. Accordingly, the Company has consolidated the operations of PrimeRx for the year ended March 31, 2001. The following pro forma information for the fiscal year ended March 31, 2000, gives effect to the consolidation of PrimeRx as if such transaction had occurred at April 1, 1999 (unaudited in thousands except per share amount):

Net sales...................................................  $ 52,743
Costs and expenses..........................................  $ 62,465
Amortization of goodwill....................................  $  1,720
Net loss....................................................  $(13,151)
Net loss per share..........................................  $   (.23)

6.  ASSET IMPAIRMENT WRITE-OFFS

    During the years ended March 31, 2002 and 2001, the Company incurred asset impairment charges as follows:

                                                          YEAR ENDING MARCH 31,
                                                             (IN THOUSANDS)
                                                          ---------------------
                                                            2002        2001
                                                          ---------   ---------
NCFE:
  Deferred contract (c).................................  $     --    $ 67,500
  Distribution channel (c)..............................        --      31,100
TLCS (d)................................................   155,958          --
Quantum Digital Solutions (b)...........................     2,800      27,000
Prime Rx (e)............................................        --      40,600
Distance Medicine (f)...................................     7,166      34,834
MedPractice and MedCommerce (a).........................     9,169          --
                                                          --------    --------
                                                          $175,093    $201,034
                                                          ========    ========

(a) MEDPRACTICE AND MEDCOMMERCE SOFTWARE DEVELOPMENT COSTS

    The Company has experienced lower than anticipated revenue growth in relation to the development of MedPractice and MedCommerce Software. Based upon deficient revenue coupled with lack of capital infusion and the Company's strategic decision to allocate its resources into profitable product lines, the Company decided to abandon these projects. The Company recorded an impairment

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

6.  ASSET IMPAIRMENT WRITE-OFFS (CONTINUED)
loss of $9.2 million during the fiscal year ended March 31, 2002 for the write-down of software development costs related to the MedPractice and MedCommerce product.

(b) INVESTMENT IN AND TECHNOLOGY LICENSE OF QUANTUM DIGITAL SOLUTIONS

    At the end of fiscal year 2000, the Company acquired an option to purchase 15% of Quantum Digital Solutions Corporation ("Quantum"), a company that had security encryption and data scrambling technology. In addition, we entered into a 10-year license with Quantum to include the security technology into the Company's application services. As of March 31, 2001, the expected product had not been completed. As a result of this delay and the sudden decrease in market valuations of technology companies, management revised its analysis on the value of the Quantum investment. As a result, during the fourth quarter of fiscal year 2001, the Company recorded an asset impairment charge of $27.0 million.

    As a result of continued delays in the progress of the QDS product's marketability, the Company's reduced commitment to product development and the decrease in market valuations of technology companies, management revised its analysis of its' investment in QDS. During the fiscal year ended March 31, 2002, the Company recorded an impairment loss of $2.8 million for the write-down of the recorded license.

(c) NCFE DEFERRED CONTRACT AND DISTRIBUTION CHANNEL

    In the year ended March 31, 2000, the Company entered into a preferred provider agreement with NCFE that resulted in recording intangible assets of approximately $104 million consisting of $36.1 million in distribution channel and $67.5 million in deferred contract. The agreement included the development of a joint portal from which various products and services of both companies could be marketed. In July 2000, the Company completed the joint portal and began marketing its products. Under our original agreement with NCFE, we were to generate revenues from the portal from both a flat fee for every doctor that signed up to transact business with NCFE through the portal and through receiving a percentage of the receivables under NCFE management from clients transacting over the portal. Because of the problems encountered, we delayed final development on the portal for NCFE. Accordingly, the Company wrote-off the deferred contract asset of $67.5 million and wrote-down the value of the distribution channel by $31.1 million during the fiscal year ended March 31, 2001.

(d) TENDER LOVING CARE HEALTH CARE SERVICES

    The operations of TLCS, acquired in November 2001, have not performed as originally anticipated. As a result, we have made changes in the existing management of TLCS, re-evaluated the operations as well as the recoverability of certain trade receivables and made significant reductions in the administrative work force. Following these actions, new projections were prepared. Based on discounted net cash flows, we wrote off goodwill on TLCS of $156 million as an impaired asset.

(e) PRIMERX

    The operations of PrimeRx have not performed as originally anticipated. As a result, the Company changed the existing management of PrimeRx and engaged TegRx, a pharmacy management company

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

6.  ASSET IMPAIRMENT WRITE-OFFS (CONTINUED)
(see notes 5 and 11), to manage and evaluate the operations of PrimeRx. Based on the decision to close additional pharmacies, new projections were prepared. Based on discounted net cash flows, the Company wrote off the remaining goodwill on PrimeRx of $40.6 million.

(f) DISTANCE MEDICINE DIVISION

    During the last quarter of the year ended March 31, 2000 and the first quarter of the year ended March 31, 2001, the Company acquired three companies in the distance medicine field that were newly developed or in the final development stages. These companies were VirTx, Inc. acquired in February 2001, Illumea Corporation acquired in May 2000 and VidiMedix acquired in June 2000. The products developed in these businesses had either been recently released or were anticipated to be released by the end of our fiscal year 2001 or the beginning of our first quarter of fiscal year 2002. Subsequent to December 2000, our ability to allocate funds for continued development and marketing of the products and businesses became more difficult because of the Company's cash flow problems and the Company's anticipated financing plans in the last quarter of fiscal 2001 did not come to fruition. As a result, during fiscal year 2001 the Company has reflected a total asset impairment charge reducing goodwill by $34.8 million on these acquisitions, consisting of $26 million write-off of VirTx goodwill, $5 million write-off of Illumea goodwill and $3.8 million write-off of VidiMedix goodwill. During the fiscal year 2002, the Company recorded an impairment loss of $7.2 million on the unamortized balance of goodwill related to these companies.

7.  PROPERTY AND EQUIPMENT

    Property and equipment at March 31, 2002 and 2001 consisted of the following (in thousands):

                                                               2002       2001
                                                             --------   --------
Land and building..........................................  $    11     $   --
Leasehold improvements.....................................      792         --
Computer equipment.........................................   14,428      3,172
Office equipment, furniture and fixtures...................    2,908      3,322
Medical rental equipment...................................    3,038         --
Automobiles................................................      374         52
                                                             -------     ------
                                                              21,551      6,546
Less accumulated depreciation..............................   (3,361)      (869)
                                                             -------     ------
Property and equipment, net................................  $18,190     $5,677
                                                             =======     ======

    Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to $3.6 million, $2.0 million and $73 thousand, respectively.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

8.  FINANCING ARRANGEMENTS

    Indebtedness at March 31, 2002 and 2001 consists of the following, (in thousands):

                                                            2002        2001
                                                          ---------   --------
Borrowings under credit facility (a)....................  $ 106,111   $ 2,904
Notes payable related to acquisitions (b)...............      3,325        --
Term Notes (c)..........................................     28,679     5,424
Convertible debentures (e)..............................     70,000        --
Other notes payable (d).................................     12,077       220
                                                          ---------   -------
Total...................................................    220,192     8,548
Less current portion....................................   (121,571)   (5,288)
                                                          ---------   -------
                                                             98,621     3,260
Market premium on term notes............................        846        --
                                                          ---------   -------
Long-term portion of debt...............................  $  99,467   $ 3,260
                                                          =========   =======

    Repayments of long-term debt at March 31, 2002 are due as follows:

YEARS ENDING MARCH
------------------
  2003......................................................  $121,571
  2004......................................................    39,701
  2005......................................................    47,385
  2006......................................................     7,372
  2007......................................................     2,738
  Thereafter................................................     1,425
                                                              --------
  Total.....................................................  $220,192
                                                              ========

(a) The Company finances its operations through an accounts receivable purchase program with National Premier Financial Services, Inc., and other subsidiaries of National Century Financial Enterprises, Inc. ("NCFE"). As of March 31, 2002, NCFE and its affiliates own approximately 33% of our common stock. The Company is charged financing costs ranging from prime plus three percent (3%) to 12.9% on outstanding funding balances. The financing agreement provides for the financial institution to finance receivables up to specified aggregate limits so long as the receivables meet certain qualitative and quantitative criteria and the Company is in compliance with the terms of the agreement. At March 31, 2002, the unpaid balance was approximately $106.1 million and is included in related party debt in the consolidated balance sheet. During the fiscal year ended
March 31, 2002 financing costs under these agreements amounted to $6.3 million. The TLCS financing agreement contains certain covenants under which TLCS is currently in breach. TLCS has obtained all necessary waivers from the financing facility on those covenants through December 31, 2002. If the financing facility does not continue to provide financing, TLCS would not have sufficient cash to support its current level of operations. Under the terms of the agreement, the Company continues to bill customers, collect receipts and process the related accounts receivable.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

8.  FINANCING ARRANGEMENTS (CONTINUED)
(b) At March 31, 2002, the Company had an aggregate outstanding balance of notes payable related to acquisitions of $3.3 million. The notes payable bear annual interest from 7.50% to 10% and have maturity dates through September 2010.

(c) At March 31, 2002, the Company has three unsecured notes payable to entities affiliated with NCFE totaling $28.7 million. The notes are payable in sixty monthly installments ranging from $116,272 to $313,937 starting on October 1, 2001. Interest accrues from the note date. Interest ranges from 9% to 12.98% per annum and is included in the monthly payments. The notes mature on September 2006. The Company has a right to offset against the payment of principal and interest all amounts either advanced or paid on behalf of the NCFE affiliates.

(d) At March 31, 2002, the Company had $8.5 million in various term notes due to affiliates of NCFE. On December 5, 2001, the Company entered into a Promissory Note and Stock Pledge Agreement with NCFE in the amount of $4 million. The Promissory Note, as amended, carries an interest rate of 14% per annum with interest payments beginning in August 2002 until maturity. Principal is due and payable on June 30, 2003. The Company accrued interest expense related to this note payable in the amount of approximately $283 thousand for the period ended March 31, 2002. The Company also had a $2.3 million promissory note payable to NCFE, which bears interest at the rate of 10% per annum. The entire principal amount of the note together with all accrued unpaid interest, as amended, is due on December 31, 2002. There is no prepayment penalty on the note. The Company accrued interest expense related to this note payable in the amount of approximately $190 thousand for the twelve months ended March 31, 2002. Additionally, the Company has various term notes with NCFE totaling
$2.2 million at March 31, 2002. These notes have interest rates of 8% to 14%. Additionally at March 31, 2002, the Company had an outstanding balance on various miscellaneous term notes totaling $3.6 million. These notes were made at interest rates ranging from 8% to 10% and had expiration dates ranging from 2003 through 2005.

(e) FINANCING ARRANGEMENTS WITH SOCIETE FINANCIERE DU SEUJET LIMITED AND ITS AFFILIATES

    On August 18, 2001, we executed a Securities Purchase Agreement as well as a Debenture and Equity Agreement with Societe Financiere du Seujet Limited ("SFSL"), both for up to $83 million financing and $54 million in debenture financing, respectively. In August 2002, in conjunction with the Company's
$70 million debenture refinancing, these agreements were terminated.

    Apart from and in addition to, the foregoing SFSL agreements, the Company entered into a series of ten (10) Short Form Convertible Debentures, dated September 5, 2001 (some of which were amended as of September 10, 2001), with Societe Financiere or its affiliate, Sangate Enterprises, Inc. On October 1, 2001, a total of $40 million was funded and 13.2 million shares of our Common Stock were pledged and were issuable in satisfaction of these debentures. The funds were raised principally to fund the planned acquisition of TLCS. On December 31, 2001, these debentures were paid off and the pledged shares were released. Societe Financiere received a cash commission of $2.4 million and 1 million shares of our common stock for services rendered in this transaction.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

8.  FINANCING ARRANGEMENTS (CONTINUED)
CONVERTIBLE DEBENTURES AND DEBENTURES ISSUED TO PRIVATE INVESTMENT BANK OR ITS AFFILIATES

    In December 2001, we entered into a series of five (5) short form convertible debentures with PIBL. The short form debentures provided for an aggregate of up to $85.0 million in financing as summarized below:

                                                               SHARES OF OUR COMMON STOCK
DEBENTURE NO.                     AMOUNT                     SUBJECT TO PLEDGE AND ISSUANCE
-------------       ----------------------------------       ------------------------------
      1             $25,000,000                                          8,250,000
      2             $15,000,000                                          4,950,000
      3             $5,000,000 up to $20,000,000
      4             $12,500,000
      5             $12,500,000

    Each of the debentures provides for the following terms: (a) a stated interest rate of seven percent (7%) per annum, payable at maturity, (b) a maturity date of June 28, 2002 (refinanced August 2002, see Note 3 Subsequent Events Financing Arrangements) and (c) collateral in the form of our U.S. Government Medical gross accounts receivable in the amount of approximately one hundred forty percent (140%) of the total amount funded.

    Debentures 1 and 2 provide that such debentures are convertible at the option of PIBL at any time after January 1, 2002 by PIBL or its designee, for the number of shares of our common stock pledged as collateral under each debenture. We may pre-pay these obligations in full without penalty at any time prior to maturity or conversion. Debentures 3, 4 and 5 can be pre-paid prior to maturity, without penalty, upon giving PIBL written notice 14 days in advance of payment, but in any case not before March 31, 2002. This financing replaces and supercedes our September 5, 2001 financing arrangement with SFSL.

    On December 31, 2001, debentures 1 and 2 were funded for a total of $40 million and accordingly, the above-referenced shares in the aggregate amount of 13.2 million shares were pledged to PIBL as collateral for the repayment of debentures 1 and 2 and are issuable at the discretion of PIBL in satisfaction of these debentures. In connection with the funding of debentures 1 and 2, we entered into a Commission Agreement with SFSL pursuant to which, as consideration for arranging the financing, we provided SFSL with a commission of $680,000 and 2 million shares of our common stock. The proceeds of debentures 1 and 2 were used to retire certain of our outstanding debentures with SFSL with a maturity date of December 20, 2001.

    On December 28, 2001, debentures 3, 4 and 5 were funded for a total of $30 million. In connection with funding of debentures 3, 4 and 5, we entered into a Commission Agreement pursuant to which, as consideration for arranging for the financing, we provided SFSL with a commission of $2.7 million, 3 million shares of our common stock and a warrant to purchase an additional
2 million shares of our common stock at a purchase price of $4.20 per share. Additionally, 10 million shares of our common stock were pledged to SFSL as collateral for the December 28, 2002 funding with SFSL. SFSL has the unilateral right to purchase bondholder position for the conversion rights of the 10 million shares at $3.00 per share.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

8.  FINANCING ARRANGEMENTS (CONTINUED)
    In December 2001, we entered into a bond financing agreement with SFSL with respect to the issuance of bonds over the next 12 months with a minimum commitment of $300 million to a maximum of $1 billion. The bonds are to be secured against our gross revenue accounts receivable (as defined in the bond financing agreement). The bonds have a stated interest rate of seven percent (7%) per annum and a maturity date of three years (3) from date of issue. Other terms and conditions pertaining to the sale of these bonds include the following: (a) the collateral must be equal to at least one hundred fifty percent (150%) of all outstanding bonds and (b) the collateral cannot be less than fifty percent (50%) government obligations and not less than ninety percent (90%) government and private insurance company receivables. Additional conditions include that we satisfy our outstanding accounts receivable financing obligations to NCFE and retain our current chairman and chief executive officer, Frank P. Magliochetti, Jr. With respect to satisfaction of our obligations to NCFE, we can only access the bond financing if our debt to NCFE is paid in full or we reach a settlement with them which will release all claims and obligations between us. Currently, our outstanding debt to NCFE and subsidiaries totals approximately $114.6 million. If our current chairman and chief executive officer were to leave for any reason, the bonds would be immediately callable. We have the right to extend the maturity date for an additional two (2) years with a one half percent (.5%) increase in the interest rate. In connection with this agreement, we have agreed to provide SFSL with a cash commission of 5.5% of the amount of any bond financing we receive. As of March 31, 2002, we have not issued any bonds nor pledged any of our receivables under this arrangement. In August 2002, in conjunction with the Company's $70 million debenture refinancing, this bond financing agreement was terminated.

9.  LEASE COMMITMENTS

    At March 31, 2002, the Company had capital lease agreements for computers and other equipment through December 2004. The Company's capital lease obligations includes a six-year lease agreement in the amount of $3.3 million which requires average monthly installments of $239 thousand through December 2003 and $183 thousand per month, thereafter. The net aggregate carrying value of the assets under capital leases was approximately
$9.5 million and $10.2 million at March 31, 2002 and 2001, respectively, and such amounts are included in Fixed Assets.

    As of March 31, 2002, the Company had operating lease obligations for office space in 26 states and the District of Columbia, expiring at various dates through 2009. Rent expense reflected in the Company's statement of operations totaled $4.5 million, $2.3 million and $553 thousand for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

9.  LEASE COMMITMENTS (CONTINUED)
    Future minimum lease payments is as follows (in thousands):

YEAR ENDING MARCH 31:                              OPERATING LEASES   CAPITAL LEASES
---------------------                              ----------------   --------------
2003.............................................       $ 8,666           $2,012
2004.............................................         7,686            1,696
2005.............................................         6,028            1,096
2006.............................................         3,299               85
2007.............................................         1,462               52
Thereafter.......................................         1,684               --
                                                        -------           ------
Total............................................       $28,825           $4,941
                                                        =======           ======

10.  DISCONTINUED OPERATIONS

    The results of discontinued operations presented in the accompanying consolidated financial statements relate to the operations of our wholly owned subsidiary, e-Net Technology Ltd. which is located in the U.K. On June 15, 2001, e-Net voluntarily filed for receivership.

    The net sales, expenses, net assets and net liabilities of e-Net have been included in our consolidated financial statements under discontinued operations, since these operations represented 100% of our product business segment and contributed less than 1% to any other business segment. The condensed financial information included herein provides the components comprising the results from discontinued operations (in thousands):

                                                       FOR THE YEARS ENDED
                                                            MARCH 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
Net sales.......................................  $ 3,005    $ 37,857   $45,043
  Total costs and expenses......................    6,357      54,122    44,784
                                                  -------    --------   -------
Operating income (loss) from discontinued
  operations....................................   (3,352)    (16,265)      259
Interest and taxes..............................       31         170       603
                                                  -------    --------   -------
Net loss from discontinued operations...........  $(3,383)   $(16,435)  $  (344)
                                                  =======    ========   =======

    The following is a condensed balance sheet for e-Net (in thousands):

                                                                   MARCH 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Total Assets................................................   $2,314     $9,340
                                                               ======     ======
Total Liabilities...........................................   11,222     14,904
                                                               ------     ------
Stockholders' equity........................................   (8,908)    (5,564)
                                                               ------     ------
Total Liabilities and stockholders' deficit.................   $2,314     $9,340
                                                               ======     ======

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

11.  RELATED PARTY TRANSACTIONS

    In addition to items previously described in the accompanying consolidated financial statements, the following summarizes the Company's transactions with related parties.

    During June 2001, the Company issued 1 million shares to Quantum Digital Solutions Corporation to satisfy its existing and future obligations through March 31, 2002 for capital contributions related to its joint venture.

    Prior to our acquisition of Chartwell Diversified Services, Inc. (CDSI), in August 2001 and through December 2001, the Chartwell Management Company, Inc.
(CMC), a wholly owned subsidiary of CDSI, provided unsecured lines of credit totaling $250 thousand and drawn in the amounts of $183 thousand for ZestStar Healthcare, LLC ("ZestStar"), $50 thousand for Custom Compounding Centers of Western PA, LLC ("CCC") and $17 thousand to Horizon Quest (HQ). In addition, CMC paid $128 thousand and $122 thousand ($250,000 in total) for the right of first refusal to acquire interests in ZestStar and CCC, respectively. HQ is a marketing management business of which Kim Jacobs, CMC's President owned 65% and Frank P. Magliochetti, Jr., our Chief Executive Officer owned 35% through January 13, 2002. As of January 14, 2002, Mr. Jacobs owns 100% of HQ. ZestStar is a pharmacy compounding business, of which Frank P. Magliochetti, Jr., our Chief Executive Officer, owns 16.5%, and Kim Jacobs, who is the President of CMC, owns 30.6%. CCC, is a pharmacy compounding business, of which Frank P. Magliochetti, Jr., our Chief Executive Officer, owns 12%, and Kim Jacobs, who is the President of CMC, owns 48%. Prior to September 2001, Mr. Jacobs also served as Chief Operating Officer of CDSI. The investments in ZestStar and CCC have been determined to be impaired and, accordingly, $473 thousand was written off as of March 31, 2002.

    On December 24, 2001, we entered into a Consulting and Advisory Agreement with Wilson Associates, G.P. ("Wilson"). Wilson is a founder of the Company and formerly a significant shareholder of the Company. We agreed to issue
1.9 million shares of our common stock, in consideration for general business consulting services rendered by Wilson (such shares have not been issued). In connection with this transaction, Wilson was an "accredited investor" and executed a standard investment representation letter. Wilson was provided with full disclosure regarding our company. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent. We relied on Section 4(2) of the Securities Act.

    On March 6, 2001, prior to the merger with Chartwell, the Company entered into a Management Services (Loan Out) Agreement with TegRx Pharmacy Management Company ("TegRx") during the fiscal year ended March 31, 2001. TegRx is majority owned by our Chairman and Chief Executive Officer. Under the agreement, TegRx was to have been paid a management fee of the greater of $200 thousand per month or 40% of earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") of the Prime Rx and Resource Pharmacies for the previous month. During the fiscal year ended March 31, 2002, the Company incurred
$1.9 million in expense under this agreement. We have since restructured this arrangement with TegRx. Pursuant to an approval of the uninterested members of our board of directors, we are obligated to pay TegRx $50 thousand per month for the next 4 years. Additionally, we are obligated to issue options to purchase
3 million shares of the Company's common stock to TegRx, with a stike price of ten cents ($0.10). TegRx may exercise such options subsequent to their grant at any time during the next 10 years.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

11.  RELATED PARTY TRANSACTIONS (CONTINUED)
    TEGCO Investments LLC ("TegCo") is a wholly-owned subsidiary of TegRx. Effective June 28, 2002, TegCo purchased $12.5 million worth of convertible subordinated debentures from Private Investment Bank, Ltd. ("PIBL") in connection with the refinancing of the $70 million worth of convertible subordinated debentures that had been outstanding to PIBL from us as of that time, see Note 3. The debentures held by TegCo are subordinated to our obligations to PIBL and the debentures still held by PIBL after the refinancing and is due on June 29, 2004.

    AMERICAN REIMBURSEMENT, LLC: On March 29, 2002, we organized a new, 99% owned subsidiary, American Reimbursement, LLC, for the purpose of acquiring and servicing a designated pool of medical accounts receivable. This newly created subsidiary agreed to purchase more than $100 million of receivables from five sellers and is issuing promissory notes to the sellers that obligate it to pay the sellers under the notes, only if and to the extent that collections, net of servicing and collection expenses, and bad debt reserves, are realized from the purchased receivables. The promissory notes will each mature three years from their respective date of issuance with an effective interest rate of Libor. Med has agreed to guarantee American Reimbursement's purchase obligations to the sellers in exchange for American Reimbursement's agreement to indemnify Med against any obligations it may have under $70 million of subordinated debentures issued in 2001 by Med to Private Investment Bank Limited ("PIBL"") that were due on June 28, 2002.

    Pursuant to a security agreement, dated as of March 29, 2002, American Reimbursement granted Med a perfected security interest in all of its assets, which consist of the purchased and contributed accounts receivable. The subsidiary's obligations to the sellers of the accounts receivable under the purchase money notes are subordinated and junior in right to its indemnification obligation to Med with respect to the debentures. American Reimbursement's indemnification obligation to Med expired on June 26, 2002. PIBL is not a party to these above-mentioned agreements.

12.  STOCKHOLDERS' EQUITY

    During fiscal 2002, upon approval by our shareholders, we amended our Articles of Incorporation to increase our authorized shares to 400 million shares of $.001 par value common stock. Also, during the year ended March 31, 2002, we issued 500 thousand shares of $.001 par value convertible preferred stock. The preferred stock was converted to 50 million shares of the Company's common stock on December 27, 2001. No preferred shares were outstanding at March 31, 2002 or 2001.

    On August 12, 2000, our board of directors approved the repurchase in the open market of up to 2 million shares of our common stock over an eighteen-month period. During the fiscal year ended March 31, 2002, 273 thousand shares were acquired for approximately $429 thousand and during the fiscal year ended
March 31, 2001, 187 thousand shares were acquired for approximately
$937 thousand. No subsequent repurchases have been made and none are currently contemplated.

13. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS

WARRANTS

    The Company has estimated the fair value of the warrants issued based on the Black-Scholes model which includes the warrant exercise price, the market price of shares on grant date, the weighted

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

13. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS (CONTINUED) average information for risk free interest, expected life of warrant, expected volatility of the Company's stock and expected dividends.

    If the warrants have been issued as compensation for services, the estimated value is set up as equity when granted and expensed when the services are performed and benefit is received. If the warrants have been issued for consideration in an acquisition, the value of the warrants are included in equity at the time of the transaction and included in the purchase price to be allocated. The estimated value for warrants issued in connection with debt financing are recorded in equity and as deferred financing costs when granted. The deferred financing costs are then amortized into expense over the term of the debt.

    Information relating to warrants in 2002, 2001, and 2000 is as follows (in thousands):

                                 MARCH 31, 2002   MARCH 31, 2001   MARCH 31, 2000
                                 --------------   --------------   --------------
Beginning balance..............       9,831            4,968            1,585
Granted........................      43,599            5,374            4,618
Exercised......................          --             (175)          (1,216)
Cancelled/Expired..............      (3,131)            (336)             (19)
                                    -------           ------          -------
Outstanding....................      50,299            9,831            4,968
                                    =======           ======          =======

    During the year ended March 31, 2000, in addition to the warrants issued through the raising of equity financing, the Company issued warrants to purchase 150 thousand shares of common stock at $.01 per share in satisfaction of a $750 thousand note payable. The Company also agreed to issue 50 thousand warrants to purchase 50 thousand shares of common stock at $2.00 per share for professional services rendered. The value of the 50 thousand warrants was approximately $90 thousand and was amortized during the year ended March 31, 2000.

    On February 14, 2001, the Company was ordered to issue a warrant to Sanga International, Inc. by the United States Bankruptcy Court as a result of the final decree on the Sanga International Bankruptcy filing. Per the decree, a warrant to purchase 2 million shares of the Company's common stock at an exercise price of $1.60 was issued. The value of the warrant has been determined using the Black-Scholes method and $1.6 million was reflected in equity and legal expense in the March 31, 2001 consolidated financial statements.

    On February 20, 2001, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with Hoskin International Ltd. In connection with this Agreement, the Company issued to Hoskin a stock purchase warrant to purchase 626 thousand shares of our common stock with an exercise price of $1.9959 per share. This warrant expires February 20, 2006. In addition, the Company issued to Cappello Capital, our financial advisor on this transaction, a stock purchase warrant to purchase 3.l million shares our common stock at an exercise price per share equal to 150% of the lesser of either $1.5967 per share or such lower purchase price as Hoskin subsequently purchases the shares of our common stock pursuant to any draw down under the equity line. The warrant to Cappello expires on February 20, 2011. We have recorded the issuance of these securities as a prepayment of equity financing fees that will be charged directly to additional paid-in-capital. Because the securities are fully vested, and no further performance requirements by Hoskin or Cappello, these

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

13. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS (CONTINUED) securities will be valued based on the Black- Scholes model at the time of grant date in accordance with EITF 96-18. The Company has abandoned the Common Stock Purchase Agreement and Registration Rights Agreement transaction during fiscal 2002 due to numerous differences between the Company, Hoskin International Ltd and Cappello Capital. In March 2002, the Company settled its disputes with Cappello Capital. Under the Cappello settlement the Cappello Capital warrant to purchase 3.1 million shares was cancelled and the Company has issued to Cappello Capital 1.3 million shares of the Company's common stock and a warrant to purchase 1.5 million shares of common stock at $1.50 per share.

    On June 13, 2001, the Company issued to TSI a warrant to purchase
4.8 million shares of its common stock at an exercise price of $2.30 per share. The issuance of this warrant was in consideration for Company stock previously contributed by TSI on the Company's behalf. The warrant value of $2.7 million was determined based on the Black-Scholes method using the market price of the Company's shares on June 13, 2001. The warrant value is recorded as an increase to equity and an increase to operating expense in the year ended March 31, 2001.

    On June 28, 2001, the Company entered into a securities purchase agreement with San Diego Asset Management Company ("SDAM") and issued a warrant allowing SDAM to purchase 1.5 million shares of its common stock at an exercise price of $2.50 per share. The issuance of this warrant was in consideration for the financing contemplated under the agreement. The Company also entered into an agreement on June 28, 2001 with Branari, Inc. ("Branari"), a related party of SDAM, and issued a warrant allowing Branari to purchase 1.5 million shares of its common stock at an exercise price of $2.50 per share. The issuance of this warrant was in consideration for the financing contemplated under the agreement. The SDAM and Branari financing agreements were amended in their entirety on July 16, 2001 when the Company executed an agreement with SDAM. The warrants provided for in the June 28, 2001 agreements for both Branari and SDAM were not amended and they were carried over with the amended agreement. The value of $1.3 million for each of these warrants was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant value was recorded as an increase to equity and an increase to operating expense in the year ended March 31, 2002.

    On July 31, 2001, the Company issued a warrant to purchase 1 million shares of its common stock to MPP Holdings, LLC ("MPP"), an affiliate of Manatt, Phelps and Phillips LLP, which currently acts as the Company's corporate counsel. The exercise price of the warrant was $.80 per share. The issuance of this warrant was in consideration for the credit risk MPP has taken on amounts owed to it for services provided to the Company up through June 30, 2001 as well as the value of its service for the Company over several months. The warrant value of $934 thousand was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant value was recorded as an increase to equity and an increase to operating expense in the year ended March 31, 2002.

    On August 6, 2001, in conjunction with the Chartwell merger, the Chartwell shareholders received warrants to purchase 20 million shares of the Company's common stock, at $4.00 per share, exercisable over 5 years with a limit of 4 million shares per year. The warrants were valued at approximately
$1 million, based on the Black-Scholes method, and recorded as part of the total acquisition cost of Chartwell.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

13. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS (CONTINUED)
    On October 6, 2001, we entered into a Termination and Consulting Agreement with John F. Andrews, our former Chief Executive Officer pursuant to which we agreed to issue warrants to purchase 5 million shares of our common stock to be issued to him in accordance with the exercise timetable set forth in the agreement and upon the achievement of certain goals as specified in the agreement. The agreement to issue the warrants was entered into as consideration for the termination of Mr. Andrews' previous employment agreement and for future consulting services. In July of 2002, we amended the Termination and Consulting Agreement to revise the warrant exercise timetable and increase the exercise price of the warrants to $.07 per share. We granted the warrants to Mr. Andrews on July 1, 2002. These warrants are valued at approximately $670 thousand, based on the Black-Scholes method, and were recorded as non-cash compensation. We relied on Section 4 (2) of the Securities Act.

    On October 18, 2001, in connection with employment contracts with three of TLCS' executive officers, the Company issued warrants to purchase 10.8 million shares of our common stock at $.50 per share. These warrants are valued at approximately $18.4 million, based on the Black-Scholes method, and were recorded as non-cash compensation.

    On January 4, 2002, in connection with the Company's debenture financing, we issued warrants to purchase 2 million shares of the Company's common stock at $4.20 per share to SFSL. The warrants are valued at approximately $2 million, based on the Black-Scholes method, and were recorded as deferred financing costs. The deferred financing costs are amortized to expense over the term of the debentures.

STOCK OPTIONS

1999 STOCK COMPENSATION PLAN

    In February 1999, the Company's Board of Directors approved the establishment of the 1999 Stock Compensation Plan (the "1999 Plan"). The Company's stockholders approved the 1999 Plan in February 2000. During fiscal 2002 the Board of Directors approved an amendment to increase the total number of shares of common stock subject to options under the 1999 Plan from 7 million to 14 million, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. In December 2001, the Company's stockholders approved the amendment to the 1999 Plan.

    The 1999 Plan allows the Board of Directors, or a committee established by the Board of Directors, to grant stock options from time to time to our employees, officers, directors, and consultants. The 1999 Plan also provides that the Board may issue restricted stock pursuant to restricted stock right agreements that will contain such terms and conditions as the Board determines. The options generally expire 10 years from date of grant with vesting provisions determined by the Board of Directors. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors. The Board of Directors may amend the 1999 Plan at any time, provided that the Board of Directors may not amend the 1999 Plan to materially increase the number of shares available under the 1999 Plan, materially increase the benefits accruing to participants under the 1999 Plan, or materially change the eligible class of employees without stockholder approval.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

13. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS (CONTINUED)

2000 NONQUALIFIED STOCK OPTION AND STOCK BONUS PLAN

    In March 2000, the Company's Board of Directors approved the establishment of the 2000 Nonqualified Stock Option and Stock Bonus Plan (the "2000 Plan"). The Company's Board of Directors believes that the 2000 Plan encourages employees, officers, directors, and consultants to acquire an equity interest in the Company and provides additional incentives and awards and recognition of their contribution to the Company's success and to encourage these persons to continue to promote the best interest of the Company.

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

    On October 31, 2001, the Board of Directors approved an amendment to the 2000 Plan that increased the number of shares of common stock that may be issued under the 2000 Plan from 3.5 million to 17.0 million, subject to adjustment in the event of defined capitalizations, reorganizations, and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.

    The Company's Board of Directors may amend the 2000 Plan at any time, provided that the Board of Directors may not amend the 2000 Plan to adversely effect the rights of participants under the 2000 Plan, without stockholder approval. During the year ended March 31, 2002 and 2001, 6.4 million and 150 thousand shares, respectively, were issued under this plan. Non-cash compensation expense of $8 million and $724 thousand is included in operating expenses.

OTHER OPTION ISSUANCES

    During the year ended March 31, 2000, the Company issued options to purchase 303 thousand shares of its common stock at $1.00 per share. The value of these options was approximately $530 thousand and is being amortized over the vesting periods of twelve to eighteen months. The Company expensed approximately
$344 thousand and $186 thousand for the years ended March 31, 2001 and 2000.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

13. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS (CONTINUED) Information relating to all stock options during 2002, 2001 and 2000 is as follows (in thousands, except for option price per share average):

                                                 OPTIONS OUTSTANDING
                                        -------------------------------------
                                         OPTIONS
                                        AVAILABLE                OPTION PRICE
                                           FOR      NUMBER OF     PER SHARE
                                          GRANT       SHARES       AVERAGE
                                        ---------   ----------   ------------
BALANCE AT MARCH 31, 1999.............     4,851         149        $2.56
                                         -------      ------        -----
  Available under 2000 plan...........     3,500          --           --
  Granted.............................      (354)        354        $4.16
  Granted outside of plans............        --         302        $1.00
  Exercised...........................        --         (33)       $1.00
  Forfeited...........................        25         (25)       $2.56
                                         -------      ------        -----
BALANCE AT MARCH 31, 2000.............     8,022         747        $2.76
                                         -------      ------        -----
  Granted.............................    (3,760)      3,760        $4.79
  Exercised...........................        82         (82)       $1.71
  Forfeited...........................       832        (832)       $7.32
                                         -------      ------        -----
BALANCE AT MARCH 31, 2001.............     5,176       3,593        $4.80
                                         -------      ------        -----
  1999/2000 amendments................    22,500          --           --
  Granted.............................   (10,065)     10,065        $0.30
  Exercised...........................     5,740      (5,740)       $0.08
  Forfeited...........................     2,630      (2,630)       $3.49
                                         -------      ------        -----
BALANCE AT MARCH 31, 2002.............    25,981       5,288        $3.24
                                         =======      ======        =====

    The following table summarizes information concerning outstanding and exercisable options at March 31, 2002:

                                        OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                      ------------------------   ------------------------
                                        WEIGHTED     WEIGHTED                   WEIGHTED
                                        AVERAGE       AVERAGE                    AVERAGE
                                       REMAINING     EXERCISE                   EXERCISE
                          NUMBER      CONTRACTUAL      PRICE        NUMBER        PRICE
RANGE OF               OUTSTANDING      LIFE (IN        PER      EXERCISABLE       PER
EXERCISE                (IN 000'S)       YEARS)        SHARE      (IN 000'S)      SHARE
--------               ------------   ------------   ---------   ------------   ---------
$0.00 -- $0.72.......     2,814           8.52         $0.06          794         $0.13
$1.03 -- $1.55.......     1,530           8.17         $1.49          249         $1.13
$2.85 -- $4.91.......       944           8.20         $4.72          899         $4.81
                          -----           ----         -----        -----         -----
                          5,288           8.29         $1.30        1,942         $2.74
                          =====           ====         =====        =====         =====

    The Company continues to account for its stock -based compensation plans for employees and Directors under APB Opinion No. 25. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes the fair-value method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and Directors, under SFAS

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

13. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS (CONTINUED)
No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and Directors of the Company as of March 31, 2002, 2001 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Had the determination of compensation costs been based on the fair market value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, the Company's net loss would have been $327.2 million, $275.6 million and $10.3 million and basic loss per share would have been $3.15, $3.46 and $0.18 for the fiscal year ended March 31, 2002, March 31, 2001 and March 31, 2000, respectively.

    The following weighted average assumptions were used:

                                                           2002       2001       2000
                                                         --------   --------   --------
Expected dividend yield................................       0%         0%         0%
Expected volatility....................................     100%       100%       100%
Weighted average risk-free interest rates..............    4.88%      5.55%      6.02%
Expected option lives (years)..........................    8.29        8.7          3
Weighted average fair value of options granted during
  the period...........................................   $0.90      $0.49      $2.70

EMPLOYMENT AGREEMENTS

    During the year ended March 31, 2000, the Company entered into an employment agreement with John Andrews, its former Chairman and Chief Executive Officer for an initial term of three years beginning January 15, 1999. The agreement, which was amended in January 2000, provided for a base salary, bonus and other benefits. The agreement also provided for a $2.5 million payment to the Executive in the event of a "change in control" of the Company, as defined. As part of the amendment, the Executive waived his rights to shares previously earned for his first year of employment under the original agreement in exchange for a $500 thousand bonus. The amended agreement provided that the Executive Officer earned 5 thousand stock options for shares of the Company's common stock, at no cost to the Executive, for each month of employment and additional options to purchase shares if the Company met defined sales or net income targets. The price of the options earned based on meeting targets was determined by the executive at the grant date. For the fiscal years ended March 31, 2001 and 2000 the Company expensed approximately $285 thousand and $699 thousand, respectively, under this agreement for stock compensation. See above discussion regarding Mr. Andrews' Termination and Consulting Agreement executed on
October 6, 2001.

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

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

13. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS (CONTINUED)
    The officer also has the right to receive 150 thousand common shares of our stock without any required payment and 40 thousand stock options to purchase our stock. The stock vests ratably over a three-year period, and the options vest over a one year period. On August 15, 2000 the Executive Vice President and Chief Technical Officer resigned from the Company and his directorship of B2B. Net Technologies, Ltd, our Australian subsidiary. In accordance with his separation agreement, he received 25 thousand shares of the Company's stock and a severance payment of $75 thousand, payable over six months.

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

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

14.  INCOME TAXES

    There are no income taxes from continuing operations for the years ended March 31, 2002, 2001 and 2000.

    The components of the Company's net deferred tax asset at March 31, 2002 and 2001are as follows:

                                                              2002       2001
                                                            --------   --------
Deferred tax assets:
  Net operating loss......................................  $60,475    $28,738
  Net book value of software expensed.....................       --      1,519
  Other assets............................................    2,218         28
  Deferred software costs.................................       --         --
  Bad debt reserves.......................................   13,001      2,998
  Accrued expenses........................................   10,145        944
                                                            -------    -------
                                                             85,839     34,227
Deferred tax liabilities:
  Internally developed software and other.................     (200)    (2,483)
                                                            -------    -------
  Total gross deferred tax liabilities....................     (200)    (2,483)
                                                            -------    -------
  Net deferred tax asset..................................   85,639     31,744
  Less: valuation allowance...............................  (85,639)   (31,744)
                                                            -------    -------
  Net deferred tax asset..................................  $    --    $    --
                                                            =======    =======

    A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate of 35% is as follows:

                                                   2002        2001       2000
                                                 ---------   --------   --------
Federal income tax at statutory rate...........  $(114,384)  $(93,210)  $(3,286)
State income tax, net of federal benefit.......    (19,119)   (16,284)     (574)
Change in valuation allowance..................     53,895     26,471     3,389
Impairment of assets...........................     61,770     78,312        --
Goodwill amortization..........................      1,824      4,442        --
Non cash compensation, fees and finance
  charges......................................     16,291        265        --
Restricted stock...............................       (159)      (135)       --
Other, net.....................................       (118)       139       471
                                                 ---------   --------   -------
                                                 $      --   $     --   $    --
                                                 =========   ========   =======

    Net operating losses of $1.7 million start to expire in 2018. Because of a change in ownership of the Company, future utilization of these loss carryovers has been limited. A valuation allowance has been established to completely offset the carrying value of the net deferred tax assets relating to domestic operations as of March 31, 2002 and 2001 due to the uncertainty surrounding their realization.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

15.  SEGMENT INFORMATION

    The Company derives its net sales from three operating segments: (1) home healthcare services comprised of nursing and attendant care services in the home, (2) pharmacy services comprised of pharmaceutical management and distribution services, and (3) Internet-based transaction and information services comprised of our Distance Medicine and Medical e-Business products.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements. The Company evaluates performance based on operating earnings of the respective business segments; as such, there are no separately identifiable statements of operations data below operating loss.

    The Company's financial information by business segment is summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, other includes $2.3 million (SEE Note 10) in assets from discontinued operations (in thousands):

                                        DISTANCE                   HOME
                                        MEDICINE     PHARMACY     HEALTH      OTHER       TOTAL
                                        ---------   ----------   ---------   --------   ---------
Fiscal Year Ended March 31, 2002:
Net Sales.............................  $  4,838     $ 70,698    $ 131,836   $     --   $ 207,372
Operating Loss Before Depreciation and
  Amortization........................   (29,497)      (3,731)    (172,302)   (80,353)   (285,883)
Depreciation and Amortization.........     2,411          889        1,829      4,124       9,253
Operating (Loss)......................   (31,908)      (4,620)    (174,131)   (84,477)   (295,136)
Total Assets at March 31, 2002........     1,485       32,291       67,130    111,934     212,840
Capital Expenditures..................        97          544          689        657       1,987

Fiscal Year Ended March 31, 2001:
Net Sales.............................  $  9,587     $ 78,410    $      --   $     --   $  87,997
Operating (Loss) Before Depreciation
  and Amortization....................  (152,732)     (51,647)          --    (44,915)   (249,294)
Depreciation and Amortization.........       867          870           --      8,251       9,988
Operating (Loss)......................  (153,599)     (52,517)          --    (53,166)   (259,282)
Total Assets at March 31, 2001........    36,303       13,890           --     14,863      65,056
Capital Expenditures..................     2,288        1,580           --        970       4,838

Fiscal Year Ended March 31, 2000:
Net Sales.............................  $    941     $     --    $      --   $     --         941
Operating (Loss) Before Depreciation
  and Amortization....................    (2,157)          --           --     (5,830)     (7,987)
Depreciation and Amortization.........       370           --           --         72         442
Operating (Loss)......................    (2,527)          --           --     (5,902)     (8,429)
Total Assets at March 31, 2000........   204,740           --           --     55,965     260,705
Capital Expenditures..................       466           --           --         --         466

    In fiscal 2002 the Company did not have a customer that generated greater than 5 percent of net sales. During fiscal 2001, the Company's U.S. operations, excluding pharmacy services, which represent

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

15.  SEGMENT INFORMATION (CONTINUED)
89.1 percent of total sales, had two customers whose sales, on an individual basis, represented over 5 percent of U.S. operations' net sales for an aggregate of 85.8 percent. These two customers represented 9.7 percent of the Company's total sales. One customer, NCFE a related party, represented 7.9 percent of the Company's total sales.

16.  CONTINGENCIES AND LEGAL MATTERS

    We are party to routine litigation involving various aspects of our business. In addition, we have been and continue to be involved in litigation regarding several of our acquisitions and strategic relationships. Except as described below, none of such pending litigation, in our opinion, will have a material adverse impact on our consolidated financial condition, results of operations, or businesses.

PRIMERX.COM/NETWORK PHARMACEUTICALS, INC.

    Our relationship with PrimeRx.com ("PrimeRx"), Network and the principal stockholders of PrimeRx has been a troubled one characterized by numerous disputes and litigation. On March 26, 2001, we entered into a Settlement Agreement and Mutual Releases (the "March 2001 Settlement Agreement") with PrimeRx, Network, PrimeMed Pharmacy Services, Inc. ("PrimeMed"), another subsidiary of PrimeRx and the shareholders of PrimeRx. On or about July 16, 2001, Network filed a complaint against us and our strategic partner, NCFE (NETWORK PHARMACEUTICALS, INC., A NEVADA CORPORATION; NCFE; AND DOES 1 THROUGH 25, INCLUSIVE, SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF LOS ANGELES (CENTRAL DISTRICT) (CASE NO. BC 254258). This suit alleged breach of the March 2001 Settlement Agreement.

    On or about September 26, 2001, this matter was ordered to arbitration through the American Arbitration Association (the "AAA"). On or about
September 28, 2001, Network formally filed its claim with the AAA claiming damages of over $10 million. In addition, on or about October 19, 2001, Network filed documents seeking a court order allowing Network to attach up to $14 million of our assets pending resolution of this action. Network's request for attachment was denied.

    On or about November 6, 2001, we filed documents with the AAA denying the allegations raised by Network and counterclaiming against Network and its alleged co-conspirators, Prem Reddy, Richard Hayes, Prime A Investments, LLC, PrimeMed, PrimeRx and Doe Defendants for over $120 million.

    As of July 1, 2002, we entered into a settlement agreement with Network, PrimeRx and its principal shareholders (the "Network Settlement"). Under the terms of the Network Settlement, provided we met the obligations set forth therein, each of us, NCFE, and one of NCFE's subsidiaries on the one hand, and the cross-defendants (which include Network and certain alleged co-conspirators) released one another from all claims related to the subject matter of this litigation. This release does not cover certain employment compensation disputes that one of the principal shareholders of PrimeRx has against us and does not release any parties other than NCFE, the NCFE subsidiary and us.

    Our obligations under the Network Settlement include: (i) a payment of $2.5 million we made on July 1, 2002; (ii) a payment of $2.5 million by wire transfer by August 1, 2003; (iii) a transfer of shares of PrimeRx that we had held, which transfer was made prior to July 1, 2002; (iv) returning all of PrimeRx's, Network's and their affiliates' equipment by July 15, 2002 along with an inventory of such equipment that indicates whether any equipment has been previously sold by us; (v) monthly payments

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

16. CONTINGENCIES AND LEGAL MATTERS (CONTINUED) commencing July 15 in connection with certain guaranties of leased equipment made by a principal shareholder of PrimeRx; and, (vi) a dismissal of our cross-complaint with prejudice in the arbitration proceedings. Amounts pertaining to this settlement were expensed and recorded as of March 31, 2002.

VIDIMEDIX CORPORATION

    On or about September 15, 2000, certain former securities holders of VidiMedix Corporation ("VidiMedix") filed a petition against us arising out of our acquisition of VidiMedix (MONCRIEF, ET AL. V. E-MEDSOFT.COM AND VIDIMEDIX ACQUISITION CORPORATION, HARRIS COUNTY (TEXAS) COURT, NO. 200047334 (the "Texas Action")). The petition was amended on or about May 24, 2001 and amended again, on or about August 15, 2001. Plaintiffs Jana Davis Wells and Tom Davis, III ("Remaining Plaintiffs") filed a Third Amended Original Petition on or about December 26, 2001.

    Plaintiffs claimed that we owe them either 6 million shares of common stock or liquidated damages of $8.9 million and exemplary damages of at least
$24 million. We settled those disputes with all but two former VidiMedix shareholders, the Remaining Plaintiffs.

    On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (E-MEDSOFT.COM V. MONCRIEF, ET AL., CASE NO. BC249782 (the "California Action")). On or about October 19, 2001, defendants caused the case to be transferred to the United States District Court for the Central District of California based on diversity of citizenship between the defendants and us, the case is now known as CASE NO. EDCV 01-00803-VAP (SGLX). We settled those disputes with all but two former VidiMedix shareholders. The terms of the settlement required us to pay approximately $4.1 million in a combination of cash and common stock. The Remaining Plaintiffs are the only remaining plaintiffs in the Texas Action and the only remaining defendants in the California Action.

    As of July 31, 2002, we reached a settlement with the Remaining Plaintiffs. Settlement terms included a mutual release from the Texas Action and for us to dismiss the California action with prejudice and monetary payments to the remaining plaintiffs over a seven-month period.

SUTRO NASD ARBITRATION NO. 1

    As disclosed in the Company's Annual Report on Form 10-K at and for the year period ended March 31, 2001, a dispute between Sutro & Co., and the Company has been arbitrated before the National Association of Securities Dealers. On October 22, 2001, the Company agreed to settle the matter and Sutro NASD Arbitration No. 2 described below for 1.6 million shares of the Company's common stock. The Company delivered a stock certificate for 1.3 million shares of the Company's common stock representing shares due Sutro from an exercise of Company warrants in June and August 2000. These shares met all requirements of Rule 144
(k) and were delivered to Sutro without restriction. The Company also delivered a stock certificate for 300 thousand shares of the Company's common stock with a value of $720 thousand at the time of issuance. The Company agreed to register these shares in its next registration statement filing with the SEC. If based on the closing price of the Company's common stock two days prior to the effective date of the registration statement, the market value of the 300 thousand shares is less then $720 thousand, then the Company is obligated to issue an additional number of shares such that the market value of the sum of the shares is as nearly as possible

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

16. CONTINGENCIES AND LEGAL MATTERS (CONTINUED) equal to $720 thousand. Based on the closing price of the Company's common stock at June 30, 2002, the Company would be obligated to issue and additional
3.3 million shares. As a result, the Company expensed $3.7 million related to this settlement as of March 31, 2002.

SUTRO NASD ARBITRATION NO. 2

    An investor in the Company has sued Sutro for failing to honor commitments and failures to act in accordance with its fiduciary duties. This matter was being arbitrated before the National Association of Securities Dealers. As part of the Sutro No. 1 NASD arbitration settlement described above, on October 22, 2001, the Company agreed to settle the matter.

CAPPELLO CAPITAL CORP.

    On November 16, 2001, we filed a complaint against Cappello Capital Corp. ("Cappello") (MED DIVERSIFIED V. CAPPELLO CAPITAL CORP., LOS ANGELES SUPERIOR COURT CASE NO. SC 069391 (the "Cappello Action")), alleging that Cappello is liable for fraud for inducing us to enter into an exclusive financial advisor "Engagement Agreement" by misrepresenting to us that Cappello had significant sources of capital ready and willing to invest in us when such was not true. In the complaint, we sought compensatory and punitive damages, as well as rescission of the Engagement Agreement. We dismissed the case without prejudice on March 1, 2002, and settled the case and all claims relating thereto as of March 25, 2002. We have fulfilled all of our obligations under this settlement.

HOSKIN INTERNATIONAL, LTD. AND CAPPELLO CAPITAL CORP.

    On October 30, 2001, we filed a demand for arbitration with the AAA against Hoskin International, Ltd. ("Hoskin") and Cappello (collectively, "Respondents") (AAA CASE NO. 50T 168 00515 1), alleging that Respondents fraudulently induced us to enter into a "Common Stock Purchase Agreement" and to issue warrants through various misstatements of material facts and failed to disclose facts that the Respondents had a duty to disclose. This matter is before an administrator assigned to the case through the San Francisco branch of the AAA.

    On December 28, 2001, Hoskin filed a response to our demand in which it denied the allegations and asserted a counterclaim alleging that we are liable for breach of the Common Stock Purchase Agreement and warrants based on our alleged failure to use best efforts to cause the registration statement for the warrants to become effective at a time when the warrants could have been exercised at a profit.

    On January 2, 2002, Cappello filed a motion to stay arbitration before the AAA as to Cappello on the grounds that Cappello was not a party to the arbitration clause contained in the Common Stock Purchase Agreement, and that our claims against Cappello should be resolved in the Cappello Action in Los Angeles (as described above under "Legal Proceedings: Cappello Capital Corp."). The Court granted Cappello's motion on January 28, 2002. We dismissed, without prejudice, the claims asserted against Cappello in the AAA arbitration. Arbitration in the Hoskin matter is scheduled for late October 2002. Settlement discussions are ongoing.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

16.  CONTINGENCIES AND LEGAL MATTERS (CONTINUED)
ILLUMEA (ASIA)

    On December 13, 2000, Illumea (Asia), Ltd. ("IAL"), Nathalie j.v.d. Doornmalen, David Chung Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd. and True Will Investments filed a First Amended Complaint against Illumea Corporation ("Illumea") and Andrew Borsanyi (collectively "Defendants") arising out of our acquisition of Illumea (ILLUMEA (ASIA), LTD., ET AL. V. ILLUMEA CORPORATION AND ANDREW BORSANYI). All of the plaintiffs except IAL and Nathalie Doornmalen thereafter dismissed their claims without prejudice. As a result, only IAL and Doornmalen remained as plaintiffs.

    Doornmalen, a former Illumea shareholder, alleges that she consented to our acquisition of Illumea based on the allegedly false representation that we would hire her. She also alleges that defendants made defamatory statements about her. Doornmalen asserts claims for securities fraud under 15 U.S.C. Section 78j(b) and Rule 10b-5, "conspiracy," breach of contract, fraud, false promise, defamation, and violation of California Business & Professions Code
Section 17200 ("Section 17200"). IAL alleges that Illumea breached an agency agreement between IAL and Illumea and engaged in fraud in connection with the agency relationship. IAL asserts claims for breach of contract and fraud. Collectively, plaintiffs seek compensatory damages, disgorgement under
Section 17200 and attorneys' fees.

    We filed a counterclaim against IAL and Doornmalen on March 26, 2001, alleging breach of contract, breach of fiduciary duty and fraud. We allege that IAL and Doornmalen refused to repay Illumea for providing funding and equipment to IAL and that Doornmalen failed to disclose certain material issues in connection with the merger between Illumea and us.

    As of April 2, 2002 these matters have been settled, under the terms of the settlement we were required to (i) pay $300 thousand; (ii) issue 700 thousand shares of our common stock; and (iii) file a registration statement, on Form S-1, registering the 700 thousand shares. As of October 31, 2002, the Company has not filed the required registration statement as set for the in the Settlement Agreement. We have been notified that Nathalie Doornmalen has filed a motion to enforce the Settlement Agreement in the Illumea (Asia), Ltd. matter. The opposition to this motion is due on Monday, November 4, and the hearing is on November 18.

TREBOR O. CORPORATION

    On June 29, 2001, Trebor O. Corporation, a California corporation, doing business as Western Pharmacy Services ("Trebor O."), and its principal Robert Okum, filed an action in Los Angeles County Superior Court against the Company, PrimeRx, Chartwell Diversified Services and various individuals (TREBOR O. CORPORATION D.B.A. WESTERN PHARMACY SERVICES AND ROBERT OKUM V. E-MEDSOFT.COM, PRIMERX, CHARTWELL DIVERSIFIED SERVICES AND VARIOUS INDIVIDUALS, LOS ANGELES SUPERIOR COURT CASE NO. BC 253387). The plaintiffs assert claims for breach of contract, promissory estoppel, misrepresentation, breach of confidentiality, and tortious interference, and seek more than $5 million in compensatory damages, on the theory that we entered into a letter of intent to purchase Trebor O, but then refused to complete the transaction. We have settled this lawsuit as of July 2002. Settlement terms include dismissal of Trebor O's suit against us and a payment by us to Trebor O.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

16.  CONTINGENCIES AND LEGAL MATTERS (CONTINUED)
SAN DIEGO ASSET MANAGEMENT, INC.

    On October 24, 2001, we filed a complaint against San Diego Asset Management, Inc. ("SDAM") (MED DIVERSIFIED V. SAN DIEGO ASSET MANAGEMENT, INC., LOS ANGELES SUPERIOR COURT CASE NO. BC 260285 (the "2001 SDAM Action")) arising out of an agreement whereby we were to sell shares of our common stock that could be purchased for $83 million for 90% of the market price of our common stock to SDAM. We agreed to prepare a certificate for 15 million restricted shares of our common stock as a commission (the "Certificate"), as well as pay $3 million in cash as commission to SDAM. We delivered the certificate for the 15 million shares, but SDAM did not deliver the $83 million. In the lawsuit, we sought a temporary restraining order, preliminary injunction and permanent injunction ordering SDAM to return the Certificate to us. Pursuant to the Court's order dated November 6, 2001, the Certificate was returned to us and cancelled. We dismissed the 2001 SDAM Action without prejudice on November 13, 2001.

    On February 1, 2002, we filed for Arbitration with the National Association of Securities Dealers (the "NASD Arbitration") against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman (collectively, "Respondents) (NASD CASE NO. 02-00650), alleging that Respondents fraudulently induced us to enter into a "Securities Purchase Agreement" through various misstatements of material fact and, alternatively, that Respondents breached the Security Purchase Agreement. On March 13, 2002, following objections to jurisdiction, we dismissed without prejudice the claims asserted against Daniel Feldman in the arbitration. The remaining Respondents have not yet responded to our claims and no arbitrator has yet been selected.

    On February 5, 2002, we filed a complaint against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman, (MED DIVERSIFIED, INC. V. SAN DIEGO ASSET MANAGEMENT, INC., WENDY FELDMAN PURNER AND DANIEL FELDMAN, LOS ANGELES, SUPERIOR COURT CASE NO. BC 267635 (the "2002 SDAM Action")), alleging that they, in the second half of 2001, fraudulently induced us to enter into a "Debenture Agreement" through various misstatements of material fact and, alternatively, that they breached the Debenture Agreement.

    On February 28, 2002, we amended our complaint in the 2002 SDAM Action to add as defendants E*Trade Securities, Inc. and E*Trade Group, Inc. and to add, as against SDAM, Wendy Feldman Purner and Daniel Feldman, the claims asserted in the NASD Arbitration. No discovery has been propounded as of October 24, 2002. On May 3, 2002, we dismissed E*Trade from the 2002 SDAM Action without prejudice. On May 6, 2002, we dismissed Daniel Feldman from the 2002 SDAM Action without prejudice.

    On May 9, 2002, SDAM filed a cross-complaint against us. They allege that on or about August of 2001, we entered into an agreement with SDAM to sell them
5 million shares of our common stock and that they paid us $2 million, but have not received any stock. After we demurred to SDAM's cross-complaint, SDAM filed an amended cross-complaint July 3, 2002. These matters are currently in discovery.

CRAVEY

    Warren Willard Cravey ("Cravey"), now deceased, was a client of Chartwell Community Services, Inc. ("Chartwell").

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

16.  CONTINGENCIES AND LEGAL MATTERS (CONTINUED)
    Chartwell provided care to Cravey via its community-based alternatives program. On October 1, 2001, Lorene Emma Barros, Individually and as Executrix of the Estate of Warren Willard Cravey, Deceased, Cheryl Lynn Sloniger, Londa Sylvia Cravey, Lorna Christine Tillman, and Warren Willard Cravey, II ("Plaintiffs') filed a lawsuit against Concepts of Care II, Inc., Chartwell Community Services, Inc. f/k/a Concepts of Care, Infusion Management
Systems, Inc. d/b/a Concepts of Care, HomeCare Concepts of America, Inc. d/b/a Concepts of Care, Mollie Primrose, and Mollie Gay Jordy ("Defendants"). (Cause No. 23096, pending in the District Court of Jasper County, Texas.) Plaintiffs in the above-referenced cause are the children of Cravey. They have asserted wrongful death and survivor claims.

    Plaintiffs claim that Defendants were negligent in their care of Cravey. Plaintiffs allege against Chartwell claims for negligence, negligence per se, gross negligence, and breach of fiduciary duty. Pursuant to the theory of respondeat superior, Plaintiffs also assert that Chartwell is liable for the alleged negligence of its former employee, Defendant Mollie Primrose, in her care of Cravey. Plaintiffs also assert against Chartwell a claim for punitive damages, alleging Chartwell's conduct was grossly negligent and/or malicious. Chartwell denies and is vigorously defending all claims.

    All parties to the suit are currently actively engaged in discovery. To date, there have been no motions for summary judgment or any other dispositive motions filed by any party. Though a jury trial has been demanded, this case is not presently set for trial.

H.L.N. CORPORATION

    H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of TLCS for the territory comprising certain counties in and around Los Angeles, California, and their holding company, instituted an action against TLCS subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of TLCS. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between TLCS and certain of the named plaintiffs (H.L.N. CORPORATION, ET AL. V. TLCS SUBSIDIARIES, ET AL.). The plaintiffs are seeking damages for violations of California franchise laws, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Pursuant to a Motion of Summary Judgment, the court granted all of the individual defendants' Motion for Summary Judgment dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California Franchise Law. Trial is scheduled for August 2003.

NURSING SERVICES OF IOWA

    On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health Inc. and Jacquelyn Klooster, two former home healthcare licensees of TLCS and the principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

16.  CONTINGENCIES AND LEGAL MATTERS (CONTINUED)
Southern District of Iowa, Central Division against TLCS' subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc., Staff
Builders, Inc. and certain executive officers of TLCS. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to TLCS' Motion to Dismiss all counts except for one count were dismissed by the Court. TLCS' Motion for Summary Judgment was granted on May 25, 2001, which reduced the lawsuit to one for breach of contract only. The case was tried before a jury in July 2002. The jury awarded nominal damages to Geri-Care and no damages to Nursing Services of Iowa. The judgment was paid and a Satisfaction of Judgment was entered in the court.

ADDUS HEALTHCARE

    On or about April 24, 2002, we filed a complaint against Addus
Healthcare, Inc. ("Addus"), and its major shareholders, W. Andrew Wright, Mark
S. Heaney, Courtney E. Panzer, and James A. Wright. We contend that Addus has been unable to perform its obligations under a certain stock purchase agreement relating to our acquisition of Addus. We allege that Addus breached the warranties and representations it gave regarding its financial condition, and Addus has been unable to obtain the consent of necessary third parties to assign some relevant contracts. We believe that Addus has breached the agreement in other ways, as well. Additionally, we allege that the defendants have misappropriated our deposit.

    The complaint demands the imposition of a constructive trust for the converted funds; and an injunction against the defendants' disposing of or liquidating the $7.5 million deposit. Our complaint further alleges fraud on behalf of the defendants, in the sense that they never intended to complete the transaction but planned to use the pendency of the transaction to obtain concessions from us. Finally, there is a claim for breach of contract. We seek compensatory damages of $10 million per claim, plus punitive damages, along with the equitable relief previously described and attorney's fees.

    Addus has filed a counterclaim against us. They allege that we
(1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. They have sought compensatory damages in excess of $4 million, a declaratory judgment that they are entitled to retain the $7.5 million deposit, for general and special damages and attorney's fees. We dispute these claims vigorously and believe they are without merit. On July 9, we filed a reply to the counterclaim. This matter is currently in discovery and has been transferred to the Northern District of Illinois. On October 11, 2002 we filed an Amended Complaint. Addus' answer to that complaint is due on November 1, 2002.

UNIVERSITY AFFILIATES

    In January 2002, we filed a Complaint against University Affiliates IPA ("UAIPA") and its president, Sam Romeo, who at the time was also a member of our board of directors, for breach of contract, fraud, and, as to Mr. Romeo, breach of fiduciary duty arising out of a May 2, 2000 agreement between UAIPA and us. Under the agreement, during the quarter ended June 2000, we advanced

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

16.  CONTINGENCIES AND LEGAL MATTERS (CONTINUED)
$2 million to UAIPA for the purpose of creating a joint venture intended to combine UAIPA's supposed healthcare management expertise with Internet healthcare management systems in an effort to develop new business opportunities. As of the filing of the suit, the companies had not proceeded with the joint venture. According to the original agreement, if a formal joint venture agreement was not entered into between UAIPA and us by July 1, 2000, UAIPA would guarantee payment of $2.5 million on or before July 1, 2001. The $2.5 million has not been paid. We seek payment of this amount, plus any profits from the business opportunities that were to be transferred to the joint venture, and punitive damages.

    On March 4, 2002, UAIPA served a cross-complaint against us, Sanga E-Health, LLC, TSI Technologies, LLC, Mitchell Stein, and John F. Andrews alleging breach of various contracts, breach of the implied covenant of good faith and fair dealing, declaratory relief, promissory estoppel, fraud, negligent misrepresentation, unjust enrichment, quantum meruit, conversion, money had and received, breach of fiduciary duty, interference with prospective business advantage and unfair business practices, seeking damages in the aggregate of approximately $11 million plus punitive damages. The court denied our motion to compel arbitration on May 8, 2002. We subsequently filed a cross-complaint against UAIPA and Sam Romeo regarding their failure to adhere to the May 2, 2000 agreement. No trial date has been set and UAIPA is currently in bankruptcy proceedings.

MEDICAL SPECIALTIES DISTRIBUTORS INC.

    In July of 2001, Medical Specialties Inc. ("Medical Specialties") sued our subsidiary, Chartwell, in state court in Massachusetts (MEDICAL SPECIALTIES DISTRIBUTORS INC. V. CHARTWELL DIVERSIFIED SERVICES, INC., ET AL., BRISTOL COUNTY SUPERIOR COURT (MASSACHUSETTS) CIVIL ACTION NO. BRCV2001-00845. This claim alleges failure to pay for the purchase of healthcare products and equipment rentals totaling approximately $2 million. The case is currently in discovery.

TRI-COUNTY HOME HEALTH, INC.

    In March of 2002, Tri-County Home Health ("Tri-County") and other plaintiffs filed suit against Chartwell Community Services, Inc., Chartwell Diversified Services, Inc. (each is a subsidiary of ours) and Shay Fields (Tri County Home Health, Inc. et al v. Chartwell Community Services, Inc., Chartwell Diversified Services, Inc. and Shay Field, 365th JDC, Hardin County TX, case No. 42108). Tri-County claims that the defendants breached a contract for the sale of the long term care portion of Tri-County's operations. They have also alleged fraud, tortious interference, material misrepresentation and unfair dealings. They seek damages in excess of $1 million. Chartwell answered their complaint and believes that their claims are without merit. Chartwell intends to vigorously defend this action.

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly data for the fiscal years ended March 31, 2002, 2001 and 2000, was as follows: (in thousands except per share data)

                            FIRST QUARTER   SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                            -------------   ---------------   --------------   ---------------
Fiscal Year Ended
  March 31, 2002
  Net Sales...............    $ 24,174         $ 28,516          $ 55,212         $  99,470
  Operating Loss from
    Continuing
    Operations............     (17,436)         (58,179)          (13,441)         (206,080)
  Net Loss from Continuing
    Operations............     (17,552)         (66,978)          (25,652)         (213,255)
  Net Loss from
    Discontinued
    Operations............      (3,034)            (349)               --                --
  Net Loss................     (20,586)         (67,327)          (25,652)         (213,255)
  Loss Per Share from
    Continuing
    Operations............    $  (0.22)        $  (0.78)         $  (0.26)        $   (1.86)
  Loss Per Share from
    Discontinued
    Operations............    $  (0.04)        $     --          $     --         $      --
Year ended March 31, 2001
  Net Sales...............    $ 19,895         $ 23,734          $ 22,594         $  21,774
  Operating Loss from
    Continuing
    Operations............     (10,628)         (13,744)          (13,160)         (221,750)
  Net Loss from Continuing
    Operations............     (10,004)         (13,929)          (14,334)         (220,550)
  Net Loss from
    Discontinued
    Operations............        (538)          (2,677)           (1,205)          (12,015)
  Net Loss................     (10,542)         (16,606)          (15,539)         (232,565)
  Loss Per Share from
    Continuing
    Operations............    $  (0.12)        $  (0.17)         $  (0.18)        $   (2.79)
  Loss Per Share from
    Discontinued
    Operations............    $  (0.01)        $  (0.03)         $  (0.02)        $   (0.14)
Year ended March 31, 2000
  Net Sales...............    $     --         $     --          $    183         $     758
  Operating Loss from
    Continuing
    Operations............        (895)          (1,640)           (2,294)           (3,600)
  Net Loss from Continuing
    Operations............      (1,831)          (1,705)           (2,399)           (3,386)
  Net (Loss) income from
    Discontinued
    Operations............        (697)            (208)              209               352

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

17.  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                            FIRST QUARTER   SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                            -------------   ---------------   --------------   ---------------
  Net Loss................      (2,528)          (1,913)           (2,190)           (3,034)
  Loss Per Share from
    Continuing
    Operations............    $  (0.04)        $  (0.03)         $  (0.04)        $   (0.06)
  Loss Per Share from
    Discontinued
    Operations............    $  (0.01)        $     --          $     --         $    0.01

18.  STATEMENTS OF CASH FLOWS

    The Company had the following supplemental and non-cash activities each year:

                                                                2002       2001       2000
                                                              --------   --------   --------
SUPPLEMENTAL CASH FLOW DATA (IN THOUSANDS)
Cash paid during the year for:
  Interest..................................................  $32,223    $  2,149   $    397
                                                              =======    ========   ========
  Income taxes..............................................  $    --    $     --   $     78
                                                              =======    ========   ========
NON-CASH TRANSACTIONS
  Issuance of convertible preferred stock for acquisition of
    Chartwell...............................................  $67,825    $     --   $     --
  Issuance of warrants in connection with acquisition of
    Chartwell...............................................  $ 1,001    $     --   $     --
  Issuance of warrants in connection with acquisition of
    TLCS....................................................  $10,271    $     --   $     --
  Issuance of restricted stock for acquisition of
    Resource................................................  $ 1,280    $  1,280   $     --
  Issuance of restricted stock for investment in PrimeMed...  $    --    $ 27,797   $     --
  Issuance of restricted stock for acquisition of Illumea...  $    --    $ 10,354   $     --
  Transfer of restricted stock for acquisition of VirTx.....  $    --    $ 30,182
  Issuance of restricted stock and warrants for acquisition
    of VidiMedix............................................  $    --    $  8,287   $     --
  Expiration of VidiMedix Warrants..........................  $    --    $  1,099   $     --
  Issuance of restricted stock for technology license and
    investment in Quantum Digital...........................  $    --    $     --   $ 25,000
  Assumption of lease commitment for investment in Quantum
    Digital.................................................  $    --    $     --   $  3,315
  Issuance of restricted stock for a deferred contract and
    distribution channel....................................  $    --    $     --   $103,052
  Issuance of restricted stock for settlement of debt.......  $    --    $     --   $  4,761
  Issuance of warrants for payment of debt..................  $    --    $     --   $    506
  Issuance of shares for acquisition of software............  $    --    $     --   $  4,468
  Property and equipment purchased through capital lease....  $   388    $     61   $    945

                             MED DIVERSIFIED, INC.

                                 MARCH 31, 2002

19.  MINORITY INTEREST

    Minority Interest at March 31, 2002 represents the outside ownership in the Company's joint ventures. (See Note 5 Joint Ventures).

    The Company has reflected minority interest at March 31, 2001, related to its management contract with PrimeRx of approximately $7.4 million. The PrimeRx minority interest represented the right of 735 thousand Series A preferred shareholders in PrimeRx. This series A preferred stock had a $10 per share liquidation preference on the net assets of PrimeRx (as adjusted) upon a change in control and was otherwise redeemable at the option of the preferred shareholders by 2005. As a result of the deconsolidation of Network and settlement of the Network and PrimeRx matters all rights under the Series A preferred shares were transferred to the owners of PrimeRx with no further liability to the Company as it pertains to the Series A preferred shares. See also Note 16 PrimeRx.com/Network Pharmaceuticals, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Med Diversified, Inc.

                                               By:           /s/ FRANK P. MAGLIOCHETTI, JR.
                                                    ------------------------------------------------
                                                               Frank P. Magliochetti, Jr.
                                                          Chairman and Chief Executive Officer
Date: November 1, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
       /s/ FRANK P. MAGLIOCHETTI, JR.          Chairman, and Chief Executive
    ------------------------------------         Officer (Principal Executive       November 1, 2002
         Frank P. Magliochetti, Jr.              Officer)

            /s/ JAMES A. SHANAHAN              Vice President of Finance and
    ------------------------------------         Accounting, Corporate Controller   November 1, 2002
              James A. Shanahan                  (Principal Accounting Officer)

             /s/ JOHN F. ANDREWS
    ------------------------------------       Director                             November 1, 2002
               John F. Andrews

             /s/ DONALD H. AYERS
    ------------------------------------
               Donald H. Ayers                 Director                             November 1, 2002

                                 CERTIFICATION

I, Frank P. Magliochetti, Jr., certify that:

       1. I have reviewed this annual report on Form 10-K of Med Diversified, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 1, 2002                               /s/ FRANK P. MAGLIOCHETTI, JR.
                                                      -------------------------------------------
                                                      Frank P. Magliochetti, Jr.
                                                      Chief Executive Officer

                                 CERTIFICATION

I, James A. Shanahan, certify that:

       1. I have reviewed this annual report on Form 10-K of Med Diversified, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 1, 2002                               /s/ JAMES A. SHANAHAN
                                                      -------------------------------------------
                                                      James A. Shanahan
                                                      Vice President of Finance, Principal
                                                      Accounting Officer