Form 10-Q
period 2002-06-30
MED DIVERSIFIED INC
filed 2002-11-06
CIK 800181

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


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


                                  978-323-2500
                           (Issuer's telephone number)
                              MED DIVERSIFIED, INC.
                        200 Brickstone Square, Suite 403
                                Andover, MA 01810

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes [X]                No [ ]


As of September 30, 2002, 148,661,526 shares of common stock, $.001 par value per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX




                                                                             PAGE NO.
PART I.  FINANCIAL INFORMATION..................................................  3

     ITEM 1.  FINANCIAL STATEMENTS


         Condensed Consolidated Balance Sheets at June 30, 2002
           (unaudited) and March 31, 2002.......................................  3

         Condensed Consolidated Statements of Operations for the Three Months
           ended June 30, 2002 and 2001 (unaudited).........................      4

         Condensed Consolidated Statements of Cash Flows for the Three Months
           ended June 30, 2002 and 2001 (unaudited).........................      5

         Notes to the Condensed Consolidated Financial Statements at
           June 20, 2002 (unaudited)........................................      6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS............................................. 14

PART II.  OTHER INFORMATION..................................................... 18

     ITEM 1.  LEGAL PROCEEDINGS................................................. 18

     ITEM 2.  CHANGES IN SECURITIES............................................. 19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................... 19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 19

     ITEM 5.  OTHER INFORMATION................................................. 19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................. 19

SIGNATURE....................................................................... 21

                              MED DIVERSIFIED, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                         JUNE 30,     MARCH 31,
                                                                          2002          2002
                                                                      (unaudited)
                                                                      -----------    ----------
 ASSETS
 Current Assets:
   Cash & cash equivalents                                            $  10,615      $   8,093
   Accounts receivable, net                                              54,948         58,806
   Accounts receivable from affiliates, net                               5,156          5,199
   Inventory                                                              2,337          2,688
   Other current assets                                                   3,917          3,196
                                                                      ---------      ---------
                                                                         76,973         77,982
                                                                      ---------      ---------
 Non-Current Assets:
   Property and equipment, net                                           17,264         18,190
   Goodwill, net                                                         89,360         89,360
   Investments                                                            9,565          9,865
   Deferred charges                                                         975          8,471
   Assets of discontinued operations                                      2,314          2,314
   Intangibles and Other assets                                           6,074          6,658
                                                                      ---------      ---------
                                                                        125,552        134,858
                                                                      ---------      ---------

      TOTAL ASSETS                                                    $ 202,525      $ 212,840
                                                                      =========      =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities:
   Accounts payable                                                   $  19,078      $  20,583
   Accrued salaries and benefit costs                                    27,118         28,557
   Accrued liabilities                                                   44,252         55,981
   Due to government agencies                                            12,938         11,647
   Related party debt                                                   136,503        110,557
   Liabilities of discontinued operations                                10,270         10,270
   Current maturities of capital leases                                   1,929          2,012
   Current maturities of long-term debt                                  12,144         11,014
                                                                      ---------      ---------
                                                                        264,232        250,621
                                                                      ---------      ---------
 Long-Term Liabilities:
   Capital leases, net of short term obligations                          2,496          2,929
   Debt                                                                  93,451         95,427
   Related party debt                                                      --            4,040
   Long-term debt and lease commitments of discontinued operations          952            952
   Due to government agencies                                            39,219         42,864
   Other liabilities                                                     10,270          9,814
                                                                      ---------      ---------
                                                                        146,388        156,026
                                                                      ---------      ---------
 Minority interest                                                          474            433

 Stockholders' Deficit:
   Common shares                                                            147            146
   Paid in capital                                                      425,122        423,464
   Stock subscription                                                    (4,400)        (4,400)
   Common stock options                                                   2,565          2,565
   Deferred compensation                                                 (1,793)        (2,004)
   Accumulated deficit                                                 (628,841)      (612,642)
   Accumulated other comprehensive income                                    (3)            (3)
   Less: treasury shares, at cost                                        (1,366)        (1,366)
                                                                      ---------      ---------
                                                                       (208,569)      (194,240)
                                                                      ---------      ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 202,525      $ 212,840
                                                                     =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 2002 and 2001
                (in thousands, except for per share information)
                                   (Unaudited)



                                                                    2002          2001
                                                                -----------    ----------
NET REVENUES:
  Non affiliates                                                $   98,393     $   23,348
  Affiliates                                                            --            826
                                                                ----------     ----------
     Total Net Revenues                                             98,393         24,174
                                                                ----------     ----------

COSTS AND EXPENSES:
  Cost of sales                                                     55,251         17,859
  Selling, general and administrative (includes non cash
    compensation of $3.4 million in 2002 and
    $5.8 million in 2001)                                           45,896         22,898
  Depreciation and amortization                                      1,472            853
                                                                ----------     ----------
     Total Costs and Expenses                                      102,619         41,610
                                                                ----------     ----------

OPERATING LOSS                                                      (4,226)       (17,436)

OTHER INCOME (EXPENSE):
  Interest expense, net                                            (12,840)          (317)
                                                                ----------     ----------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST
AND EQUITY IN EARNINGS OF JOINT VENTURES                           (17,066)       (17,753)


MINORITY INTEREST, NET OF TAXES                                        (40)           201
EQUITY IN EARNINGS OF JOINT VENTURES                                   906             --
                                                                ----------     ----------
NET LOSS FROM CONTINUING OPERATIONS                                (16,200)       (17,552)

NET LOSS FROM DISCONTINUED OPERATIONS                                   --         (3,034)
                                                                ----------     ----------

NET LOSS                                                        $  (16,200)    $  (20,586)
                                                                ==========     ==========

BASIC EARNINGS PER SHARE:
    Continuing Operations                                       $    (0.11)    $    (0.22)
                                                                ==========     ==========
    Discontinued Operations                                     $       --     $    (0.04)
                                                                ==========     ==========
    Net Loss                                                    $    (0.11)    $    (0.26)
                                                                ==========     ==========

WEIGHTED AVERAGE SHARES - BASIC                                    147,720         79,796

FULLY DILUTED EARNINGS PER SHARE FOR:
    Continuing Operations                                       $    (0.11)    $    (0.22)
                                                                ==========     ==========
   Discontinued Operations                                       $      --     $    (0.04)
                                                                ==========     ==========
   Net Loss                                                      $   (0.11)    $    (0.26)
                                                                ==========     ==========

WEIGHTED AVERAGE SHARES - FULLY DILUTED                            146,804         79,796


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 Condensed Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2002 and 2001
                                 (in thousands)
                                   (Unaudited)




                                                                  2002          2001
                                                               ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(16,200)     $(20,586)
  Loss from discontinued operations                                  --         3,034
  Minority interest                                                  40          (201)
  Deferred revenue                                                  666         1,012
  Loss on disposal of fixed assets                                   13           380
  Adjustments to reconcile loss from continuing operations
   to net cash used in continuing operations:
  (Equity) loss in joint venture                                   (906)          321
  Non cash compensation                                           3,384           529
  Impairment charges and other non cash expenses                    349           201
  Provision for doubtful accounts                                   791         1,045
  Depreciation and Amortization                                   1,472           853
  Amortization of deferred financing fees                         5,896            --
  Issuance of restricted shares and warrants for
   services provided                                                 --         5,252
  Net change in assets and liabilities affecting
   operations, net of acquisitions:
  Accounts receivable and affiliated receivables                  3,110           816
  Inventory                                                         351           199
  Prepayments and other assets                                   (4,009)        1,169
  Accounts payable and accrued liabilities                      (10,500)          283
  Other liabilities                                               1,763            --
                                                               --------      --------
     Net cash used in operating activities                      (13,780)       (5,693)
                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (342)          (61)
  Cash advances to discontinued operations                           --          (145)
  Investment in software                                             --          (608)
  Other                                                              --           850
                                                               --------      --------
     Net cash (used in) provided by investing activities           (342)           36
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                       (846)       (3,902)
  Proceeds from long-term debt                                       --         9,390
  Repayments of capital lease obligations                          (516)          (14)
  Equity financing (stock subscription)                              --           410
  Net borrowings under factoring facility                        16,800            --
  Distributions paid out                                          1,206            --
                                                               --------      --------

      Net cash provided by financing activities                  16,644         5,884
                                                               --------      --------

INCREASE  IN CASH AND CASH EQUIVALENTS                            2,522           227

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD          8,093         2,061
                                                               --------      --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $ 10,615      $  2,288
                                                               ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1) NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
   POLICIES

   NATURE OF OPERATIONS

Med Diversified, Inc. ("the Company") is a diversified healthcare company that provides home healthcare and alternate site healthcare, skilled nursing, and pharmacy management and distribution services to more than 175 thousand patients in 37 states. All products and services are provided through a national network of Company owned and franchise locations.

   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position and the results of operations. These results are not necessarily indicative of the results to be expected for the entire year.

   SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company in preparing its financial statements are set forth in Note 2 to the financial statements included in its Form 10-K for the year ended March 31, 2002. The Company has made no changes to these policies during this quarter.

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

Due to the Company's recent acquisitions (see Note 3), a portion of the Company's service revenues are derived under a form of franchising pursuant to a license agreement under which independent companies or contractors represent the Company within a designated territory. These licensees assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

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

2) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue to operate as a going concern is dependent on its ability to restructure payments on existing debt or raise additional capital through issuance of additional equity securities. There is no guarantee that funding will be available on terms acceptable to the Company.

The Company continues to experience losses from continuing operations. At June 30, 2002, the Company had negative working capital from continuing operations of $177.0 million (excluding $10.3 million negative working capital of discontinued operations). Cash and cash equivalents at June 30, 2002 was $10.6 million.

Tender Loving Care Health Care Services ("TLCS"), a subsidiary of the Company, has a repayment agreement ("the Agreement") with the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) for the repayment of all excess Periodic Interim Payment ("PIP") amounts and all audit liabilities relative to Medicare audits for periods through February 28, 2001. The balance due recorded as of June 30, 2002 is $52.2 million. The

Agreement provides for aggregate monthly payments of principal and interest through May 2005. The required monthly payments are $1 million through November 2002, $1.5 million from December 2002 through May 2004 and $1.75 million from June 2004 through April 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the government rate of interest (currently at 13.75% per annum). United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company. Based on this repayment plan the Company will pay, excluding interest, $14 million through March 2003, $20.5 million through March 2004 and a balloon payment of $21.5 million in the period ended March 2005.

Additionally, a TLCS financing agreement with National Century Financial Enterprises ("NCFE") contains certain covenants under which TLCS was technically in breach. TLCS has obtained all necessary waivers from NCFE on those covenants through December 31, 2002. If NCFE does not continue to make purchases of accounts receivables, TLCS would not have sufficient cash to support its current level of operations.

In addition, the Company's relationship with our primary lender, NCFE, has recently become uncertain. The Company has experienced funding that is unpredictable in timing and amount. These cash shortages have recently resulted in our inability to meet certain obligations as they became due. The Company is exploring alternatives to secure additional funding and is exploring all available, legal and other appropriate means to rectify this uncertainty with NCFE including and not limited to selling assets. Management cannot estimate the outcome or resolution to this funding matter. Any continued disruption in funding will have an adverse impact in our operations and financial condition.

Effective July 15, 2002 the Company was delisted from the American Stock Exchange ("AMEX"). Our Common Stock is currently trading on the pink sheets under the symbol "MDDV.PK". Further, the Company's stock was trading at between $0.04 to $0.30 per share during August and September 2002. These factors may affect the Company's ability to obtain equity or debt financing.

3) BUSINESS COMBINATIONS

ACQUISITIONS FOR THE FISCAL YEAR ENDING MARCH 31, 2002

Acquisitions

On August 6, 2001, the Company acquired Chartwell Diversified Services, Inc. ("Chartwell"). Donald Ayers, a member of the Company's board of directors was an indirect shareholder of Chartwell.

On October 19, 2001, the Company signed a definitive merger agreement to acquire TLCS, a publicly traded Company, headquartered in Lake Success, New York. The Company finalized the legal merger with TLCS and a wholly owned subsidiary of ours on February 14, 2002. In connection with the Merger, each share of TLCS stock owned by us was canceled and retired. TLCS' stock is no longer registered and is no longer publicly traded. We have acquired and cancelled 14.5 million or 99.3% of the outstanding TLCS shares.

The Company accounted for the TLCS and Chartwell acquisition's under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. Accordingly, Chartwell's assets and liabilities were recorded at their initial estimated fair market value, less certain adjustments, as of the date of the Chartwell acquisition.

The following pro forma information gives effect to the acquisition of TLCS and Chartwell as if such transaction had occurred at April 1, 2001 (unaudited, in thousands except per share amounts):




                                                3 MONTHS ENDED
                                                JUNE 30, 2001
                                               ----------------
Net sales                                         $ 117,001
Costs and expenses                                  150,822
Amortization of goodwill                              2,397
Net loss from continuing operations                 (45,839)
Net loss from continuing operations per share     $   (0.34)


4) JOINT VENTURES

As a result of the Chartwell merger, in August 2001, the Company has investments in nine (9) joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company's ownership in the joint ventures includes: one with 80% interest which is consolidated, one with 45% interest and seven with 50% interest accounted for on the equity basis of accounting. In addition, the Company provides various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years.

A condensed balance sheet at June 30, 2002 and a condensed statement of operations of the joint ventures accounted for on the equity method for the 3 months ended June 30, 2002 are as follows (in thousands):






CONDENSED COMBINED BALANCE SHEET                                        CONDENSED COMBINED STATEMENT OF OPERATIONS
-------------------------------                                         ------------------------------------------
Current assets                             $ 22,020                     Revenues                            $18,232
Non current assets                            5,367                     Expenses                             16,205
                                             -------                                                        -------
                                           $ 27,387                                                           2,027

                                           ========                     Net income allocated to
                                                                        other members                         1,121
Current liabilities                        $  5,815                                                         -------
Non current liabilities                         557                     Net income                          $   906
                                                                                                            =======
                                           ========
Members equity:
Company                                      10,993
Other members                                10,022
                                           --------
                                           $ 27,387
                                           ========


5) FINANCING ARRANGEMENTS

Indebtedness at June 30, 2002 and March 31, 2002 consists of the following, (in thousands):




                                                     JUNE 30, 2002             MARCH 31, 2002
                                                     -------------             --------------
Borrowings under credit facility                     $  122,911                  $ 106,111
Notes payable related to acquisitions                     3,280                      3,325
Term Notes                                               28,679                     28,679
Convertible debentures                                   70,000                     70,000
Other notes payable                                      16,382                     12,077
                                                     ----------                 ----------
Total                                                   241,252                    220,192
Less current portion                                   (148,647)                  (121,571)
                                                     ----------                 ----------
                                                         92,605                     98,621
Market premium on term notes                                846                        846
                                                     ----------                 ----------
Long-term portion of debt and related party debt
                                                      $  93,451                  $  99,467
                                                     ==========                 ==========


On June 28, 2002, the Company amended a $4.0 million Promissory Note and Stock Pledge Agreement with NCFE to extend the due date to June 30, 2003. The principal amount on the Promissory Note has been increased to $4.4 million to include interest accrued from the inception of the note through June 28, 2002. The amended Promissory Note carries an interest rate of 14% per annum with interest payments beginning in August 2002.

On June 28, 2002, the Company entered into two Promissory Notes with NCFE, each in the amount of $2.5 million. The Promissory Notes carry an interest rate of 8.5% per annum with interest payments beginning in July 2002. Principal is due and payable upon the occurrence of a sale of Company assets with proceeds in excess of $5.0 million or a public offering of stock by any of the Subsidiaries of the Company or July 28, 2003, whichever is earlier.

CONVERTIBLE DEBENTURES AND DEBENTURES ISSUED TO PRIVATE INVESTMENT BANK LTD ("PIBL") OR ITS AFFILIATES

In December 2001, we entered into a series of five (5) short form convertible debentures with PIBL. The short form debentures provided for an aggregate of up to $85.0 million in financing as summarized below:




                                                         Shares of our Common Stock
Debenture No.        Amount                              Subject to Pledge and Issuance
---------------------------------------------------------------------------------------
     1             $25,000,000                                 8,250,000
     2             $15,000,000                                 4,950,000
     3             $5,000,000 up to $20,000,000
     4             $12,500,000
     5             $12,500,000

Each of the debentures provides for the following terms: (a) a stated interest rate of seven percent (7%) per annum, payable at maturity, (b) a maturity date of June 28, 2002 (refinanced August 2002, See Note 12 Subsequent Events) and (c) collateral in the form of our U.S. Government Medical gross accounts receivable in the amount of approximately one hundred forty percent (140%) of the total amount funded. Debentures 1 and 2 provide that such debentures are convertible at the option of PIBL at any time after January 1, 2002 by PIBL or its designee, for the number of shares of our common stock pledged as collateral under each debenture. We may pre-pay these obligations in full without penalty at any time prior to maturity or Conversion. Debentures 3, 4 and 5 can be pre-paid prior to maturity, without penalty, upon giving PIBL written notice 14 days in advance of payment, but in any case not before March 31, 2002. This financing replaces and supercedes our September 5, 2001 financing arrangement with SFSL.

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

On December 28, 2001, debentures 3, 4 and 5 were funded for a total of $30 million. In connection with funding of debentures 3, 4 and 5, we entered into a Commission Agreement pursuant to which, as consideration for arranging for the financing, we provided SFSL with a commission of $2.7 million, 3 million shares of our common stock and a warrant to purchase an additional 2 million shares of our common stock at a purchase price of $4.20 per share. Additionally, 10 million shares of our common stock were pledged to SFSL as collateral for the January 4, 2002 funding with SFSL. SFSL has the unilateral right to purchase bondholder position for the conversion rights of the 10 million shares at $3.00 per share.

6) DISCONTINUED OPERATIONS

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd. ("e-Net"). On June 15, 2001, e-Net voluntarily filed for receivership. In accordance with EITF 95-18, ACCOUNTING AND REPORTING FOR A DISCONTINUED BUSINESS SEGMENT WHEN THE MEASUREMENT DATE OCCURS AFTER THE BALANCE SHEET DATE BUT BEFORE THE ISSUANCE OF FINANCIAL STATEMENTS, the Company reflected the discontinued operations in the fiscal year ended March 31, 2001. The Company estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

The net sales, expenses, net assets and net liabilities of e-Net have been included in the Company's condensed consolidated financial statements under discontinued operations, since these operations represented 100 percent of the Company's product business segment and contributed less than 1 percent to any other business segment. The financial information included herein provides the components comprising the results from discontinued operations (in thousands):



                                          FOR THE THREE MONTHS ENDED
                                                   June 30,
                                         ----------------------------
                                            2002              2001
                                         ----------         ---------
Net sales                                 $     --           $ 3,005

Total costs and expenses                        --             6,008
                                          --------            ------
Operating loss from discontinued
     operations                                 --             3,003

Interest and taxes                              --                31
                                          --------            ------
Net loss from discontinued
     operations                           $     --           $ 3,034
                                          ========           =======


The following is a condensed balance sheet for e-Net at June 30, 2002 and March 31, 2002 (in thousands):




                                           JUNE 30,           MARCH 31,
                                             2002               2002
                                          ---------          ----------
Total assets                              $   2,314          $    2,314
                                          =========          ==========

Total liabilities                            11,222              11,222

Stockholder's deficit                        (8,908)             (8,908)
                                          ---------         -----------
                                          $   2,314         $     2,314
                                          =========         ===========

7) STOCK, WARRANTS AND STOCK OPTIONS

On April 2, 2002, the Company entered into a settlement agreement with a former shareholder of Illumea corporation. Under the terms of the settlement agreement the company agreed to issue 700 thousand shares of the Company's restricted common stock valued at approximately $665 thousand based on the closing price of the Company's stock on April 2, 2002, the shares were issued on July 11, 2002. All amounts related to this settlement, approximately $995 thousand, including $300 thousand in cash, were recorded and expensed in the period ended March 31, 2002.

On April 5, 2002 and June 11, 2002, the Company issued 316 thousand unrestricted shares of common stock and 1 million shares of restricted common stock, respectively, and a warrant to purchase 1.5 million shares of common stock at $1.50 per share to Cappello Capital Corporation in conjunction with the settlement of a lawsuit in March 2002. All amounts related to the settlement, approximately $2.1 million, were recorded and expensed in the period ended March 31, 2002.

During the three months ended June 30, 2002, the Company granted stock options to employees to purchase 820 thousand shares of the Company's stock at $0.68 per share. These options were granted in accordance with the Company's stock option plans with exercise prices based on the market price of the Company's stock at the time of grant. The Board of Directors has approved these grants.

8) BASIC AND FULLY DILUTED LOSS PER SHARE

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

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. A summary of the shares used to compute net loss per share is as follows (in thousands):



                                                             THREE MONTHS ENDED JUNE 30,
                                                                 2002            2001
                                                           --------------  --------------
Weighted average common shares used to compute basic
  net loss per share ...............................            147,720          79,796
Effect of dilutive securities ......................               (916)             --
                                                                --------         ------
Weighted average common shares used to compute
  diluted net loss per share .......................            146,804          79,796
                                                                =======          ======


As of June 30, 2002 and 2001, options and warrants to purchase approximately
56.4 million and 20.0 million shares of common stock were outstanding, respectively. The common stock equivalents that were anti-dilutive were excluded from the computation of diluted loss per share for the three months ended June 30, 2002 and 2001 as such options and warrants were anti-dilutive. In accordance with SFAS No. 128, Earnings Per Share, the Company has included options and warrants to acquire 916 thousand shares in basic earnings per share because they are issuable for little or no cash consideration. These shares have been removed from diluted earnings per share because they are anti-dilutive.

9) SEGMENT INFORMATION

The Company derives its net sales from three operating segments: (1)Home Health Services comprised of skilled nursing care and attendant care services in the home, (2) Pharmacy Services comprised of pharmaceutical management and distribution services and (3) Internet based transaction and information services comprised of our Distance Medicine and Medical e-Business products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies which are contained in the Company's March 31, 2002 Annual Report on Form 10-K. The Company evaluates performance based on operating earnings of the respective business segments; as such there is no separately identifiable statements of operations data below operating loss.

The Company's financial information by business segment is summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, assets included in the Other column includes $2.3 million in assets from discontinued operations as of June 30, 2002 and March 31, 2002, respectively. (In thousands):



                                                     DISTANCE
                                                     MEDICINE       PHARMACY      HOME HEALTH      OTHER          TOTAL
                                                     --------      ---------      -----------    ---------     ----------
Three Months Ended June 30, 2002

Net Sales .....................................     $     583      $  14,154      $  83,656      $      --      $  98,393
Operating (Loss)/Income Before Depreciation and
    Amortization ..............................        (1,170)         1,238            591         (3,413)        (2,754)
Depreciation and Amortization .................             8            231            993            240          1,472
Operating Income (Loss) .......................        (1,178)         1,007           (402)        (3,653)        (4,226)
Capital Expenditures ..........................            90              4            246              2            342
Total Assets as of June 30, 2002 ..............     $     334      $  33,858      $  64,384      $ 103,949      $ 202,525

Three Months Ended June 30, 2001

Net Sales .....................................     $   2,442      $  21,732      $      --        $    --      $  24,174
Operating Loss Before Depreciation and
   Amortization ...............................        (2,880)        (4,212)            --         (9,491)       (16,583)
Depreciation and Amortization .................           281            144             --            428            853
Operating Loss ................................        (3,162)        (4,356)            --         (9,918)       (17,436)
Capital Expenditures ..........................            --             56             --              5             61
Total Assets as of March 31, 2002 .............     $   1,485      $  32,291      $  67,130      $ 111,934      $ 212,840


The Company's U.S. sales from its pharmacy services and home health services segments are paid through third party payors including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients. During the three months ended June 30, 2002, approximately 81% of the sales from these segments were reimbursable by Medicare and Medicaid.

During the three months ended June 30, 2001, the Company's U.S. operations from its distance medicine segment had one customer whose sales, on an individual basis, represented over 5 percent of distance medicine operations' net sales for an aggregate of 28.6 percent. This customer, NCFE a related party, represented less than 5 percent of the Company's total sales.

10) CONTINGENCIES AND LEGAL MATTERS

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

11) ADOPTION OF NEW ACCOUNTING STANDARDS

On April 1, 2002, we adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. Separable intangible assets with finite lives continue to be amortized over their useful lives. We have not yet determined the impact, if any, of adopting the goodwill impairment provisions of SFAS No. 142.




                                             Gross Carrying Amount    Accumulated Amortization

(thousands of dollars)                      June 30,      March 31,     June 30,    March 31,
                                              2002          2002          2002         2002
                                            --------     ----------     -------     ---------
Amortized intangible
assets:

Administrative service agreements            $ 7,950        8,299       (3,413)       (3,206)
                                             -------     --------      -------       -------

Total amortized intangible assets              7,950        8,299       (3,413)       (3,206)
                                             -------     --------      -------       -------

Unamortized identifiable
intangible assets:                                --           --           --            --
                                             -------     --------      -------       -------

Total identifiable
intangible assets*                           $ 7,950     $ 8,299       $(3,413)      $(3,206)
                                             =======     =======       =======       =======


* Included in Other assets.

Total amortization expense for intangible assets was $207 thousand for the three months ended June 30, 2002. The annual amortization expense expected for the years 2003 through 2008 is as follows:




                                              ($ in thousands)
                          2003                     $  830
                          2004                     $  830
                          2005                     $  830
                          2006                     $  830
                          2007                     $  830
                          2008                     $  387
                                                   ------
                                                   $4,537
                                                   ======


ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

On April 1, 2002, we adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Under these rules, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 has no impact on our current operations.

12) SUBSEQUENT EVENTS

The following is a discussion of significant events subsequent to June 30, 2002.

AMERICAN STOCK EXCHANGE

On June 28, 2002, the Company announced that it had withdrawn its appeal of the AMEX delisting determination and that AMEX consented to the Company's request to voluntarily delist the Company's common stock on the AMEX effective at the close of trading on July 15, 2002. Beginning on July 16, 2002, the Company's common stock is quoted on the "Pink Sheets".

NETWORK AND VIDIMEDIX SETTLEMENTS

As more fully discussed in Note 10, the Company entered into settlement agreements with Network, PrimeRx and its principal shareholders and the plaintiffs in the Vidimedix matter.

SECURITIES AND EXCHANGE COMMISSION INQUIRY

On July 26, 2002, our Board of Directors received a letter from KPMG pursuant to which KPMG resigned from its position as our independent auditors. Refer to the Company's Form 8-K/A filed August 19, 2002.

As a result of KPMG's letter dated July 26, 2002 communicating alleged illegal acts as well as their resignation, the Securities and Exchange Commission ("SEC") has initiated an informal inquiry. As of the date of this Form 10-Q filing, we have had preliminary discussions with the SEC, although we have not been informed of and are not aware of any conclusions the SEC has reached related to their inquiry. We also are not aware of whether the informal inquiry will result in a formal investigation by the SEC.

FINANCING ARRANGEMENTS

On August 14, 2002 the Company refinanced $70 million of debentures with Private Investment Bank Limited ("PIBL"), see Note 5. To secure the extension, the Company paid $12.5 million to reduce the principal balance with additional principal reduction payments over the term as follows; $100 thousand per month through July 2003, $400 thousand per month through January 2004 and $600 thousand per month through May 2004, $25 million on July 31, 2003 and the balance of $26.5 million due on June 28, 2004. Interest at a rate of 7% per annum is to be paid quarterly. The Company also paid $2.5 million in accrued interest due as of June 28, 2002. The $12.5 million principal reduction payment was funded by TEGCO Investments LLC ("TegCo"), an entity which is majority owned by the Company's CEO. The TegCo debt is subordinate to the PIBL debentures and is due on June 29, 2004. Additionally, as a result of this refinancing approximately $68.9 million of the outstanding balance will be reported as long-term debt on the consolidated balance sheet at June 30, 2002. As of October 31, 2002, we have been notified by PIBL's counsel that they believe there have been certain technical breaches by us under the terms of this refinancing. We are actively addressing these issues.

As previously disclosed in our Form 10-K for the fiscal year ending March 31, 2002, counsel for PIBL has notified us through counsel that they believe there are certain technical breaches under the terms of the Amended Agreement. These alleged breaches include 1) a failure to redirect certain collections of aged accounts receivable purchased by American Reimbursement, LLC ("ARL") to PIBL; 2) failure to maintain an independent member of ARL; 3) a shortfall in a quarterly interest payment of approximately $14,000; and 4) our failure to provide definitive financial statements for the quarter ending June 30, 2002. With respect to the alleged failure to redirect payments for ARL, NCFE, acting as the servicer of the accounts receivable purchased by ARL under certain purchase agreements, is unwilling and/or unable to comply with the terms of those agreements. We are exploring numerous options, legal and otherwise, to bring NCFE into compliance with such agreements. We are actively seeking a replacement for the independent member, which withdrew from ARL when its principal member joined our Board of Directors. Our calculation of the quarterly interest payment (which payment amounted to over $1 million) differed from PIBL's calculation, and we are working to resolve this discrepancy. The filing of this Form 10-Q enables us to provide the definitive financial statements PIBL seeks.

                                     ITEM 2
                              MED DIVERSIFIED, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Report that relate to management's expectations, intentions or beliefs concerning future plans, expectations, events and performance are "forward-looking" within the meaning of the federal securities laws. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. These forward-looking statements include assumptions, beliefs and opinions relating to the Company's business and growth strategy based upon management's interpretation and analysis of its own contractual and legal rights, of management's ability to satisfy industry and consumer needs with its technologies, of healthcare industry trends, and of management's ability to successfully develop, implement, market and/or sell its network transaction processing services, software programs, clinical and financial transaction services, and e-commerce systems to its clientele. Management's forward-looking statements further assume that the Company will be able to successfully develop and execute on its strategic relationships. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of the Company's products, changing technology, competition in the health-care market, government regulation of health care, the Company's limited operating history, general economic conditions, availability of capital, the outcome of pending litigation and other factors. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company's expectations. Some important factors that could cause our actual results to differ materially from those projected in such forward-looking statements are discussed in the March 31, 2002 Form 10-K.

OVERVIEW

There are significant uncertainties about our ability to continue as a going concern. We have suffered recurring losses from operations and have consistently had negative working capital from continuing operations and lower than needed levels of cash. On June 30, 2002, we had negative working capital of $177.0 million (excluding $10.3 million of negative working capital from discontinued operations) and accumulated deficit of $628.8 million and a deficit stockholders' equity of $208.6 million. During fiscal years ended March 31, 2002 and 2001, net losses from continuing operations included asset impairment charges of $175.1 million and $201 million, respectively. These charges reduced assets from continuing operations and our stockholders' equity.

In August 2002 we refinanced, with the existing lender, debentures totaling $70 million. Terms of the refinance included a $12.5 million principal reduction and an extension of the due date to June 28, 2004. However, we must also extend, refinance, or raise cash to meet our obligations with respect to the $148.6 million of indebtedness that is due under contractual arrangement over the next 12 months. While we are confident of our ability to arrange extensions, we have not commenced serious discussions with the creditors of this indebtedness and we cannot assure that we will be successful in doing so on terms and conditions that are acceptable. If we are not successful in obtaining additional funding or extending our short-term obligations, we may not be able to continue as a going concern.

In addition to extending our short-term indebtedness, our principal focus will be to generate positive cash flow from our continuing operations primarily from our business units. We will continue to eliminate redundancies at all staff levels and locations consistent with this objective. Our current plan indicates that these efforts will yield positive cash flow sometime during the first quarter of fiscal 2004, reduce operating losses throughout the year and generate positive earnings sometime during the fourth quarter of 2004. However, our earnings analysis has not considered any additional write-downs or impairments of our intangible assets that may be required. Any such write-downs could have a material adverse effect on our results of operations and stockholders' equity, however are not expected to impact our cash flows from operations.

RESULTS OF OPERATIONS

Results of Continuing Operations:

The results of operations presented herein reflect the unaudited consolidated net sales and expenses from continuing operations for the three months ended June 30, 2002 and 2001. In addition, we have included in the comparisons below the unaudited pro forma financial information for the three months ended June 30, 2001 ["Proforma 2001"] to include the acquisitions of Chartwell and TLCS as if these transactions occurred on April 1, 2001. For more detailed information regarding the pro forma effects of these mergers SEE Forms 8-K/A filed February 11, 2002 and February 20, 2002.

Information presented in the table below is unaudited (in thousands):




                                                       June 30,             Proforma
                                                 2002           2001          2001
                                              ---------      ---------      ---------
Net sales ...............................     $  98,393      $  24,174      $ 117,001
Costs and expenses:
   Cost of sales ........................        55,251         17,859         70,285
   Research and development .............                          692            692
   Sales and marketing ..................           315          3,502          3,502
   General and administrative ...........        45,232         18,704         74,040
   Asset impairment charges .............           349             --             --
   Depreciation and amortization ........         1,472            853          4,700
                                              ---------      ---------      ---------
Total costs and expenses ................       102,619         41,610        153,219
                                              ---------      ---------      ---------
Operating loss from continuing operations     $  (4,226)     $ (17,436)     $ (36,218)
                                              =========      =========      =========
Net loss from continuing operations .....     $ (16,200)     $ (17,552)     $ (45,839)
                                              =========      =========      =========


The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three months ended June 30, 2002 (in thousands):




                                        Chartwell       Joint Ventures*
Net sales                               $ 25,133            $ 18,231
Cost of sales                             18,220              10,720
                                        --------            --------
Gross profit                               6,913               7,511
Operating expenses                         4,886               5,191
                                        --------            --------
Income from operations                     2,027               2,320
Depreciation and amortization               (234)               (284)
Other income/(expense)                      (890)                (23)
Equity in earnings of joint venture          906                  --
Joint venture earnings allocated to
 other members                              --                (1,107)
                                        --------            --------
Net income                              $  1,809            $    906
                                        ========            ========

As noted above, Chartwell's income from operations under management for the three months ended June 30, 2002 totaled $906 thousand.

*Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger the Company has investments in nine (9) joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company's ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and seven with 50 percent interest accounted for on the equity basis of accounting. Total Chartwell revenue under management for the three months ended June 30, 2002, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, is $43.4 million.

NET SALES

Net sales for the three months ended June 30, 2002, 2001 and Proforma 2001 are summarized as follows (in thousands):



                                                                    Proforma
     SEGMENT                                2002         2001         2001
     -------                              --------     --------     --------
Distance Medicine Solutions               $    583     $  2,442     $  2,442

Pharmacy Management and Distribution        14,154       21,732       34,693

Home Health/Alternative Site Services       83,656         --         79,866
                                          --------     --------     --------
                                          $ 98,393     $ 24,174     $117,001
                                          ========     ========     ========

Net sales in the distance medicine solutions segment decreased by approximately 76% in the three months ended June 30, 2002 as compared to the comparable period of the prior year. These decreases resulted primarily from the Company's efforts at focusing on more profitable products, lower consulting revenues during the respective periods, and the Company's decision to abandon products that were not considered likely to be profitable in the future.

Pharmacy revenues for the three months ended June 30, 2002, 2001 and Proforma 2001 are summarized as follows (in thousands):




                                                                  Proforma
          SEGMENT               2002              2001             2001
          -------               ----              ----            ------
         PrimeRx               $     --         $ 18,758        $ 18,758

         Chartwell               10,632               --          12,961

         Resource                 3,522            2,974           2,974
                               --------         --------        --------
                               $ 14,154         $ 21,732        $ 34,693
                               ========         ========        ========


PrimeRx, including Network, revenues decreased in the three months ended June 30, 2002 compared to comparable period in 2001 as a result of the Company's decision to not consolidate Network subsequent to August 1, 2001 and the Company's decision to dispose of unprofitable pharmacy operations of PrimeRx in the first and second quarters of fiscal 2002.

Chartwell pharmacy revenues of $10.6 million in the three months ended June 30, 2002 increased over comparable prior year period as a result of the August 6, 2001 acquisition of Chartwell. Compared with Proforma 2001, Chartwell pharmacy revenues decreased approximately $2.3 million or 18% due to decreased patient referrals and other competitive factors.

Resource pharmacy revenues increased approximately $548 thousand in the three months ended June 30, 2002 compared to 2001 as a result of increased sales efforts for existing and new customers.

Home health revenues increased from $0 in the three months ended June 30, 2001 to $83.6 million during the three months ended June 30, 2002. These increases were a result of home health revenues generated as a result of the Chartwell and TLCS acquisitions on August 6, 2001 and November 28, 2001, respectively. A comparative proforma analysis indicates a $3.8 million or 4.8% increase in revenues due to increased patient admissions for Medicare services.

COSTS AND EXPENSES

   Cost of Sales

Cost of sales for the three months ended June 30, 2002, 2001 and Proforma 2001 are summarized as follows (in thousands):




                                                                            Proforma
               SEGMENT                               2002         2001        2001
               -------                             --------     --------    --------
    Distance Medicine Solutions                    $    288     $  1,752     $  1,752

    Pharmacy Management and Distribution              8,698       16,107       23,963

    Home Health/Alternative Site Services            46,265           --       44,570
                                                   --------     --------     --------
                                                   $ 55,251     $ 17,859     $ 70,285
                                                   ========     ========     ========


Cost of sales as a percentage of sales for the three months ended June 30, 2002, 2001 and Proforma 2001 are summarized as follows:



                                                              Proforma
       SEGMENT                              2002      2001      2001
       -------                              ----      ----      -----
Distance Medicine Solutions                 49.4%     71.8%     71.8%

Pharmacy Management and Distribution        61.5%     74.1%     69.0%

Home Health/Alternative Site Services       55.3%       --      55.8%


Distance Medicine Solutions cost of sales declined in the three months ended June 30, 2002 compared to the same periods in 2001 as a result of a decrease in sales of products which have a significantly lower gross margin than consulting services.

Pharmacy cost of sales in the three months ended June 30, 2002 decreased with the same periods in 2001 because of favorable vendor pricing associated with our Chartwell revenues. The gross margin on Chartwell revenues is higher than those on Network and other pharmacy operations in 2001.

Home health cost of sales represents the direct costs of providing services to patients, including provider wages, cost of medical supplies and the cost of contracted services.

   OTHER INCOME (EXPENSE)

Interest expense has increased to a net expense of $12.8 million for the three months ended June 30, 2002 compared to $317 thousand for the three months ended June 30, 2001. The increase is attributed to our $70 million debenture financing and existing debt acquired in the Chartwell and TLCS acquisitions.

Results of Discontinued Operations:

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd. ("e-Net"). On June 15, 2001, e-Net voluntarily filed for receivership. In accordance with EITF 95-18, ACCOUNTING AND REPORTING FOR A DISCONTINUED BUSINESS SEGMENT WHEN THE MEASUREMENT DATE OCCURS AFTER THE BALANCE SHEET DATE BUT BEFORE THE ISSUANCE OF FINANCIAL STATEMENTS, the Company reflected the discontinued operations in the fiscal year ended March 31, 2001. The Company estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

The net sales, expenses, net assets and net liabilities of e-Net have been included in the Company's condensed consolidated financial statements under discontinued operations, since these operations represented 100 percent of the Company's product business segment and contributed less than 1 percent to any other business segment. The financial information included herein provides the components comprising the results from discontinued operations (in thousands):



                                           FOR THE THREE MONTHS ENDED
                                                   June 30,
                                           --------------------------
                                              2002             2001
                                           ---------        ---------
Net sales                                  $      --        $   3,005

Total costs and expenses                          --            6,008
                                           ---------        ---------
Operating loss from discontinued
     operations.                                  --            3,003

Interest and taxes                                --               31
                                           ---------        ---------
Net loss from discontinued
     operations.                           $      --        $   3,034
                                           =========        =========

The following is a condensed balance sheet for e-Net at June 30, 2002 and March 31, 2002 (in thousands):



                                           JUNE 30,          MARCH 31,
                                            2002               2002
                                          ---------         ----------
Total assets                              $   2,314         $    2,314
                                          =========         ==========

Total liabilities                            11,222             11,222

Stockholder's deficit                        (8,908)            (8,908)
                                          ---------         ----------
                                          $   2,314         $    2,314
                                          =========         ==========

LIQUIDITY

There are significant uncertainties about our ability to continue as a going concern. We have suffered recurring losses from operations and have consistently had negative working capital from continuing operations and lower than needed levels of cash. On June 30, 2002, we had negative working capital of $177.0 million (excluding $10.3 million of negative working capital from discontinued operations) and accumulated deficit of $628.8 million and a deficit stockholders' equity of $208.6 million.

In addition, we have consistently used cash in operations, including cash used in operating activities of $13.8 million and $5.7 million in the three months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the current portion of our long-term debt and related party debt was $148.6 million. As a result, we have relied upon funding through loans from private investors, sales of equity securities, and various credit facilities. These sources of funding have often included terms that are less favorable than our management desires. However, our need of funds to meet current operating needs, as well as funds necessary for acquisitions has required us to enter into such less favorable agreements. We have projected that we cannot meet our current cash operating needs through June 30, 2003 without other sources of funds.

The TLCS financing agreement contains certain covenants under which TLCS is currently in breach. TLCS has obtained all necessary waivers from the financing facility on those covenants through December 31, 2002. If the financing facility does not continue to make purchases of accounts receivables, TLCS would not have sufficient cash to support its current level of operations. Furthermore, TLCS has approximately $52.2 million in Medicare and Medicaid liabilities that are payable over the next four years.

In addition, the Company's relationship with our primary lender, NCFE, has recently become uncertain. The Company has experienced funding that is unpredictable in timing and amount. These cash shortages have recently resulted in our inability to meet certain obligations as they became due. The Company is exploring alternatives to secure additional funding and is exploring all available legal and other appropriate means to rectify this uncertainty with NCFE. Management cannot estimate the outcome or resolution to this funding matter. Any continued disruption in funding will have an adverse impact in our operations and financial condition.

Although the Company has entered into agreements to provide funding, the sale of common stock relative to the fundings is contingent upon many performance targets that we have not demonstrated that we can meet. Therefore, we cannot depend on these financing facilities to provide us the required funding to meet our operational needs. In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

     1.   Implement our business strategy.


     2. Obtain additional funding either in the form of equity or debt financing to support our operating cash requirements as well as cash required for acquisitions through June 30, 2003.

     3. Continue to integrate Chartwell and TLCS operations with ours to take advantage of cost savings and potential generation of future sales to provide sources of additional funds.

     4. Renegotiate TLCS Financing Agreement with NCFE to ensure cash is available.

If we are not successful in obtaining the funding or resolving the matters referred to above, and we do not obtain other sources of funding to replace these commitments, we may not be able to fund our operations or support our capital needs and business strategy beyond June 30, 2003. Accordingly, our ability to continue as a going concern is in question.

Our independent auditors stated in their "Report of Independent Accountants" on our consolidated financial statements as of and for the years ended March 31, 2002 and 2001 that there is substantial doubt about our ability to continue as a going concern.

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

ITEM 2. CHANGES IN SECURITIES.

During the three months ended June 30, 2002, the Company had two transactions involving the issuance of unregistered securities of its common stock:

On April 2, 2002, the Company entered into a settlement agreement with a former shareholder of Illumea Corporation, a subsidiary of the Company now called Tresle Corporation. Under the terms of the settlement agreement the company agreed to issue 700 thousand shares of the Company's restricted common stock valued at approximately $665 thousand based on the closing price of the Company's stock on April 2, 2002. The shares were issued in July 2002.

On June 11, 2002, the Company issued 1 million restricted shares of common stock, valued at approximately $1.3 million, and a warrant to purchase 1.5 million shares of common stock at $1.50 per share, valued at $844 thousand based on the Black-Scholes valuation model, to Cappello Capital Corporation in conjunction with the settlement of a lawsuit in March 2002.

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

We filed a Form 8-K, dated August 19, 2002, reporting under Item 4 the appointment of Brown & Brown, LLP as our independent auditor.

We filed a Form 8-K, dated September 19, 2002, reporting under Item 5 the appointment of two new members to our Board of Directors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Med Diversified, Inc.


Date:  November 5, 2002           By: /s/ Frank P. Magliochetti
                                      ----------------------------------------
                                          Frank P. Magliochetti
                                          Chairman and Chief Executive Officer



                                  By: /s/ James A. Shanahan
                                      ----------------------------------------
                                          James A. Shanahan
                                          Vice President of Finance
                                          and Accounting, Corporate Controller
                                          (Principal Accounting Officer)

                                  CERTIFICATION

I, Frank P. Magliochetti, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Med Diversified, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  November 5, 2002           /s/ Frank P. Magliochetti, Jr.
                                  ------------------------------------
                                  Frank P. Magliochetti, Jr.
                                  Chief Executive Officer

                                  CERTIFICATION

I, James A. Shanahan, certify that:

     4. I have reviewed this quarterly report on Form 10-Q of Med Diversified, Inc.;

     5. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     6. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    November 5, 2002         /s/ James A. Shanahan
                                  --------------------------------------------
                                  James A. Shanahan
                                  Vice President of Finance and Accounting,
                                  Corporate Controller, Principal Accounting
                                  Officer