Form 10-Q
period 2002-09-30
MED DIVERSIFIED INC
filed 2002-11-19
CIK 800181

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002


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


                         Yes [x]                No [ ]


As of October 31, 2002, 148,661,526 shares of common stock, $.001 par value per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                      INDEX

                                                                               PAGE NO.
PART I.  FINANCIAL INFORMATION..................................................  3

     ITEM 1.  FINANCIAL STATEMENTS


         Condensed Consolidated Balance Sheets at September 30, 2002
           (unaudited) and March 31, 2002.......................................  3

           Condensed Consolidated Statements of Operations for the Three Months
           ended September 30, 2002 and 2001 (unaudited)......................... 4

         Condensed Consolidated Statements of Operations for the Six Months
           ended September 30, 2002 and 2001 (unaudited)......................... 5

         Condensed Consolidated Statements of Cash Flows for the Six Months
           ended September 30, 2002 and 2001 (unaudited)......................... 6

         Notes to the Condensed Consolidated Financial Statements at
           September 30, 2002 (unaudited)........................................ 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS............................................. 14

     ITEM 3.  CONTROLS AND PROCEDURES........................................... 21

PART II.  OTHER INFORMATION......................................................22

     ITEM 1.  LEGAL PROCEEDINGS................................................. 22

     ITEM 2.  CHANGES IN SECURITIES............................................. 22

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................... 22

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 22

     ITEM 5.  OTHER INFORMATION................................................. 22

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................. 22

SIGNATURE....................................................................... 24


                              MED DIVERSIFIED, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                          SEPTEMBER 30,   MARCH 31,
                                                                              2002          2002
                                                                          (unaudited)
                                                                          ------------   -----------
 ASSETS
 Current Assets:

   Cash & cash equivalents                                                $   8,676      $    8,093
   Accounts receivable, net                                                  52,948          58,806
   Accounts receivable from affiliates, net                                   5,167           5,199
   Inventory                                                                  2,308           2,688
   Other current assets                                                       2,723           3,196
                                                                       ------------    ------------
                                                                             71,822          77,982
                                                                       ------------    ------------
 Non-Current Assets:
   Property and equipment, net                                               16,425          18,190
   Goodwill, net                                                             89,360          89,360
   Investments                                                                9,760           9,865
   Deferred charges                                                             273           8,471
   Assets of discontinued operations                                          2,314           2,314
   Intangibles and other assets                                               6,369           6,658
                                                                       ------------    ------------
                                                                            124,501         134,858
                                                                       ------------    ------------

      TOTAL ASSETS                                                        $ 196,323     $  212,840
                                                                       ============    ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities:
   Accounts payable                                                       $  19,363     $    20,583
   Accrued salaries and benefit costs                                        25,631          28,557
   Accrued liabilities                                                       38,670          55,981
   Due to government agencies                                                14,332          11,647
   Related party liabilities                                                    650              --
   Related party debt                                                       147,041         110,557
   Liabilities of discontinued operations                                    10,270          10,270
   Current maturities of capital leases                                       1,831           2,012
   Current maturities of long-term debt                                      13,302          11,014
                                                                       ------------    ------------
                                                                            271,090         250,621
                                                                       ------------    ------------
 Long-Term Liabilities:
   Capital leases, net of short term obligations                              2,018           2,929
   Debt                                                                      78,942          95,427
   Related party liabilities                                                  1,750              --
   Related party debt                                                        12,500           4,040
   Long-term debt and lease commitments of discontinued operations              952             952
   Due to government agencies                                                37,866          42,864
   Other liabilities                                                          8,977           9,814
                                                                       ------------    ------------
                                                                            143,005         156,026
                                                                       ------------    ------------
 Minority interest                                                              447             433

 Stockholders' Deficit:
   Common shares                                                                149             146
   Paid in capital                                                          426,749         423,464
   Stock subscription                                                        (4,400)         (4,400)
   Common stock options                                                       1,886           2,565
   Deferred compensation                                                       (928)         (2,004)
   Accumulated deficit                                                     (640,306)       (612,642)
   Accumulated other comprehensive income                                        (3)             (3)
   Less: treasury shares, at cost                                            (1,366)         (1,366)
                                                                       ------------    ------------
                                                                           (218,219)       (194,240)
                                                                       ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   196,323     $   212,840
                                                                       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 2002 and 2001
                (in thousands, except for per share information)
                                   (Unaudited)

                                                                      2002           2001
                                                                   -----------     ---------
   NET REVENUES:
     Non affiliates                                                $    95,359     $  27,516
     Affiliates                                                            252         1,000
                                                                   -----------     ---------
        Total Net Revenues                                              95,611        28,516
                                                                   -----------     ---------
   COSTS AND EXPENSES:
     Cost of sales                                                      54,673        20,323
     Selling, general and administrative (includes non cash
       compensation of $1.7 million in 2002 and
       $27.1 million in 2001)                                           45,376        53,489
     Asset impairment charge                                                --        11,635
     Depreciation and amortization                                       1,473         1,248
                                                                   -----------     ---------
        Total Costs and Expenses                                       101,522        86,695
                                                                   -----------     ---------

   OPERATING LOSS                                                       (5,911)      (58,179)
   OTHER INCOME (EXPENSE):
       Interest expense - net                                           (7,290)       (6,536)
       Other                                                               824        (3,073)
                                                                   -----------     ---------
   LOSS BEFORE INCOME TAXES, MINORITY INTEREST
   AND EQUITY IN EARNINGS OF JOINT VENTURES                           (12,377)       (67,788)


   MINORITY INTEREST, NET OF TAXES                                          26           224
   EQUITY IN EARNINGS OF JOINT VENTURES                                    887           586
                                                                   -----------     ---------
   NET LOSS FROM CONTINUING OPERATIONS                                 (11,464)      (66,978)

   NET LOSS FROM DISCONTINUED OPERATIONS                                    --          (349)
                                                                   -----------     ---------

   NET LOSS                                                        $   (11,464)    $ (67,327)
                                                                   ===========     =========

   BASIC EARNINGS PER SHARE:
       Continuing Operations                                       $     (0.08)    $   (0.78)
                                                                   ===========     =========
       Discontinued Operations                                     $        --     $      --
                                                                   ===========     =========
       Net Loss                                                    $     (0.08)    $   (0.78)
                                                                   ===========     =========

   WEIGHTED AVERAGE SHARES - BASIC                                     151,044        85,828

   FULLY DILUTED EARNINGS PER SHARE FOR:
      Continuing Operations                                        $     (0.08)    $   (0.82)
                                                                   ===========     =========
      Discontinued Operations                                      $        --     $      --
                                                                   ===========     =========
      Net Loss                                                     $     (0.08)    $   (0.82)
                                                                   ===========     =========
   WEIGHTED AVERAGE SHARES - FULLY DILUTED                             147,260        82,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 Condensed Consolidated Statements of Operations
              For the Six Months Ended September 30, 2002 and 2001
                (in thousands, except for per share information)
                                   (Unaudited)

                                                                      2002           2001
                                                                   -----------    ----------
   NET REVENUES:
     Non affiliates                                                $ 193,473      $  50,864
     Affiliates                                                          530          1,826
                                                                   ----------     ----------
        Total Net Revenues                                           194,003         52,690
                                                                   ----------     ----------

   COSTS AND EXPENSES:
     Cost of sales                                                   109,923         38,183
     Selling, general and administrative (includes non-cash
       compensation of $5.1 million in 2002 and
       $34.9 million in 2001)                                         90,923         76,387
     Asset impairment charge                                             349         11,635
     Depreciation and amortization                                     2,945          2,100
                                                                   ----------     ----------
        Total Costs and Expenses                                     204,140        128,305
                                                                   ----------     ----------

   OPERATING LOSS                                                    (10,137)       (75,615)

   OTHER INCOME (EXPENSE):
       Interest expense - net                                        (20,113)        (6,851)
       Other                                                             807         (3,075)
                                                                   ----------      ---------
   LOSS BEFORE INCOME TAXES, MINORITY INTEREST
   AND EQUITY IN EARNINGS OF JOINT VENTURES                          (29,443)       (85,541)


   MINORITY INTEREST, NET OF TAXES                                       (14)           426
   EQUITY IN EARNINGS OF JOINT VENTURES                                1,793            586
                                                                   ----------     ----------
   NET LOSS FROM CONTINUING OPERATIONS                               (27,664)       (84,529)

   NET LOSS FROM DISCONTINUED OPERATIONS                                  --         (3,383)
                                                                   ----------     ----------
   NET LOSS                                                        $ (27,664)     $ (87,912)
                                                                   ==========     ==========
   BASIC EARNINGS PER SHARE:
       Continuing Operations                                       $   (0.19)     $   (0.97)
                                                                   ==========    ===========
       Discontinued Operations                                     $      --      $   (0.04)
                                                                   ==========    ===========
       Net Loss                                                    $   (0.19)     $   (1.01)
                                                                   ==========    ===========

   WEIGHTED AVERAGE SHARES - BASIC                                   149,234         86,891

   FULLY DILUTED EARNINGS PER SHARE FOR:
      Continuing Operations                                        $   (0.19)     $   (0.99)
                                                                   ==========     ==========
      Discontinued Operations                                      $      --      $   (0.04)
                                                                   ==========     ==========
      Net Loss                                                     $   (0.19)     $   (1.03)
                                                                   ==========     ==========

   WEIGHTED AVERAGE SHARES - FULLY DILUTED                           147,033         85,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2002 and 2001
                                 (in thousands)
                                   (Unaudited)

                                                                               2002         2001
                                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $  (27,664)   $  (87,912)
  Loss from discontinued operations                                                --         3,383
  Minority interest                                                                14          (426)
  Deferred revenue                                                                678            --
  Loss on disposal of fixed assets                                                 13         2,664
  Adjustments to reconcile loss from continuing operations
   to net cash used in continuing operations:
  (Equity) in joint venture                                                    (1,793)         (586)
  Non cash compensation                                                         5,059        20,931
  Impairment charges and other non cash expenses                                  349        11,635
  Provision for doubtful accounts                                               1,875         3,150
  Depreciation and Amortization                                                 2,945         3,537
  Interest on preferred stock                                                      --         2,334
  Amortization of deferred financing fees                                       5,896         4,616
  Issuance of restricted shares and warrants for
   services provided                                                               --        15,614
  Net change in assets and liabilities affecting
   operations, net of acquisitions:
  Accounts receivable and affiliated receivables                                4,015        (2,200)
  Inventory                                                                       380           229
  Prepayments and other assets                                                    370           620
  Accounts payable and accrued liabilities                                    (16,530)       15,330
  Other liabilities                                                              (799)           --
                                                                             ----------   ----------
     Net cash used in operating activities                                    (25,192)       (7,081)
                                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (776)         (181)
  Cash from deconsolidated subsidiary                                              --        (1,540)
  Sale of investment                                                               --         3,803
  Cash advances to discontinued operations                                         --          (145)
  Investment in software                                                           --          (812)
  Other                                                                            --           132
                                                                           -----------    ----------
     Net cash (used in) provided by investing activities                         (776)        1,257
                                                                           -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term and related party debt                                 (1,567)       (6,783)
  Proceeds from long-term and related party debt                                   --        12,656
  Net repayments of capital lease obligations                                  (1,092)          (14)
  Equity financing (stock subscription)                                            --           410
  Net borrowings under factoring facility                                      27,312            --
  Proceeds from exercise of stock options                                          --           829
  Distributions paid out                                                        1,898            --
                                                                           ----------     ----------
      Net cash provided by financing activities                                26,551         7,098
                                                                           ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                             583         1,274

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                        8,093         2,061
                                                                           ----------   ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                         $    8,676   $     3,335
                                                                           ==========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

2) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue to operate as a going concern is dependent on its ability to renegotiate its existing financing agreements with National Century Financial Enterprises ("NCFE") obtain alternative funding sources, restructure payments on existing debt or raise additional capital through issuance of additional equity securities. There is no guarantee that funding will be available on terms acceptable to the Company.

The Company continues to experience losses from continuing operations. At September 30, 2002, the Company had negative working capital from continuing operations of $189.0 million (excluding $10.3 million negative working capital of discontinued operations). Cash and cash equivalents at September 30, 2002 was $8.7 million.

The Company's relationship with NCFE, the Company's primary lender, has recently become uncertain. On November 18, 2002 NCFE filed for protection under Title 11 of the United States Code (the "Bankruptcy Code"). Recently, the Company has experienced funding from NCFE that has been unpredictable in timing and amount. This has created cash shortages which have resulted in our inability to meet all vendor obligations as they became due. The Company is exploring alternatives to secure additional funding and continues to work with NCFE on a resolution to these matters. If the Company and NCFE are unable to negotiate an agreement regarding NCFE's current liens on the Company's unpurchased and future accounts receivable, the Company may be forced to seek protection under the Bankruptcy Code. In connection with these difficulties, we have filed a lawsuit against Lance K. Paulsen, Hal Pate, NPF VI, Inc., NPF XII, Inc., Bank One NA, Trustee and JP Morgan Chase & Co., Trustee in Federal Court in Massachusetts, Civil Action No. 02-12214NG.

Tender Loving Care Health Care Services ("TLCS"), a subsidiary of the Company, has a repayment agreement ("the Agreement") with the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) for the repayment of all excess PIP amounts and all audit liabilities relative to Medicare audits for periods through February 28, 2001. The balance due recorded as of September 30, 2002 is $52.2 million. The Agreement provides for aggregate monthly payments of principal and interest through May 2005. The required monthly payments are $1 million through November 2002, $1.5 million from December 2002 through May 2004 and $1.75 million from June 2004 through April 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the government rate of interest (currently at 13.75% per annum). United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company. Based on this repayment plan the Company will pay, excluding interest, $14 million through March 2003, $20.5 million through March 2004 and a balloon payment of $21.5 million in the period ended March 2005.

Additionally, the TLCS financing agreement with NCFE contains certain covenants under which TLCS was technically in breach. TLCS has obtained all necessary waivers from NCFE on those covenants through December 31, 2002.

On November 11, 2002 the Company's majority owned subsidiary TLCS filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") Case No. 02-88020. TLCS remains in possession of their assets and properties, and continues to operate their business as "debtor-in-possession" pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

Effective July 15, 2002 the Company was delisted from the AMEX. Further, the Company's stock was trading at between $0.06 to $0.25 per share during October and November 2002. These factors may affect the Company's ability to obtain equity or debt financing.


3) BUSINESS COMBINATIONS

ACQUISITIONS FOR THE FISCAL YEAR ENDING MARCH 31, 2002

Acquisitions

On August 6, 2001, the Company acquired Chartwell Diversified Services, Inc. ("Chartwell"). Donald Ayers, a member of the Company's board of directors and Frank Magliochetti, our CEO, were indirect shareholders of Chartwell.

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

The following pro forma information gives effect to the acquisition of TLCS and Chartwell as if such transaction had occurred at April 1, 2001 (unaudited, in thousands except per share amounts):

                                                                                    3 Months Ended         6 Months Ended
                                                                                     September 30,          September 30,
                                                                                          2001                    2001
                                                                                    --------------         ---------------
                Net sales..........................................................       $101,969               $218,970
                Costs and expenses.................................................        165,920                295,569
                Depreciation and amortization .....................................          2,471                  4,773
                Net loss from continuing operations................................        (85,867)              (109,699)
                Net loss from continuing operations per share .....................         $(0.63)                $(0.80)

4)   JOINT VENTURES AND MINORITY INTEREST

As a result of the Chartwell merger, in August 2001, the Company has investments in nine (9) joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company also provides various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years. The Company's ownership in the joint ventures includes: one with 80% interest which is consolidated, one with 45% interest and seven with 50% interest accounted for on the equity basis of accounting. Minority interest of $447 thousand and $433 thousand at September 30, 2002 and 2001, respectively, represents the outside ownership in the Company's eighty percent owned joint venture.

A condensed balance sheet at September 30, 2002 and a condensed statement of operations of the joint ventures accounted for on the equity method for the six months ended September 30, 2002 are as follows (in thousands):

CONDENSED COMBINED BALANCE SHEET                                 CONDENSED COMBINED STATEMENT OF OPERATIONS
-------------------------------                                  ------------------------------------------
Current assets                       $ 22,892                    Revenues                            $37,035
Non current assets                      5,550                    Expenses                             33,062
                                     --------                                                        -------
                                      $28,442                                                          3,973
                                     ========                    Net income allocated to
                                                                 other members                        (2,180)
Current liabilities                  $  6,662                                                        -------
Non current liabilities                   560                    Net income                          $ 1,793
                                     ========                                                        =======
Members equity:
Company                                11,187
Other members                          10,033
                                     --------
                                     $ 28,442
                                     ========



5) FINANCING ARRANGEMENTS

Indebtedness at September 30, 2002 and March 31, 2002 consists of the following, (in thousands):

                                                     SEPTEMBER 30, 2002         MARCH 31, 2002
                                                     ------------------         --------------
Borrowings under credit facility                     $  133,423                  $ 106,111
Notes payable related to acquisitions                     3,172                      3,325
Term Notes                                               28,679                     28,679
Debenture held by related party                          12,500                         --
Debentures                                               57,400                     70,000
Other notes payable                                      15,895                     12,077
                                                     ----------                 ----------
Total                                                   251,069                    220,192
Less current portion                                   (160,343)                  (121,571)
                                                     ----------                 ----------
                                                         90,726                     98,621
Market premium on term notes                                716                        846
                                                     ----------                 ----------
Long-term portion of debt and related party debt      $  91,442                  $  99,467
                                                     ==========                 ==========


DEBENTURES ISSUED TO PRIVATE INVESTMENT BANK LTD ("PIBL") OR ITS AFFILIATES

On August 14, 2002 the Company refinanced $70 million of debentures with PIBL. To secure the extension, the Company paid $12.5 million to reduce the principal balance with additional principal reduction payments over the term as follows; $100 thousand per month through July 2003, $400 thousand per month through January 2004 and $600 thousand per month through May 2004, $25 million on July 31, 2003 and the balance of $26.5 million due on June 28, 2004. Interest at a rate of 7% per annum is to be paid quarterly. The Company also paid $2.5 million in accrued interest due as of June 28, 2002. The $12.5 million principal reduction payment was funded by TEGCO Investments LLC ("TegCo"), an entity which is majority owned by the Company's CEO. The TegCo debt is subordinate to the PIBL debentures and is due on June 29, 2004. Additionally, as a result of this refinancing approximately $68.6 million of the outstanding balance will be reported as long-term debt on the consolidated balance sheet at September 30, 2002.

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

Also on June 28, 2002, the Company entered into two Promissory Notes with NCFE, each in the amount of $2.5 million. The Promissory Notes carry an interest rate of 8.5% per annum with interest payments beginning in July 2002. Principal is due and payable upon the occurrence of a sale of Company assets with proceeds in excess of $5.0 million or a public offering of stock by any of the Subsidiaries of the Company or July 28, 2003, whichever is earlier.

As previously stated in our Form 10-Q for the quarter ending June 30, 2002, we have recently been advised by counsel for PIBL that there may be material defaults committed by us under the Amendment Agreement. These include NCFE's failure to operationalize American Reimbursement, LLC's collections and the fact that our subsidiary, Tender Loving Care Health Care Services, Inc., has filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.

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

The net sales, expenses, net assets and net liabilities of e-Net have been included in the Company's condensed consolidated financial statements under discontinued operations, (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30           SIX MONTHS ENDED SEPTEMBER 30
                                                      2002              2001                      2002           2001
                                                  ---------------------------------         ------------------------------
Net sales.....................................          $ --                $ --                  $ --             $3,005
Total costs and expenses......................            --                 349                    --              6,357
                                                     --------             --------             -------            -------
Operating loss from discontinued operations...            --                 349                    --              3,352
Interest and taxes............................            --                  --                    --                 31
                                                     --------             --------             -------           --------
Net loss from discontinued                              $ --                $349                  $ --              $3,383
operations....................................       ========             ========             =======           ========


The following is a condensed balance sheet for e-Net at September 30, 2002 and March 31, 2002 (in thousands):

                                                               SEPTEMBER 30,                            MARCH 31,
                                                                    2002                                   2002
                                                               -------------                           -----------
Total assets.........................................              $2,314                                 $2,314
                                                                   ======                                 ======
Total liabilities....................................              11,222                                 11,222
Stockholder's deficit................................              (8,908)                                (8,908)
                                                                  -------                                -------
                                                                   $2,314                                 $2,314
                                                                   ======                                 ======

7) STOCK, WARRANTS AND STOCK OPTIONS

On April 2, 2002, the Company entered into a settlement agreement with a former shareholder of Illumea corporation, a subsidiary of the Company now called Trestle Corporation. Under the terms of the settlement agreement the company agreed to issue 700 thousand shares of the Company's restricted common stock valued at approximately $665 thousand based on the closing price of the Company's stock on April 2, 2002, the shares were issued on July 11, 2002. All amounts related to this settlement, approximately $995 thousand, including $300 thousand in cash, were recorded and expensed in the period ended March 31, 2002.

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

On August 30, 2002 in conjunction with the resolution of a contractual dispute between TegRx and the Company, the Company agreed to issue stock options to TegRx to purchase 3 million shares of the Company's common stock at an exercise price of $0.10 per share. The options expire on August 30, 2012. These stock options are valued at $650 thousand based on the Black-Scholes valuation model. TegRx is an entity majority owned by the Company's Chairman and Chief Executive Officer. All amounts related to this settlement were expensed in the period ended March 31, 2002.

On September 9, 2002, the Company issued 1.25 million shares of restricted common stock to a former employee as part of a legal settlement. The shares were valued at approximately $288 thousand based on the closing price of the Company's common stock on September 9, 2002. All amounts related to this settlement were expensed in the period ended March 31, 2002.

During the six months ended September 30, 2002, the Company granted stock options to employees to purchase 820 thousand shares of the Company's stock at $0.68 per share. These options were granted in accordance with the Company's stock option plans with exercise prices based on the market price of the Company's stock at the time of grant. The Board of Directors has approved these grants. Also during the six months ended September 30, 2002, employees exercised stock options to purchase 600 thousand shares of the Company's common stock at an exercise price of $0.001 per share.

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

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. A summary of the shares used to compute net loss per share is as follows (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30           SIX MONTHS ENDED SEPTEMBER 30
                                                       2002            2001                   2002              2001
                                                  -------------------------------           -------------------------------
Weighted average common shares used to compute
basic net loss per share...............
                                                      151,044              85,828               149,234              86,891
Effect of dilutive securities..........                (3,784)             (3,334)               (2,201)             (1,667)
                                                      -------              ------               -------              ------
Weighted average common shares used to compute
diluted net loss per share.............               147,260              82,494               147,033              85,224
                                                      =======              ======               =======              ======

As of September 30, 2002 and 2001, options and warrants to purchase approximately 64.0 million and 47.7 million shares of common stock were outstanding, respectively. The common stock equivalents that were anti-dilutive were excluded from the computation of diluted loss per share for the three months ended September 30, 2002 and 2001 as such options and warrants were anti-dilutive. In accordance with SFAS No. 128, Earnings Per Share, the Company has included certain options and warrants to acquire shares in basic earnings per share because they are issuable for little or no cash consideration. These shares have been removed from diluted earnings per share because they are anti-dilutive.

9) SEGMENT INFORMATION

The Company derives its net sales from three operating segments: (1)Home Health Services comprised of skilled nursing care and attendant care services in the home , (2) Pharmacy Services comprised of pharmaceutical management and distribution services and (3) Internet based transaction and information services comprised of our Distance Medicine and Medical e-Business products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies which are contained in the Company's March 31, 2002 Annual Report on Form 10-K. The Company evaluates performance based on operating earnings of the respective business segments; as such there is no separately identifiable statements of operations data below operating loss.

The Company's financial information by business segment is summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, assets included in the Other column includes $2.3 million in assets from discontinued operations as of September 30, 2002 and March 31, 2002, respectively. (In thousands):

                                          DISTANCE
                                          MEDICINE        PHARMACY         HOME HEALTH          OTHER             TOTAL
                                          --------        --------         -----------          -----             ------
Three Months Ended September 30, 2002
Net Sales...........................        $390          $13,356            $81,865             $--             $95,611
Operating (Loss)/Income Before
Depreciation and Amortization ......       (1,268)           5                2,295            (5,470)           (4,438)
Depreciation and Amortization.......         13             259                973               228              1,473
Operating (Loss) Income ............       (1,281)         (254)              1,322            (5,698)           (5,911)
Capital Expenditures ...............          8             110                229                74               421
Total Assets as of September 30,
2002................................        $386          $31,858            $62,877           $101,202          $196,323
                                          --------------------------------------------------------------------------------
Three Months Ended September 30, 2001
Net Sales...........................       $1,114         $18,308            $9,094              $ --            $28,516
Operating Loss (Income) Before
Depreciation and Amortization.......      (14,614)         (667)                785           (42,435)          (56,931)
Depreciation and Amortization.......          255           277                  22               694              1,248
Operating (Loss) Income.............      (14,869)         (944)                763           (43,129)          (58,179)
Capital Expenditures................         --             120                 --               --               120
Total Assets as of March 31, 2002...       $1,485         $32,291            $67,130         $111,934          $212,840
                                          --------------------------------------------------------------------------------

                                          DISTANCE
                                          MEDICINE        PHARMACY         HOME HEALTH          OTHER             TOTAL
                                          --------        --------         -----------          -----             ------
Six Months Ended September 30, 2002
Net Sales...........................        $972          $27,510           $165,521             $ --            $194,003
Operating (Loss)/Income Before
Depreciation and Amortization.......       (2,438)         1,243              2,887            (8,884)           (7,192)
Depreciation and Amortization.......         21             490               1,966              468              2,945
Operating (Loss) Income.............       (2,459)         (753)               921             (9,352)           (10,137)
Capital Expenditures ...............         98             127                475                76               776
Total Assets as of September 30, 2002       $386          $31,858            $62,877           $101,202          $196,323
                                          --------------------------------------------------------------------------------
Six Months Ended September 30, 2001
Net Sales...........................       $3,556         $40,040            $9,094             $ --            $52,690
Operating (Loss) Income Before
Depreciation and Amortization..... .      (17,494)        (4,879)              785            (51,927)          (73,515)
Depreciation and Amortization.......         536            421                 22              1,121             2,100
Operating (Loss) Income.............      (18,030)        (5,300)              763            (53,048)          (75,615)
Capital Expenditures................         --             181                --                 --               181
Total Assets as of March 31, 2002...       $1,485         $32,291            $67,130           $111,934          $212,840
                                          --------------------------------------------------------------------------------

The Company's U.S. sales from its pharmacy services and home health services segments are paid through third party payors including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients. During the three and six months ended September 30, 2002, approximately 82.3% and 82.0%, respectively of the sales from these segments were reimbursable by Medicare and Medicaid.

During the three and six months ended September 30, 2001, the Company's U.S. operations from its distance medicine segment had one customer whose sales, on an individual basis, represented over 5 percent of distance medicine operations' net sales. This customer, NCFE a related party, represented less than 5 percent of the Company's total sales.


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

As of July 31, 2002, we reached a settlement with the Remaining Plaintiffs. Settlement terms included a mutual release from the Texas Action and for us to dismiss the California Action with prejudice and monetary payments to the remaining plaintiffs over a seven-month period. We are currently behind on such payments. If we do not become current, then the Remaining Plaintiffs may enforce judgment against us for the remaining amount.

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

Addus has filed a counterclaim against us. They allege that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. They have sought compensatory damages in excess of $4 million, a declaratory judgment that they are entitled to retain the $7.5 million deposit, for general and special damages and attorney's fees. We dispute these claims vigorously and believe they are without merit. On July 9, we filed a reply to the counterclaim. This matter is currently in discovery and has been transferred to the Northern District of Illinois. On October 11, 2002 we filed an Amended Complaint. Addus' answer to that complaint was filed on November 1, 2002.

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

On January 2, 2002, Cappello filed a motion to stay arbitration before the AAA as to Cappello on the grounds that Cappello was not a party to the arbitration clause contained in the Common Stock Purchase Agreement, and that our claims against Cappello should be resolved in the Cappello Action in Los Angeles (as described above under "Legal Proceedings: Cappello Capital Corp."). The Court granted Cappello's motion on January 28, 2002. We dismissed, without prejudice, the claims asserted against Cappello in the AAA arbitration. Arbitration of the Hoskin matter is scheduled for late October, 2002. We settled this matter in early November for $75 thousand.

Illumea (Asia)

As disclosed in our Annual Report on Form 10-K for the year ending March 31, 2002, on April 2, 2002 the Company settled these matters, under the terms of the settlement we were required to (i) pay $300 thousand; (ii) issue 700 thousand shares of our common stock (shares issued July 11, 2002); and (iii) file a registration statement, on Form S-1, registering the 700 thousand shares. As of October 25, 2002, the Company has not filed the required registration statement. We have been notified that Nathalie Doornmalen has filed a motion to enforce the Settlement Agreement in the Illumea (Asia), Ltd. matter. The opposition to this motion was filed on Monday, November 4, and the hearing was on November 18.

Calvin Carrera

In June 2002, Plaintiff Calvin Carrera filed suit against e-Medsoft.com ("e-Med") and nine others individually (Calvin M. Carrera v. Med Diversified,
Inc.: et al., Superior Court for the State of California for the County of Los Angeles). On or about September 16, 2002, the parties agreed to arbitrate the matter, with the named defendant being limited to Med Diversified, Inc. (Calvin Carrera v. Med Diversified, Inc., American Arbitration Association, Ref. No. 72 166 00929 02 TRPE).

Plaintiff brought nine causes of action, which included claims for breach of contract, fraud and deceit, negligent misrepresentation, state securities fraud, nonpayment of wages, and late payments on accrued benefits.

Plaintiff alleges that we owe him general compensatory, and punitive damages in amounts above the minimum jurisdictional limits of the court. Plaintiff also alleges that we owe him $833,662.50 for unpaid wages and $26,843 for "waiting time" unpaid vacation penalties.

As of November 19, 2002, this matter is still pending and no settlement agreement has been reached.

Lex Reddy

On June 7, 2002, Plaintiff Lex Reddy filed suit against e-Medsoft.com and Chartwell Diversified Services, Inc. (Lex Reddy v. e-Medsoft.com d/b/a/ Med Diversified, Inc.; Chartwell Diversified Services, Inc.; DOES 1 through 10 inclusive, Superior Court of the State of California for the County of San Bernadino, Victorville District, Case No. VCVVS 027100).

Reddy alleges that on or about October 20, 2002, e-Med and he entered into an oral contract by which e-Med would pay Reddy $175,000 for services performed. Reddy argues that he performed all of the services and e-Med partially performed--paying approximately $20,000. Reddy claims that he was assured by e-Med that he would receive the remainder of the money. Reddy claims that he performed all of the conditions of the oral agreement, but has not received the remainder of what he feels is owed. The second cause of action is for common counts to all defendants, in which Reddy argues that he is still owed $155,000 by the defendants.

On July 19, 2002, we filed a cross-complaint against Lex Reddy for breach of fiduciary duty. We allege that Reddy agreed to act as an officer of the company, and he breached his corporate fiduciary duties by not acting in the best interests of the company. We alleged that as a result of Reddy's breach, we were deprived of Reddy's management loyalty, and as a result, suffered damages in excess of one million dollars. As of November 19, 2002, this matter is still pending and no settlement agreement has been reached.


11)   RECENT ACCOUNTING PRONOUNCMENTS

On April 1, 2002, we adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. Separable intangible assets with finite lives continue to be amortized over their useful lives.

                                            Gross Carrying Amount                     Accumulated Amortization

(thousands of dollars)                  September 30,           March 31,          September 30,           March 31,
                                           2002                   2002                 2002                   2002
                                        ------------       -------------           ------------         ------------
Amortized intangible
assets:

Administrative service agreements           $  7,950               $8,299             $  (3,612)           $  (3,206)
                                            --------             --------             ----------           ----------

Total amortized
intangible assets                              7,950                8,299                (3,612)              (3,206)
                                            --------             --------             ----------            ----------

Unamortized
identifiable
intangible assets:                                --                   --                    --                   --
                                            --------             --------             ----------             ---------

Total identifiable
intangible assets*                            $7,950               $8,299               $(3,612)             $(3,206)
                                            ========             ========             ==========             =========

*        Included in Other assets.

Total amortization expense for intangible assets was $207 thousand and $405 thousand for the three and six months ended September 30, 2002, respectively. The annual amortization expense expected for the years 2003 through 2008 is as follows (in thousands):

                            2003                     $802
                            2004                      792
                            2005                      792
                            2006                      792
                            2007                      792
                            2008                      774
                                                   ------
                                                   $4,744
                                                   ======

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

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("APB No. 30"). SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because those transitions have been completed, SFAS No. 44 is no longer necessary. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the recision of SFAS No. 4 will be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 will be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged.

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

OVERVIEW

There are significant uncertainties about our ability to continue as a going concern. We have suffered recurring losses from operations and have consistently had negative working capital from continuing operations and lower than needed levels of cash. On September 30, 2002, we had negative working capital of $189.0 million (excluding $10.3 million of negative working capital from discontinued operations) and accumulated deficit of $640 million and a deficit stockholders' equity of $218 million. During fiscal years ended March 31, 2002 and 2001, net losses from continuing operations included asset impairment charges of $175.1 million and $201 million, respectively. These charges reduced assets from continuing operations and our stockholders' equity.

In August 2002 we refinanced, with the existing lender, debentures totaling $70 million. Terms of the refinance included a $12.5 million principal reduction and an extension of the due date to June 28, 2004. However, we must also extend, refinance, or raise cash to meet our obligations with respect to the $160.3 million of indebtedness that is due under contractual arrangement over the next 12 months. While we are confident of our ability to arrange extensions, we have not commenced serious discussions with the creditors of this indebtedness and we cannot assure that we will be successful in doing so on terms and conditions that are acceptable. If we are not successful in obtaining additional funding or extending our short-term obligations, we may not be able to continue as a going concern.

In addition to extending our short-term indebtedness, our principal focus will be to generate positive cash flow from our continuing operations primarily from our business units. We will continue to eliminate redundancies at all staff levels and locations consistent with this objective. Our current plan indicates that these efforts will yield positive cash flow sometime during the first quarter of fiscal 2004, reduce operating losses throughout the year and generate positive earnings sometime during the fourth quarter of 2004. However, we are also dependent upon NCFE to provide us financing for current operations under our Sales and Subservicing Agreements. On November 18, 2002 NCFE filed for protection under the Bankruptcy Code. NCFE has not performed its obligations under these commitments and our relationship has become uncertain. We have experienced funding that is unpredictable in timing and amount. These cash shortages have resulted in our inability to meet all vendor obligations as they become due. If NCFE fails to meet these commitments in the immediate future, it will materially adversely affect our operations. Further, if we are unable to obtain immediate alternative financing sources, we may be required to seek protection under the Bankruptcy Code or cease further operating activities. Because of NCFE's failure to honor its commitments under the Sales and Subservicing Agreements, on November 11, 2002 TLCS filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York.

RESULTS OF OPERATIONS

Results of Continuing Operations:

The results of operations presented herein reflect the unaudited consolidated net sales and expenses from continuing operations for the three and six months ended September 30, 2002 and 2001. In addition, we have included in the comparisons below the unaudited pro forma financial information for the three and six months ended September 30, 2001 ["Proforma 2001"] to include the acquisitions of Chartwell and TLCS as if these transactions occurred on April 1, 2001. For more detailed information regarding the pro forma effects of these mergers SEE Forms 8-K/A filed February 11, 2002 and February 20, 2002.

Information presented in the table below is unaudited (in thousands):

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                            2002                          2001                       PROFORMA
                                                                                                                       2001
                                                         --------                       -------                      ---------
Net Sales...........................                      $95,611                       $28,516                       $101,969
Costs and expenses:
  Cost of sales.....................                       54,673                        20,323                         62,975
  Research and development..........                                                      1,778                          1,778
  Sales and marketing...............                          265                         1,516                          1,516

  General and administrative........                       45,111                        50,195                         88,016
  Asset impairment charges..........                           --                        11,635                         11,635
  Depreciation and
  amortization......................                        1,473                         1,248                          2,471
                                                          -------                        ------                        -------
Total costs and expenses............                      101,522                        86,695                        168,391
                                                          -------                        ------                        -------
Operating loss from continuing
operations..........................                     $(5,911)                     $(58,179)                      $(66,422)
                                                         ========                      ========                      =========
Net Loss from continuing operations.                    $(11,464)                     $(66,978)                      $(85,867)
                                                        =========                     =========                      =========


                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                           2002                           2001                        PROFORMA
                                                        --------                       --------                         2001
                                                                                                                     ----------
Net Sales...........................                    $194,003                        $52,690                       $218,970
Costs and expenses:
  Cost of sales.....................                     109,923                         38,183                        123,923
  Research and development..........                          --                          2,470                          2,470
  Sales and marketing...............                         580                          5,019                          5,019

  General and administrative........                      90,343                         68,898                        152,522
  Asset impairment charges..........                         349                         11,635                         11,635
  Depreciation and
  amortization......................                       2,945                          2,100                          4,773
                                                        --------                       --------                       --------
Total costs and expenses............                     204,140                        128,305                        300,342
                                                        --------                       --------                       --------
Operating loss from continuing
operations..........................                   $(10,137)                      $(75,615)                      $(81,372)
                                                       =========                      =========                      =========
Net Loss from continuing operations.                   $(27,664)                      $(84,529)                     $(109,699)
                                                       =========                      =========                     ==========

The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three and six months ended September 30, 2002 (in thousands):

                                            THREE MONTHS ENDED SEPTEMBER 30                    SIX MONTHS ENDED SEPTEMBER 30
                                          Chartwell          Joint Ventures*                Chartwell          Joint Ventures*
Net sales...........................        $24,858                  $18,804                  $49,992                  $37,035
Cost of sales.......................         18,291                   11,075                   36,512                   21,795
                                            -------                  -------                  -------                  -------
Gross profit........................          6,567                    7,729                   13,480                   15,240
Operating expenses..................          5,483                    5,367                   10,370                   10,558
                                            -------                  -------                  -------                  -------
Income from operations..............          1,084                    2,362                    3,110                    4,682
Depreciation and amortization.......           (244)                    (424)                    (478)                    (709)
Other income/(expense)..............         (1,291)                      23                   (2,180)                      --
Equity in earnings of joint
venture.............................            887                       --                    1,793                       --
Joint venture earnings allocated
to other members....................             --                   (1,074)                      --                   (2,180)
                                            -------                  -------                  -------                  -------
Net income..........................        $   436                  $   887                  $ 2,245                  $ 1,793
                                            =======                  =======                  =======                  =======

As noted above, Chartwell's income from operations under management for the three and six months ended September 30, 2002 totaled $887 thousand and $1.8 million, respectively.

*Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger the Company has investments in nine (9) joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. The Company's ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and seven with 50 percent interest accounted for on the equity basis of accounting. Total Chartwell revenue under management for the three months and six months ended September 30, 2002, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, is $43.7 million and $87.0 million, respectively.

NET SALES

Net sales for the three and six months ended September 30, 2002, 2001 and Proforma 2001 are summarized as follows (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30,

                SEGMENT                            2002                       2001                    PROFORMA
                                                   ----                       ----                      2001
                                                                                                      --------
Distance Medicine Solutions................       $   390                     $ 1,114                   $  1,114
Pharmacy Management and Distribution.......        13,356                      18,308                     21,988
Home Health/Alternative Site Services......        81,865                       9,094                     78,867
                                                  -------                     -------                   --------
                                                  $95,611                     $28,516                   $101,969
                                                  =======                     =======                   ========

                                                   SIX MONTHS ENDED SEPTEMBER 30,

                                                   2002                       2001                      PROFORMA
                                                   ----                       ----                        2001
                                                                                                        --------
Distance Medicine Solutions................      $    972                     $ 3,556                   $  3,556
Pharmacy Management and Distribution.......        27,510                      40,040                     56,639
Home Health/Alternative Site Services......       165,521                       9,094                    158,775
                                                 --------                     -------                   --------
                                                 $194,003                     $52,690                   $218,970
                                                 ========                     =======                   ========

Net sales in the distance medicine solutions segment decreased by approximately 65% and 73% in the three and six months ended September 30, 2002 as compared to the comparable period of the prior year. These decreases resulted primarily from the Company's efforts at focusing on more profitable products, lower consulting revenues during the respective periods, and the Company's decision to abandon products that were not considered likely to be profitable in the future.

Pharmacy revenues for the three and six months ended September 30, 2002, 2001 and Proforma 2001 are summarized as follows (in thousands):

                                                                THREE MONTHS ENDED SEPTEMBER 30,

                 SEGMENT                           2002                       2001                     PROFORMA
                                                   ----                       ----                       2001
                                                                                                       --------
PrimeRx....................................           $--                      $6,593                     $6,593
Chartwell..................................        10,063                       8,908                     12,588
Resource...................................         3,293                       2,807                      2,807
                                                  -------                     -------                    -------
                                                  $13,356                     $18,308                    $21,988
                                                  =======                     =======                    =======


                                                                  SIX MONTHS ENDED SEPTEMBER 30,

                                                   2002                       2001                     PROFORMA
                                                   ----                       ----                       2001
                                                                                                       --------
PrimeRx....................................             $--                   $25,352                    $25,352
Chartwell..................................          20,696                     8,908                     25,507
Resource...................................           6,814                     5,780                      5,780
                                                    -------                   -------                    -------
                                                    $27,510                   $40,040                    $55,639
                                                    =======                   =======                    =======

PrimeRx, including Network, revenues decreased in the three and six months ended September 30, 2002 compared to comparable period in 2001 as a result of the Company's decision to not consolidate Network subsequent to August 1, 2001 and the Company's decision to dispose of unprofitable pharmacy operations of PrimeRx in the first and second quarters of fiscal 2002.

Chartwell pharmacy revenues increased in the three and six months ended September 30, 2002 over comparable prior year period as a result of the August 6, 2001 acquisition of Chartwell. Compared with Proforma 2001, Chartwell pharmacy revenues decreased approximately $2.5 million and $4.8 million in the three and six months ended September 30, 2002 due to the closing of non profitable locations, decreased patient referrals and other competitive factors.

Resource pharmacy revenues increased approximately $486 thousand and $1.0 million in the three and six months ended September 30, 2002 compared to 2001 as a result of increased sales efforts for existing and new customers.

Home health revenues increased from $9.1 million in the three and six months ended September 30, 2001 to $81.9 million and $165.5 million during the three and six months ended September 30, 2002. These increases were a result of home health revenues generated as a result of the Chartwell and TLCS acquisitions on August 6, 2001 and November 28, 2001, respectively. A comparative proforma analysis indicates a $3.0 million and $6.7 million increase in revenues in the three and six months ended September 30, 2002 due to increased patient admissions for Medicare services.


COSTS AND EXPENSES

    Cost of Sales

Cost of sales for the three and six months ended September 30, 2002, 2001 and Proforma 2001 are summarized as follows (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30,

                SEGMENT                            2002                       2001                         PROFORMA
                                                   ----                       ----                           2001
                                                                                                           --------
Distance Medicine Solutions................          $220                        $955                           $955
Pharmacy Management and Distribution.......         8,765                      12,269                         15,317
Home Health/Alternative Site Services......        45,688                       7,099                         46,702
                                                  -------                    --------                       --------
                                                  $54,673                     $20,323                        $62,975
                                                  =======                    ========                       ========


                                                  SIX MONTHS ENDED SEPTEMBER 30,

                                                   2002                       2001                         PROFORMA
                                                   ----                       ----                           2001
                                                                                                           --------
Distance Medicine Solutions................          $507                      $2,707                         $2,707
Pharmacy Management and Distribution.......        17,464                      28,377                         35,517

Home Health/Alternative Site Services......        91,952                       7,099                         85,699
                                                 --------                    --------                       --------
                                                 $109,923                     $38,183                       $123,923
                                                 ========                    ========                       ========

Cost of sales as a percentage of sales for the three and six months ended September 30, 2002, 2001 and Proforma 2001 are summarized as follows:

                                                 THREE MONTHS ENDED SEPTEMBER 30,

                 SEGMENT                           2002                       2001                         PROFORMA
                                                   ----                       ----                           2001
                                                                                                           --------
Distance Medicine Solutions................        56.4%                      85.7%                          85.7%
Pharmacy Management and Distribution.......        65.6%                      67.0%                          69.7%
Home Health/Alternative Site Services......        55.8%                      78.1%                          59.2%

                                                 SIX MONTHS ENDED SEPTEMBER 30,

                                                   2002                       2001                         PROFORMA
                                                   ----                       ----                           2001
                                                                                                           --------
Distance Medicine Solutions................        52.2%                      76.1%                          76.1%
Pharmacy Management and Distribution.......        63.5%                      70.9%                          62.7%
Home Health/Alternative Site Services......        55.6%                      78.1%                          54.0%


Distance Medicine Solutions cost of sales declined in the three and six months ended September 30, 2002 compared to the same periods in 2001 as a result of a decrease in sales of products which have a significantly lower gross margin than consulting services.

Pharmacy cost of sales in the three and six months ended September 30, 2002 decreased compared with comparable prior year periods due to the higher percentage of Chartwell Pharmacy services which operate at a higher gross margin, as well as favorable vendor pricing associated with our Chartwell revenues. On a comparative 2001 proforma basis, absent one-time inventory charges, the gross margin on Chartwell revenues is higher than those on Network and other pharmacy operations in 2001.

Home health cost of sales represents the direct costs of providing services to patients, including provider wages, cost of medical supplies and the cost of contracted services.


OTHER INCOME (EXPENSE)

Interest expense has increased $754 thousand and $13.3 million for the three and six months ended September 30, 2002 compared to comparable prior year periods. The increase is attributed to our $70 million debenture financing and existing debt acquired in the Chartwell and TLCS acquisitions.

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

The net sales, expenses, net assets and net liabilities of e-Net have been included in the Company's condensed consolidated financial statements under discontinued operations. The financial information included herein provides the components comprising the results from discontinued operations (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30           SIX MONTHS ENDED SEPTEMBER 30
                                                        2002               2001                  2002                  2001
                                                  ---------------------------------         ---------------------------------
Net sales.....................................         $--                   $--                  $--                  $3,005
Total costs and expenses......................          --                    349                  --                   6,357
                                                     --------            --------            --------                  ------
Operating loss from discontinued operations...          --                    349                  --                   3,352
Interest and taxes............................          --                     --                  --                      31
                                                     --------            --------            --------                  ------
Net loss from discontinued                             $--                   $349                 $--                  $3,383
operations....................................       ========            ========            ========                  ======


The following is a condensed balance sheet for e-Net at September 30, 2002 and March 31, 2002 (in thousands):

                                                      SEPTEMBER 30,      MARCH 31,
                                                             2002           2002
                                                      ------------      ----------
Total assets                                           $   2,314         $   2,314
                                                       =========         =========
Total liabilities                                         11,222            11,222
Stockholder's deficit                                     (8,908)           (8,908)
                                                       ---------         ---------
                                                       $   2,314         $   2,314
                                                       =========         =========


LIQUIDITY

There are significant uncertainties about our ability to continue as a going concern. We have suffered recurring losses from operations and have consistently had negative working capital from continuing operations and lower than needed levels of cash. On September 30, 2002, we had negative working capital of $189.0 million (excluding $10.3 million of negative working capital from discontinued operations) and accumulated deficit of $640 million and a deficit stockholders' equity of $218 million.


In addition, we have consistently used cash in operations, including cash used in operating activities of $25.2 million and $7.1 million in the six months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the current portion of our long-term debt and related party debt was $160.3 million. As a result, we have relied upon funding through loans from private investors, sales of equity securities, and various credit facilities. These sources of funding have often included terms that are less favorable than our management desires. However, our need of funds to meet current operating needs, as well as funds necessary for acquisitions has required us to enter into such less favorable agreements. We have projected that we cannot meet our current cash operating needs through September 30, 2003 without other sources of funds.

In August 2002 we refinanced, with the existing lender, debentures totaling $70 million. Terms of the refinance included a $12.5 million principal reduction and an extension of the due date to June 28, 2004. However, we must also extend, refinance, or raise cash to meet our obligations with respect to the $160.3 million of indebtedness that is due under contractual arrangement over the next 12 months. While we are confident of our ability to arrange extensions, we have not commenced serious discussions with the creditors of this indebtedness and we cannot assure that we will be successful in doing so on terms and conditions that are acceptable. If we are not successful in obtaining additional funding or extending our short-term obligations, we may not be able to continue as a going concern.

In addition to extending our short-term indebtedness, our principal focus will be to generate positive cash flow from our continuing operations primarily from our business units. We will continue to eliminate redundancies at all staff levels and locations consistent with this objective. Our current plan indicates that these efforts will yield positive cash flow sometime during the first quarter of fiscal 2004, reduce operating losses throughout the year and generate positive earnings sometime during the fourth quarter of 2004. However, we are also dependent upon NCFE to provide us financing for current operations under our Sales and Subservicing Agreements. NCFE has not performed its obligations under these commitments and our relationship has become uncertain. We have experienced funding that is unpredictable in timing and amount. These cash shortages have resulted in our inability to meet all vendor obligations as they become due. If NCFE fails to meet these commitments in the immediate future, it will materially adversely affect our operations and we may be required to cease further operating activities. Because of NCFE's failure to honor its commitments under the Sales and Subservicing Agreements, on November 11, 2002 TLCS filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York.

We are also dependent upon NCFE to provide us financing for current operations under our Sales and Subservicing Agreements. NCFE has not performed its obligations under these commitments in accordance with the terms of the agreements providing for such obligations. If NCFE fails to meet these commitments in the immediate future, it will materially adversely affect our operations and we may be required to cease further operating activities. If the Company and NCFE are unable to negotiate an agreement regarding NCFE's current liens on the Company's unpurchased and future accounts receivable, the Company may be forced to seek protection under the Bankruptcy Code.

In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

     1. Resolve our funding issues with NCFE and/or seek alternative funding sources.

     2. Obtain additional funding either in the form of equity or debt financing to support our operating cash requirements as well as cash required for acquisitions through September 30, 2003.

     3. Continue to integrate Chartwell and TLCS operations to take advantage of cost savings and potential generation of future sales to provide sources of additional funds.

     4.   Successfully manage our voluntary bankruptcy filing at TLCS.

As noted above, if we are not successful in obtaining the funding or resolving the matters referred to above, and we do not obtain other sources of funding to replace these commitments, we may not be able to fund our operations or support our capital needs and business strategy.

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

ITEM 3.   CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on his evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (E-MEDSOFT.COM V. MONCRIEF, ET AL., CASE NO. BC249782 (the "California Action")). On or about October 19, 2001, defendants caused the case to be transferred to the United States District Court for the Central District of California based on diversity of citizenship between the defendants and us; the case is now known as CASE NO. EDCV 01-00803-VAP (SGLX). We settled those disputes with all but two former VidiMedix shareholders. The terms of the settlement required us to pay approximately $4.1 million in a combination of cash and common stock. The Remaining Plaintiffs are the only remaining plaintiffs in the Texas Action and the only remaining defendants in the California Action.

As of July 31, 2002, we reached a settlement with the Remaining Plaintiffs. Settlement terms included a mutual release from the Texas Action and for us to dismiss the California Action with prejudice and monetary payments to the remaining plaintiffs over a seven-month period. We are currently behind on such payments. If we do not become current, then the Remaining Plaintiffs may enforce judgment against us for the remaining amount.

Illumea (Asia)

As of April 2, 2002, we settled these matters. Under the terms of the settlement, we were required to (i) pay $300 thousand, (ii) issue 700 thousand shares of our common stock (shares issued July 11, 2002) and (iii) file a registration statement, on Form S-1, registering the 700 thousand shares. As of October 25, 2002, we have not filed the registration statement as set forth in the Settlement Agreement. We have been notified that Nathalie Doornmalen has filed a motion to enforce the Settlement Agreement in the Illumea (Asia), Ltd. matter. The opposition to this motion is due on Monday, November 4, and the hearing is on November 18.

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

Addus has filed a counterclaim against us. They allege that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. They have sought compensatory damages in excess of $4 million, a declaratory judgment that they are entitled to retain the $7.5 million deposit, for general and special damages and attorney's fees. We dispute these claims vigorously and believe they are without merit. On July 9, we filed a reply to the counterclaim. This matter is currently in discovery and has been transferred to the Northern District of Illinois. On October 11, 2002 we filed an Amended Complaint. Addus' answer to that complaint was filed on November 1, 2002.

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

On January 2, 2002, Cappello filed a motion to stay arbitration before the AAA as to Cappello on the grounds that Cappello was not a party to the arbitration clause contained in the Common Stock Purchase Agreement, and that our claims against Cappello should be resolved in the Cappello Action in Los Angeles (as described above under "Legal Proceedings: Cappello Capital Corp."). The Court granted Cappello's motion on January 28, 2002. We dismissed, without prejudice, the claims asserted against Cappello in the AAA arbitration. Arbitration of the Hoskin matter is scheduled for late October, 2002. We settled this matter in early November for $75,000.

Calvin Carrera

In June 2002, Plaintiff Calvin Carrera filed suit against e-Medsoft.com ("e-Med") and nine others individually (Calvin M. Carrera v. Med Diversified,
Inc.: et al., Superior Court for the State of California for the County of Los Angeles). On or about September 16, 2002, the parties agreed to arbitrate the matter, with the named defendant being limited to Med Diversified, Inc. (Calvin Carrera v. Med Diversified, Inc., American Arbitration Association, Ref. No. 72 166 00929 02 TRPE).

Plaintiff brought nine causes of action, which included claims for breach of contract, fraud and deceit, negligent misrepresentation, state securities fraud, nonpayment of wages, and late payments on accrued benefits.

Plaintiff alleges that we owe him general compensatory, and punitive damages in amounts above the minimum jurisdictional limits of the court. Plaintiff also alleges that we owe him $833,662.50 for unpaid wages and $26,843 for "waiting time" unpaid vacation penalties.

As of November 19, 2002, this matter is still pending and no settlement agreement has been reached.

Lex Reddy

On June 7, 2002, Plaintiff Lex Reddy filed suit against e-Medsoft.com and Chartwell Diversified Services, Inc. (Lex Reddy v. e-Medsoft.com d/b/a/ Med Diversified, Inc.; Chartwell Diversified Services, Inc.; DOES 1 through 10 inclusive, Superior Court of the State of California for the County of San Bernadino, Victorville District, Case No. VCVVS 027100).

Reddy alleges that on or about October 20, 2002, e-Med and he entered into an oral contract by which e-Med would pay Reddy $175,000 for services performed. Reddy argues that he performed all of the services and e-Med partially performed--paying approximately $20,000. Reddy claims that he was assured by e-Med that he would receive the remainder of the money. Reddy claims that he performed all of the conditions of the oral agreement, but has not received the remainder of what he feels is owed. The second cause of action is for common counts to all defendants, in which Reddy argues that he is still owed $155,000 by the defendants.

On July 19, 2002, we filed a cross-complaint against Lex Reddy for breach of fiduciary duty. We allege that Reddy agreed to act as an officer of the company, and he breached his corporate fiduciary duties by not acting in the best interests of the company. We alleged that as a result of Reddy's breach, we were deprived of Reddy's management loyalty, and as a result, suffered damages in excess of one million dollars. As of November 19, 2002, this matter is still pending and no settlement agreement has been reached.

ITEM 2. CHANGES IN SECURITIES.

During the three months ended September 30, 2002, the Company had two transactions involving the issuance of unregistered securities of its common stock:

On August 30, 2002 in conjunction with the resolution of a contractual dispute between TegRx and the Company, the Company agreed to issue stock options to TegRx to purchase 3 million shares of the Company's common stock at an exercise price of $0.10 per share. The options expire on August 30, 2012. These stock options are valued at $650 thousand based on the Black-Scholes valuation model. TegRx is an entity majority owned by the Company's Chairman and Chief Executive Officer. All amounts related to this settlement were expensed in the period ended March 31, 2002.

On September 9, 2002, the Company issued 1.25 million shares of restricted common stock to a former employee as part of a legal settlement. The shares were valued at approximately $288 thousand based on the closing price of the Company's common stock on September 9, 2002. All amounts related to this settlement were expensed in the period ended March 31, 2002.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBIT INDEX

Exhibit
NUMBER     DESCRIPTION OF DOCUMENT
------     -----------------------

99.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    (b) REPORTS ON FORM 8-K.

We filed a Form 8-K dated October 25, 2002 reporting under Item 5 the issuance of a press release concerning our management team.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Med Diversified, Inc.



Date:  November 19, 2002                By: /s/ FRANK P. MAGLIOCHETTI
                                          --------------------------------------
                                            Frank P. Magliochetti
                                            Chairman and Chief Executive Officer



                                        By: /s/ JAMES A. SHANAHAN
                                          --------------------------------------
                                            James A. Shanahan
                                            Vice President of Finance
                                            and Accounting, Corporate Controller
                                            (Principal Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 19, 2002                 By: /s/ Frank P. Magliochetti, Jr.
                                              ---------------------------------
                                              Name:  Frank P. Magliochetti, Jr.
                                              Title: Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 19, 2002             By: /s/ James A. Shanahan
                                          -------------------------------------
                                          Name:  James A. Shanahan
                                          Title: Vice President of Finance
                                                 and Accounting,
                                                 Corporate Controller
                                                 (Principal Accounting Officer)