Form 10-Q
period 2002-12-31
MED DIVERSIFIED INC
filed 2003-02-19
CIK 800181

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes /X/                 No / /

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes / /                 No /X/

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes /X/                 No / /

As of January 31, 2003, 148,661,526 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /     No /X/

                                      INDEX

                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION....................................................  3

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets at December 31, 2002
           (unaudited) and March 31, 2002.........................................  3

         Condensed Consolidated Statements of Operations for the Three Months
           ended December 31, 2002 and 2001 (unaudited)...........................  4

         Condensed Consolidated Statements of Operations for the Nine Months
           ended December 31, 2002 and 2001 (unaudited)...........................  5

         Condensed Consolidated Statements of Cash Flows for the Nine Months
           ended December 31, 2002 and 2001 (unaudited)...........................  6

         Notes to the Condensed Consolidated Financial Statements at
           December 31, 2002 (unaudited)..........................................  7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS............................................... 24

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......... 33

     ITEM 4.  CONTROLS AND PROCEDURES............................................. 33

PART II.  OTHER INFORMATION....................................................... 33

     ITEM 1.  LEGAL PROCEEDINGS................................................... 33

     ITEM 2.  CHANGES IN SECURITIES............................................... 39

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 39

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 39

     ITEM 5.  OTHER INFORMATION................................................... 39

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 39

SIGNATURES........................................................................ 40

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                      December 31,             March 31,
                                                                          2002                    2002
                                                                      (unaudited)
ASSETS
Current Assets:
   Cash & cash equivalents                                            $      7,199           $       8,093
   Accounts receivable, net                                                 47,224                  58,806
   Accounts receivable from affiliates, net                                    545                   5,199
   Inventory                                                                 1,996                   2,688
   Other current assets                                                      3,530                   3,196
                                                                      ------------           -------------
                                                                            60,494                  77,982
                                                                      ------------           -------------

Non-Current Assets:
   Property and equipment, net                                              14,999                  18,190
   Goodwill, net                                                            89,443                  89,360
   Investments                                                              10,453                   9,865
   Deferred charges                                                             --                   8,471
   Assets of discontinued operations                                         2,314                   2,314
   Intangibles and Other assets, net                                         6,972                   6,658
                                                                      ------------           -------------
                                                                           124,181                 134,858
                                                                      ------------           -------------

      TOTAL ASSETS                                                    $    184,675           $     212,840
                                                                      ============           =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                   $      6,257           $      20,583
   Accrued salaries and benefit costs                                        8,311                  28,557
   Accrued liabilities                                                       3,086                  55,981
   Due to government agencies                                                   --                  11,647
   Related party debt                                                           --                 110,557
   Liabilities of discontinued operations                                   10,270                  10,270
   Current maturities of capital leases                                         --                   2,012
   Current maturities of long-term debt                                         --                  11,014
                                                                      ------------           -------------
                                                                            27,924                 250,621
                                                                      ------------           -------------
Long-Term Liabilities:
   Liabilities subject to compromise                                       375,479                      --
   Capital leases, net of short term obligations                                30                   2,929
   Debt                                                                         --                  95,427
   Related party debt                                                           --                   4,040
   Long-term debt and lease commitments of discontinued operations             952                     952
   Due to government agencies                                                   --                  42,864
   Other liabilities                                                         3,075                   9,814
                                                                      ------------           -------------
                                                                           379,536                 156,026
                                                                      ------------           -------------
Minority interest
                                                                               433                     433
Stockholders' Deficit:
   Common shares                                                               149                     146
   Paid in capital                                                         427,027                 423,464
   Stock subscription                                                       (4,400)                 (4,400)
   Common stock options                                                        528                   2,565
   Deferred compensation                                                      (110)                 (2,004)
   Accumulated deficit                                                    (645,043)               (612,642)
   Accumulated other comprehensive income                                       (3)                     (3)
   Less: treasury shares, at cost                                           (1,366)                 (1,366)
                                                                      ------------           -------------
                                                                          (223,218)               (194,240)
                                                                      ------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    184,675           $     212,840
                                                                      ============           =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                 Condensed Consolidated Statements of Operations
              For the Three Months Ended December 31, 2002 and 2001
                (in thousands, except for per share information)
                                   (Unaudited)

                                                                          2002                   2001
                                                                      ------------           -------------
   NET REVENUES:
     Non affiliates                                                   $     89,649           $      55,084
     Affiliates                                                                195                     128
                                                                      ------------           -------------
        Total Net Revenues                                                  89,844                  55,212
                                                                      ------------           -------------

   COSTS AND EXPENSES:
     Cost of sales                                                          51,750                  33,160
     Selling, general and administrative (includes non cash
       Compensation of $3.9 million in 2001)                                37,400                  31,920
     Depreciation and amortization                                           1,518                   3,573
                                                                      ------------           -------------
        Total Costs and Expenses                                            90,668                  68,653
                                                                      ------------           -------------
   OPERATING LOSS                                                             (824)                (13,441)

   OTHER INCOME (EXPENSE):
     Interest expense - net (contractual interest for the three             (5,228)                (14,005)
      months ended December 31, 2002 was $6.7 million)
     Other                                                                     139                     (52)
                                                                      ------------           -------------
   LOSS BEFORE REORGANIZATION ITEMS, INCOME TAXES, MINORITY
   INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES                        (5,913)                (27,498)

   REORGANIZATION ITEMS                                                       (337)                     --
   MINORITY INTEREST, NET OF TAXES                                              13                     267
   EQUITY IN EARNINGS OF JOINT VENTURES                                      1,499                   1,579
                                                                      ------------           -------------
   NET LOSS FROM CONTINUING OPERATIONS                                      (4,738)                (25,652)
                                                                      ------------           -------------
   NET LOSS                                                           $     (4,738)          $     (25,652)
                                                                      ============           =============
   BASIC EARNINGS PER SHARE:
      Continued Operations                                            $      (0.03)          $       (0.26)
                                                                      ============           =============

      Net Loss                                                        $      (0.03)          $       (0.26)
                                                                      ============           =============
WEIGHTED AVERAGE SHARES - BASIC                                            149,837                  99,429

   FULLY DILUTED EARNINGS PER SHARE FOR:
       Continuing Operations                                          $      (0.03)          $       (0.28)
                                                                      ============           =============

       Net Loss                                                       $      (0.03)          $       (0.28)
                                                                      ============           =============

   WEIGHTED AVERAGE SHARES - FULLY DILUTED                                 148,662                  92,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended December 31, 2002 and 2001
                (in thousands, except for per share information)
                                   (Unaudited)

                                                                          2002                    2001
                                                                      ------------           -------------
   NET REVENUES:
     Non affiliates                                                   $    283,122           $     105,461
     Affiliates                                                                725                   2,441
                                                                      ------------           -------------
        Total Net Revenues                                                 283,847                 107,902
                                                                      ------------           -------------

   COSTS AND EXPENSES:
     Cost of sales                                                         161,674                  71,343
     Selling, general and administrative (includes non-cash
       compensation of $4.9 million in 2002 and
       $42.4 million in 2001)                                              128,323                 107,698
     Asset impairment charge                                                   349                  11,635
     Depreciation and amortization                                           4,463                   6,075
                                                                      ------------           -------------
        Total Costs and Expenses                                           294,809                 196,751
                                                                      ------------           -------------

   OPERATING LOSS                                                          (10,962)                (88,849)

   OTHER INCOME (EXPENSE):
     Interest expense- net (contractual interest for the nine              (25,341)                (21,013)
      months ended December 31, 2002 was $26.8 million)
     Other                                                                     946                  (2,441)
                                                                      ------------           -------------

   LOSS BEFORE REORGANIZATION ITEMS, INCOME TAXES, MINORITY
   INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES                       (35,357)               (112,303)

   REORGANIZATION ITEMS                                                       (337)                     --
   MINORITY INTEREST, NET OF TAXES                                               1                     695
   EQUITY IN EARNINGS OF JOINT VENTURES                                      3,292                   2,165
                                                                      ------------           -------------

   NET LOSS FROM CONTINUING OPERATIONS                                     (32,401)               (109,443)

   NET LOSS FROM DISCONTINUED OPERATIONS                                        --                  (3,383)
                                                                      ------------           -------------
   NET LOSS                                                           $    (32,401)          $    (112,826)
                                                                      ============           =============

   BASIC EARNINGS PER SHARE:
     Continuing Operations                                            $      (0.22)          $       (1.24)
                                                                      ============           =============

     Discontinued Operations                                          $         --           $       (0.04)
                                                                      ============           =============

     Net Loss                                                         $      (0.22)          $       (1.28)
                                                                      ============           =============

   WEIGHTED AVERAGE SHARES - BASIC                                         149,946                  88,143


   FULLY DILUTED EARNINGS PER SHARE FOR:
     Continuing Operations                                            $      (0.22)          $       (1.28)
                                                                      ============           =============

     Discontinued Operations                                          $         --           $       (0.04)
                                                                      ============           =============

     Net Loss                                                         $      (0.22)          $       (1.32)
                                                                      ============           =============

   WEIGHTED AVERAGE SHARES - FULLY DILUTED                                 147,574                  85,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2002 and 2001
                                 (in thousands)
                                   (Unaudited)

                                                                              2002                    2001
                                                                      ------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $    (32,401)          $    (112,826)
  Loss from discontinued operations                                             --                   3,383
  Minority interest                                                              1                    (696)
  Equity with loss of deconsolidated subsidiary                                 --                     931
  Loss on disposal of fixed assets                                             438                   2,418
  Adjustments to reconcile loss from continuing operations
   to net cash used in continuing operations:
  Equity in joint venture                                                   (3,292)                 (2,165)
  Non cash compensation                                                      4,876                  25,481
  Impairment charges and other non cash expenses                             1,164                  11,635
  Depreciation and Amortization                                              4,463                   5,654
  Provision for doubtful accounts                                            4,640                   4,373
  Interest on preferred stock                                                   --                   5,836
  Amortization of deferred financing fees                                    5,896                   4,616
  Issuance of restricted shares and warrants for
     services provided                                                          --                  16,925
  Net change in assets and liabilities affecting
   operations, net of acquisitions:
  Accounts receivable and affiliated receivables                            12,128                  (6,704)
  Inventory                                                                    692                     424
  Prepayments and other assets                                               3,684                  (7,261)
  Accounts payable and accrued liabilities                                 (29,115)                 10,859
  Other liabilities                                                         (4,648)                     --
  Deferred revenue                                                           1,719                      61
                                                                      ------------           -------------

     Net cash used in operating activities                                 (29,755)                (37,056)
                                                                      ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (860)                 (1,176)
  Cash from deconsolidated subsidiary                                           --                  (2,471)
  Cash advances to discontinued operations                                      --                    (132)
  Investment in software                                                        --                  (1,037)
  Cash used in acquisitions, net                                                --                  (3,171)
  Distributions received                                                     2,605                   2,196
                                                                      ------------           -------------

     Net cash (used in) provided by investing activities                     1,745                  (5,791)
                                                                      ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and related party debt-net                     (1,399)                     --
  Proceeds from long-term debt and related party debt                           --                  46,832
  Net repayments of capital lease obligations                                 (731)                   (133)
  Net borrowings under factoring facility                                   29,246                      --
  Treasury stock purchases                                                      --                    (324)
  Proceeds from exercise of stock options                                       --                     861
                                                                      ------------           -------------
      Net cash provided by financing activities                             27,116                  47,236

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (894)                  4,389
                                                                      ------------           -------------

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                     8,093                   2,061
                                                                      ------------           -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                    $      7,199           $       6,450
                                                                      ============           =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

1) NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
POLICIES

Med Diversified, Inc. (the "Company") is a diversified healthcare company that provides home healthcare and alternate site healthcare, skilled nursing, and pharmacy management and distribution services to more than 175 thousand patients in 37 states. All products and services are provided through a national network of Company owned and franchise locations.

On November 27, 2002 (the "Petition Date") we and five of our domestic, wholly-owned subsidiaries, Chartwell Diversified Services, Inc. ("Chartwell"), Chartwell Community Services, Inc. ("CCS"), Chartwell Care Givers, Inc. ("CCG"), Resource Pharmacy, Inc. ("Resource"), and Trestle Corporation ("Trestle") (collectively, the "Med Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02-88564." The Med Debtors continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated (see Note 3). As a debtor-in-possession, we are authorized to operate our business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

On November 8, 2002, our majority-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLCS") along with nineteen of TLCS' subsidiaries (collectively, with the Med Debtors, the "Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York under the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 02-88020." TLCS continues to operate its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated (see Note 3). As a debtor-in-possession, TLCS is authorized to operate its business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

Immediately prior to TLCS's Chapter 11 filing, James Happ was appointed to the board of TLCS and named CEO of TLCS. Mr. Happ is no longer President of Med Diversified. Day-to-day management of TLCS operations and management of TLCS in connection with its reorganization have been supervised to date by Mr. Happ. We have appointed Robert Cataldo as an additional board member to TLCS (with the agreement of TLCS management), subject to any applicable regulatory approval. Mr. Cataldo has over 30 years experience managing healthcare companies, as well as over 40 years of extensive corporate management and restructuring experience.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

The condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position and the results of operations. These results are not necessarily indicative of the results to be expected for the entire year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. The financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

The accompanying condensed consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants (the "AICPA") Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, pre-petition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies we followed in preparing our financial statements are set forth in Note 2 to the financial statements included in our Annual Report Form 10-K for the year ended March 31, 2002. We have made no changes to these policies during this quarter, except as noted above.

We recognize revenue on the accrual basis as the related services are provided to customers. Our earnings process is completed as each hour of service or home care visit is rendered. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. In addition, for financial reporting purposes, a provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.

A portion of our service revenues are derived under a form of franchising pursuant to a license agreement under which independent companies or contractors represent us within a designated territory. These licensees assign personnel including registered nurses, therapists and home health aides to service our clients using our trade names and service marks. We pay and distribute the payroll for the direct service personnel who are all our employees, administer all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. We own all necessary healthcare-related permits and licenses and, where required, certificates of need for operation of license offices. The revenues generated by the licensees along with the related accounts receivable belong to us. The revenues and related direct costs are included in our consolidated service revenues and operating costs. We pay a distribution or commission to the licensees based on a defined formula of gross profit generated. Generally, we pay the licensees 60% of the gross profit attributable to the operations of the franchise.

Management is in the process of testing goodwill for impairment as outlined in the Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"). Based upon the results of such testing, management believes that a potentially significant impairment of our $89.4 million goodwill exists. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of our liabilities will be impacted by the settlement pursuant to plans of reorganization set forth in the Bankruptcy Court. As a result, the amount of the goodwill impairment charge, if any, will consider, among other things, the final disposition of our pre-petition liabilities and the provisions of "fresh-start" reporting included in SOP 90-7 (see Note 13 on this Form 10-Q).

2) GOING CONCERN

Our recent operating losses, liquidity issues and the bankruptcy proceeding raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, the ability to comply with the terms of our debtor-in-possession financing arrangement with Sun Capital Healthcare, Inc. ("Sun Capital"), confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

3) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

EVENTS LEADING TO BANKRUPTCY

As has been previously disclosed in our public filings, we had, up until October 2002, been long dependent on National Century Financial Enterprises, Inc. ("NCFE") to provide us financing for current operations under various Sales and Subservicing Agreements. In or around October, NCFE began to suffer financial difficulties after an ongoing audit revealed financial inaccuracies in NCFE's accounting. During the week of October 14, 2002, we submitted receivables for sale to NCFE under the terms of the Sales and Subservicing Agreements, but did not receive funding from NCFE for those sales. NCFE never resumed funding after that point, resulting in a breach of their obligations under the various Sales and Subservicing Agreements. Nevertheless, through the end of October, NCFE continued to assure us that funding would resume and we acted in reliance on those assurances. The resulting cash shortages caused us to fail to meet certain vendor obligations when they became due and caused us eventually to default on certain obligations to Private Investment Bank, Ltd. ("PIBL"). NCFE continued to fail to meet its funding obligations, having a materially adverse effect on our operations. This caused our subsidiary, TLCS, to file for bankruptcy protection on November 8, 2002 in the United States Bankruptcy Court for the Eastern District of New York. During this period, NCFE interpreted the terms of the Sales and Subservicing Agreements to mean that they had a security interest in any accounts receivable of ours, even if we had not submitted such accounts to them for sale. We disagree with this interpretation. We believe that, at most, NCFE had a security interest in future accounts receivable only to the extent that they might have been owed servicing fees. Their continued intransigence regarding their interpretation inhibited out ability to arrange for alternate sources of financing because few lenders would be willing to finance us if they were unable to take an undisputed first priority security interest in our accounts receviable. NCFE and certain of its affiliates filed for bankruptcy protection on November 18, 2002 in the Southern District of Ohio. In NCFE's proceeding and in other venues prior to the filing of the NCFE bankruptcy, NCFE's counsel sought temporary restraining orders restricting our ability to access cash held by NCFE and cash that we collected on our own account. Because of immediate cash needs and in order to obtain the ability to access necessary cash and move forward with a new financing partner, we filed for bankruptcy on November 27, 2002.

REORGANIZATION

As noted previously, the Debtors are operating their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As such, the Debtors are authorized to operate their business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

Soon after the Chapter 11 filings, the Debtors began notifying all known or potential creditors, in an effort to identify and quantify all pre-petition claims against them. As a result of the Debtors' filings, substantially all of their indebtedness and lease obligations went into technical default. The Chapter 11 filings, however, automatically stayed or enjoined the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date, subject to certain exceptions under the Bankruptcy Code. For example, those creditor actions that seek to obtain property, or those that seek to create, perfect or enforce any lien against property of the Debtors, or those that seek to exercise rights or remedies with respect to a pre-petition claim, are enjoined. Such claims may proceed only if the Bankruptcy Court grants relief from the automatic stay. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced, absent an order of the Bankruptcy Court.

At hearings held on December 2, 2002, December 9, 2002, and December 20, 2002 the Bankruptcy Court granted the Med Debtors' motions to stabilize their operations and business relationships with customers, vendors, employees and others. The Court granted the Med Debtors authority to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits, and other employee obligations; (b) pay vendors and other providers in the ordinary course of business for goods and services received from and after the Petition Date, and other similar agreements. The Bankruptcy Court also gave interim and final approval for use of cash collateral. The Court also approved a Debtor-In-Possession Master Purchase and Sale Agreement ("DIP Facility") with Sun Capital. This secured debtor-in-possession financing arrangement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes.

On November 12, 2002, the Bankruptcy Court granted TLCS the authority to: a) maintain and continue to use its existing bank accounts without interruption and in the ordinary course of business; b) continue to use existing business forms, including checks and other documents; and c) collect and utilize cash collateral on an interim basis pending further hearings before the Bankruptcy Court. Since November 12, 2002, TLCS has maintained the authority to use cash collateral and continued to operate its business in the ordinary course. It has taken affirmative steps to stabilize its business and preserve assets for the benefit of its creditors. Within its rights under the applicable provisions of the Bankruptcy Code, TLCS has eliminated certain unnecessary or burdensome obligations under various leases and contracts.

The Debtors intend to develop a plan or plans of reorganization through negotiations with their respective key creditor constituencies. A substantial portion of all pre-petition liabilities are subject to settlement under such a plan of reorganization to be voted upon by the Debtors' creditors, and approved by the Bankruptcy Court. No assurance can be given regarding the timing of such a plan, the likelihood that such a plan will be developed, or the terms on which such a plan may be conditioned.

Although the Debtors expect to file a reorganization plan that provides emergence from Chapter 11 during 2003 or 2004, there can be no assurances that a plan of reorganization will be proposed by the Debtors, or approved by the requisite creditors, or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Debtors have the exclusive right to file a plan of reorganization during the 120 days after the Petition Date until March 27, 2003. If the Debtors choose to file a plan of reorganization, they then have an additional 60 days in which to obtain the required acceptances of the plan. The Bankruptcy Court, for cause, may extend these time periods. If the requisite number of impaired creditors and equity holders does not approve the plan, and the Debtors' 120-day exclusivity period lapses, any party in interest subsequently may file a plan of reorganization for any of the Debtors. The Med Debtors intend to move for an additional 60-day extension of their exclusive periods, seeking to extend the exclusive period to file their plans until May 26, 2003. TLCS has filed for an extension of the exclusivity period and the Bankruptcy Court has approved such extension until May 7, 2003.

A plan of reorganization is deemed accepted by holders of claims against the equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan; and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan.

The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. For example, if a class of claims or equity interests does not receive or retain any property under the plan, such claims or interests are deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors. Such factors include the status and seniority of the claims or equity interest in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be "crammed down" if the proponent of the plan demonstrates that (i) the common stock holders are receiving the value of their common stock interests or no class junior to the common stock is receiving or retaining property under the plan and (ii) no class of claims or interests senior to the common stock is being paid more than in full.

As required by the Bankruptcy Code, the United States Trustee has appointed official committees of unsecured creditors for TLCS, the Company and CCG (the "Official Committees"). The Official Committees, through their legal representatives, have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurances that the Official Committees will support the Debtors' positions in the reorganization cases or the plan of reorganization once proposed. Disagreements between the Debtors and the Official Committees could protract the reorganization cases, negatively impacting the Debtors' ability to operate during their Chapter 11 cases, thus, possibly delaying the Debtors' emergence from Chapter 11.

On December 22, 2002, TLCS filed, and on January 13, 2003, the Med Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The deadline for filing proofs of claim against the Med Debtors with the Bankruptcy Court is expected to be set for on or about April 21, 2003, with limited exceptions for governmental entities. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process has commenced, and in light of the number of the Debtors' creditors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding our future may hinder our ongoing business activities and our ability to operate, fund, and execute our business plan. Such potential negative publicity may impair relations with existing and potential customers, negatively impact our ability to attract and retain key employees, limit our ability to obtain trade credit and impair present and future relationships with vendors and service providers.

As a result of the Chapter 11 filings, the realization of assets and the liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of the Bankruptcy Code, and while subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies, or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. The value of the common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any liabilities and/or securities of the Company or the other Debtors.

LIABILITIES SUBJECT TO COMPROMISE

"Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of related-party and long-term debt, certain accounts payable and accrued liabilities, represent our estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 filings.

Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real and personal property, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such lease or contract, but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, we expect that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of claims for damages created by the Debtors' rejection of various executory contracts and unexpired leases. Conversely, we would expect that the assumption of certain executory contracts and unexpired leases might convert liabilities shown as subject to compromise, into liabilities not subject to compromise.

A summary of the principal categories of claims classified as liabilities subject to compromise at December 31, 2002 are as follows (unaudited, in thousands):

Long Term Debt

   Borrowings under credit facility                      $ 125,377
   Notes payable related to acquisitions                     3,059
   Term notes                                               28,679
   Debentures held by related party                         12,500
   Debentures                                               57,300
   Other notes payable                                      16,275

                                                         ---------
   Total Debt                                              243,190

   Due to government agencies                               51,924
   Related party liabilities                                 2,400
   Capital lease obligations                                 3,613
   Accounts Payable                                         17,999
   Accrued salaries and related benefits costs              15,211
   Accrued interest                                          3,540
   Other accrued liabilities                                37,602
                                                         ---------
   Total liabilities                                       132,289
                                                         ---------
   Total Debt and Liabilities Subject to Compromise      $ 375,479
                                                         =========

Approximately $257.6 million in liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 petitions had not been filed. Filing a petition generally causes the payment of unsecured or undersecured liabilities to be prohibited before the plan is confirmed. The Chapter 11 reorganization ending in confirmation of a plan typically takes more than one year or one operating cycle, if longer. Therefore, we have classified all debt and liabilities subject to compromise as long term.

In accordance with SOP 90-7, we have discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 27, 2002. Contractual interest for the three and nine month periods ended December 31, 2002 was $6.7 million and $26.8 million, respectively, which is $1.5 million in excess of interest included in the accompanying financial statements.

DIVESTITURE

The Bankruptcy Code provides a mechanism by which the Debtors may abandon property if it is no longer beneficial to the estates and its retention serves no purpose in effectuating the goals of the Bankruptcy Code. Abandonment constitutes a court-authorized divestiture of all of the Debtors' interests in the property. Abandonment gives rise to potential claims against the Debtors.

Due to the uncertain nature of many of the potential rejection and abandonment related claims, we are unable to project the magnitude of such claims with any degree of certainty at this time.

DEBTOR FINANCIALS

A condensed combined balance sheet at December 31, 2002 and a condensed combined statement of operations for the three and nine months ended December 31, 2002 for the Debtors are as follows (unaudited, in thousands):

                        CONDENSED COMBINED BALANCE SHEET
                                DECEMBER 31, 2002

ASSETS
  Current assets
  Cash & cash equivalents                                 $    6,766
  Accounts receivable, net                                    45,218
  Other Current Assets                                         5,031
                                                          ----------
                                                              57,015
                                                          ----------

Non-Current Assts
  Property and equipment, net                                 14,765
  Goodwill, net                                               82,302
  Intangibles and other assets, net                           11,366
                                                          ----------
                                                             108,433
                                                          ----------

   Total Assets                                           $  165,448
                                                          ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable and accrued expense                    $   16,540

Long Term Liabilities
  Liabilities subject to compromise                          375,479
  Other Liabilities                                            3,087
                                                          ----------
                                                             378,566

Stockholders deficit
  Common shares                                                  149
  Paid in capital                                            427,027
  Stock subscriptions                                         (4,400)
  Common stock options                                           528
  Deferred Compensation                                         (110)
  Accumulated deficit                                       (651,483)
  Accumulated comprehensive income                                (3)
  Less: treasury shares, at cost                              (1,366)
                                                          ----------

                                                            (229,658)
                                                          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $  165,448
                                                          ==========

                   CONDENSED COMBINED STATEMENT OF OPERATIONS

                                           Three Months Ended       Nine Months Ended
                                           December 31, 2002        December 31, 2002
NET REVENUES                                   $   87,827              $  276,843

COST AND EXPENSES
  Cost of Sales                                    50,298                 157,031
  Selling, General and Administrative              36,785                 125,831
  Asset Impairment Charge                              --                     349
  Depreciation and Amortization                     1,430                   4,298
                                               ----------              ----------
Total Cost and Expense                             88,513                 287,509
                                               ----------              ----------
OPERATING LOSS                                 $     (686)             $  (10,666)

OTHER INCOME (EXPENSE)
  Interest Expense-net                             (5,226)                (25,337)
  Other                                               144                     947
                                               ----------              ----------
NET LOSS BEFORE REORGANIZATION ITEMS           $   (5,768)             $  (35,056)

REORGANIZATION ITEMS                                 (337)                   (337)
                                               ----------              ----------
NET LOSS                                       $   (6,105)             $  (35,393)
                                               ==========              ==========

4) BUSINESS COMBINATIONS

ACQUISITIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2002

Acquisitions

On August 6, 2001, we acquired Chartwell. Donald Ayers, a member of our board of directors, was an indirect shareholder of Chartwell at the time of the acquisition.

On October 19, 2001, we signed a definitive merger agreement to acquire TLCS, a publicly traded company, headquartered in Lake Success, New York. We finalized the legal merger with TLCS and a wholly owned subsidiary of ours on February 14, 2002. In connection with the merger, each share of TLCS stock owned by us was canceled and retired. TLCS' stock is no longer registered and is no longer publicly traded. We have acquired and cancelled 14.5 million or 99.3% of the outstanding TLCS shares.

We accounted for the TLCS and Chartwell acquisitions under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. Accordingly, Chartwell's assets and liabilities were recorded at the initial estimated fair market value, less certain adjustments, as of the date of the Chartwell acquisition.

The following pro forma information gives effect to the acquisition of TLCS and Chartwell as if such transaction had occurred at April 1, 2001 (unaudited, in thousands except per share amounts):

                                                                3 Months Ended         9 Months Ended
                                                             December 31, 2001      December 31, 2001
                                                             -----------------      -----------------
          Net sales.........................................     $  89,674             $  309,654
          Costs and expenses................................       136,238                444,682
          Depreciation and amortization ....................         6,828                 25,693
          Net loss from continuing operations...............       (75,792)              (212,725)
          Net loss from continuing operations per share ....     $   (0.76)            $    (1.52)

5)   JOINT VENTURES AND MINORITY INTEREST

As a result of the Chartwell merger in August 2001, we have investments in eight
(8) joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. We also provide various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years. Our ownership in the joint ventures includes: one with 80% interest which is consolidated, one with 45% interest and six with 50% interest accounted for on the equity basis of accounting. Minority interest of $443 thousand at December 31, 2002 and 2001, represents the outside ownership in our 80%-owned joint venture.

A condensed balance sheet at December 31, 2002 and a condensed statement of operations of the joint ventures accounted for on the equity method for the nine months ended December 31, 2002 are as follows (unaudited, in thousands):

CONDENSED COMBINED BALANCE SHEET

Current assets                  $   24,414
Non current assets                   5,743
                                ----------

                                $   30,157
                                ==========

Current liabilities                  6,815

Non current liabilities                584

Members equity:
Company                             11,980
Other members                       10,778
                                ----------

                                $   30,157
                                ==========

CONDENSED COMBINED STATEMENT OF OPERATIONS

Revenues                        $   54,680
Expenses                            47,145
                                ----------
                                     7,535

Net income allocated to
other members                       (4,243)
                                ----------

Net income                      $    3,292
                                ==========

6) FINANCING ARRANGEMENTS

Indebtedness at December 31, 2002 and March 31, 2002 consists of the following (unaudited, in thousands):

                                                   December 31, 2002      March 31, 2002
                                                   -----------------      --------------
Borrowings under credit facility                     $    125,377          $    106,111
Notes payable related to acquisitions                       3,059                 3,325
Term Notes                                                 28,679                28,679
Debenture held by related party                            12,500                    --
Debentures                                                 57,300                70,000
Other notes payable                                        16,275                12,077
                                                     ------------          ------------

Total                                                     243,190               220,192
Less: current portion                                          --              (121,571)
                                                     ------------          ------------

                                                          243,190                98,621
Less: debt subject to compromise                         (243,190)                   --

Market premium on term notes                                   --                   846
                                                     ------------          ------------
Long-term portion of debt and related party debt
                                                     $         --          $     99,467
                                                     ============          ============


TERM NOTES

On October 28, 2002, our subsidiaries, Chartwell, CCS, CCG and TLCS, entered into an Assumption and Release Agreement with a subsidiary of NCFE. NCFE had previously assumed notes payable to HMA by certain subsidiaries of Chartwell. We assigned these obligations to TLCS in exchange for the negation of approximately $16 million of inter-company debt owed by TLCS to us and/or CDSI. Under the terms of the agreement, TLCS assumed the three unsecured term notes totaling $28.7 million thereby assuming the obligations of Chartwell, CCS and CCG under the original terms of the notes.

DEBENTURES ISSUED TO PRIVATE INVESTMENT BANK LTD ("PIBL") OR ITS AFFILIATES

On August 14, 2002 we refinanced $70 million of debentures with PIBL. To secure the extension, we paid $12.5 million to reduce the principal balance with additional principal reduction payments over the term as follows: $100 thousand per month through July 2003, $400 thousand per month through January 2004 and $600 thousand per month through May 2004, $25 million on July 31, 2003 and the balance of $26.5 million due on June 28, 2004. Interest at a rate of 7% per annum is to be paid quarterly. We also paid $2.5 million in accrued interest due as of June 28, 2002. The $12.5 million principal reduction payment was funded by TEGCO Investments LLC ("TegCo"), an entity which is majority owned by our Chairman and Chief Executive Officer. The TegCo debt is subordinate to the PIBL debentures and is due on June 29, 2004. As a result of the Chapter 11 filing, approximately $68.6 million of the outstanding balance is included in liabilities subject to compromise on the condensed consolidated balance sheet at December 31, 2002.

As a result of NCFE's collapse and our filing and TLCS' filing for bankruptcy, we are in default of our obligations to PIBL, although the obligations are treated for accounting purposes as liabilities subject to compromise. PIBL had notified us prior to November 27, 2002 that they were accelerating our $57.5 million obligation to them because PIBL claimed various events of default under the amended debentures.

OTHER NOTES PAYABLE

On June 28, 2002, we amended a $4 million Promissory Note and Stock Pledge Agreement with NCFE to extend the due date to June 30, 2003. The principal amount on the Promissory Note has been increased to $4.4 million to include interest accrued from the inception of the note through June 28, 2002. The amended Promissory Note carries an interest rate of 14% per annum with interest payments beginning in August 2002.

Also on June 28, 2002, we entered into two Promissory Notes with NCFE, each in the amount of $2.5 million. The Promissory Notes carry an interest rate of 8.5% per annum with interest payments beginning in July 2002. Principal is due and payable upon the occurrence of a sale of Company assets with proceeds in excess of $5.0 million or a public offering of stock by any of our subsidiaries, or by July 28, 2003, whichever is earlier. Each obligation to NCFE is included for accounting purposes as a liability subject to compromise.

7) DISCONTINUED OPERATIONS

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net Technology Ltd. ("e-Net"). On June 15, 2001, e-Net voluntarily filed for receivership. In accordance with Emerging Issues Task Force EITF 95-18, ACCOUNTING AND REPORTING FOR A DISCONTINUED BUSINESS SEGMENT WHEN THE MEASUREMENT DATE OCCURS AFTER THE BALANCE SHEET DATE BUT BEFORE THE ISSUANCE OF FINANCIAL STATEMENTS, the Company reflected the discontinued operations in the fiscal year ended March 31, 2001. We estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

The net sales, expenses, net assets and net liabilities of e-Net have been included in our condensed consolidated financial statements under discontinued operations (unaudited, in thousands):

                                                THREE MONTHS ENDED DECEMBER 31    NINE MONTHS ENDED DECEMBER 31
                                                      2002           2001            2002              2001
                                                ------------------------------    ------------------------------
Net sales.....................................     $     --         $     --       $     --         $   3,005
Total costs and expenses......................           --               --             --             6,357
                                                   --------         --------       --------         ---------
Operating loss from discontinued operations...           --               --             --            (3,352)
Interest and taxes............................           --               --             --                31
                                                   --------         --------       --------         ---------
Net loss from discontinued
Operations....................................     $     --         $              $     --         $  (3,383)
                                                   ========         ========       ========         =========

The following is a condensed balance sheet for e-Net at December 31, 2002 and March 31, 2002 (unaudited, in thousands):

                                       December 31,    March 31,
                                           2002          2002
                                       -----------    ----------
Total assets ........................  $     2,314    $    2,314
                                       ===========    ==========
Total liabilities ...................       11,222        11,222

Stockholder's deficit ...............       (8,908)       (8,908)
                                        ----------    ----------
                                        $    2,314    $    2,314
                                        ==========    ==========

8) STOCK, WARRANTS AND STOCK OPTIONS

On April 2, 2002, we entered into a settlement agreement with a former shareholder of Illumea Corporation, our subsidiary now called Trestle. Under the terms of the settlement agreement, we agreed to issue 700 thousand shares of restricted common stock valued at approximately $665 thousand based on the closing price of such stock on April 2, 2002. The shares were issued on July 11, 2002. All amounts related to this settlement, approximately $995 thousand, including $300 thousand in cash, were recorded and expensed in the period ended March 31, 2002.

On April 5, 2002 and June 11, 2002, we issued 316 thousand unrestricted shares of common stock and 1 million shares of restricted common stock, respectively, and a warrant to purchase 1.5 million shares of common stock at $1.50 per share to Cappello Capital Corporation in connection with the settlement of a lawsuit in March 2002 (See Note 12). All amounts related to the settlement, approximately $2.1 million, were recorded and expensed in the period ended March 31, 2002.

On August 30, 2002 in conjunction with the resolution of a contractual dispute between TegRx Pharmacy Management Company, Inc. ("TegRx") and the Company, we agreed to issue stock options to TegRx to purchase 3 million shares of common stock at an exercise price of $0.10 per share. The options expire on August 30, 2012. These stock options are valued at $650 thousand based on the Black-Scholes valuation model. TegRx is an entity majority owned by our Chairman and Chief Executive Officer. All amounts related to this settlement were expensed in the period ended March 31, 2002.

On September 9, 2002, we issued 1.25 million shares of restricted common stock to a former employee as part of a legal settlement. The shares were valued at approximately $288 thousand based on the closing price of our common stock on September 9, 2002. All amounts related to this settlement were expensed in the period ended March 31, 2002.

During the nine months ended December 31, 2002, we granted stock options to employees to purchase 820 thousand shares of stock at $0.68 per share and 2.5 million shares of stock at $0.13 per share. These options were granted in accordance with our stock option plans with exercise prices based on the market price of our stock at the time of grant. The Board of Directors has approved these grants. Also during the nine months ended December 31, 2002, employees exercised stock options to purchase 600 thousand shares of common stock at an exercise price of $0.001 per share.

9) BASIC AND FULLY DILUTED LOSS PER SHARE

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

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. A summary of the shares used to compute net loss per share is as follows (unaudited, in thousands):

                                                  THREE MONTHS ENDED DECEMBER 31   NINE MONTHS ENDED DECEMBER 31
                                                       2002           2001            2002              2001
Weighted average common shares used to compute
basic net loss per share...............
                                                      149,837        99,429          149,946           88,143
Effect of dilutive securities..........                (1,175)       (6,808)          (2,372)          (2,441)
                                                      -------        ------          -------           ------
Weighted average common shares used to compute
diluted net loss per share.............               148,662        92,621          147,574           85,702
                                                      =======        ======          =======           ======

As of December 31, 2002 and 2001, options and warrants to purchase approximately
65.6 million and 55.0 million shares of common stock were outstanding, respectively. The common stock equivalents that were anti-dilutive were excluded from the computation of diluted loss per share for the three and nine months ended December 31, 2002 and 2001 as such options and warrants were anti-dilutive. In accordance with SFAS No. 128, we have included certain options and warrants to acquire shares in basic earnings per share because they are issuable for little or no cash consideration. These shares have been removed from diluted earnings per share because they are anti-dilutive.

10) REORGANIZATION ITEMS

Reorganization items consist of income, expense and other cost directly related to our reorganization since the Chapter 11 Filings. We have incurred, and will continue to incur, significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly and adversely affect the results of operations.

Reorganization items included in the statements of operations for the three and nine months ended December 31, 2002 consist of the following (in thousands):

Professional fees                                       $  773
Unamortized market premium on term notes - net            (721)
Other reorganization costs                                 222
Unamortized financing fees                                  25
Trustee filing fees                                         38

                                                        ------
                                                        $  337
                                                        ======

11) SEGMENT INFORMATION

We derive our net sales from three operating segments: (1) Home health services comprised of skilled nursing care and attendant care services in the home, (2) Pharmacy services comprised of pharmaceutical management and distribution services and (3) Internet-based transaction and information services comprised of our Distance Medicine and Medical e-Business products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, which are contained in our Annual Report on Form 10-K for the year ended March 31, 2002. We evaluate performance based on operating earnings of our respective business segments; as such, there is no separately identifiable statements of operations data below operating loss.

Our financial information by business segment is summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. (In thousands):

                                                       DISTANCE
                                                       MEDICINE    PHARMACY   HOME HEALTH     OTHER        TOTAL
                                                       --------    --------   -----------   ---------    ---------
Nine Months Ended December 31, 2002
Net Sales ..........................................   $  1,649    $ 40,575    $ 241,623    $      --    $ 283,847
Operating Income (Loss) Before
Depreciation and Amortization ......................     (3,417)      2,153        6,024      (11,259)      (6,499)
Depreciation and Amortization ......................         30         793        2,936          704        4,463
Operating Income (Loss) ............................     (3,447)      1,360        3,088      (11,963)     (10,962)
Capital Expenditures ...............................        106         196          476           82          860
Total Assets as of December 31, 2002................   $    656    $ 77,465    $  96,918    $   9,636    $ 184,675
                                                       -----------------------------------------------------------

Nine Months Ended December 31, 2001
Net Sales ..........................................   $  4,468    $ 56,397    $  47,037    $      --    $ 107,902
Operating Income (Loss) Before
Depreciation and Amortization ......................    (19,416)     (3,339)      (2,583)     (57,436)     (82,774)
Depreciation and Amortization ......................      1,760       1,656          736        1,923        6,075
Operating Income (Loss) ............................    (21,176)     (4,995)      (3,319)     (59,359)     (88,849)
Capital Expenditures ...............................         14         956          162           44        1,176
Total Assets as of March 31, 2002 ..................      1,485      32,291       67,130      111,934      212,840
                                                       -----------------------------------------------------------

                                                       DISTANCE
                                                       MEDICINE    PHARMACY   HOME HEALTH     OTHER        TOTAL
                                                       --------    --------   -----------   ---------    ---------
Three Months Ended December 31, 2002
Net Sales ..........................................   $    677    $ 13,065    $  76,102    $      --    $  89,844
Operating (Loss) Income Before
Depreciation and Amortization ......................       (979)        909        3,137       (2,373)         694
Depreciation and Amortization ......................          9         303          970          236        1,518
Operating (Loss) Income ............................       (988)        606        2,167       (2,609)        (824)
Capital Expenditures ...............................          8          45            1            5           59
Total Assets as of December 31, 2002 ...............   $    656    $ 77,465    $  96,918    $   9,636    $ 184,675
                                                       -----------------------------------------------------------

Three Months Ended December 31, 2001
Net Sales ..........................................   $    912    $ 16,357    $  37,943    $      --    $  55,212
Operating (Loss)/Income Before
Depreciation and Amortization ......................     (1,922)      1,458       (3,279)      (6,125)      (9,868)
Depreciation and Amortization ......................      1,224       1,236          714          399        3,573
Operating Income (Loss) ............................     (3,146)        222       (3,993)      (6,524)     (13,441)
Capital Expenditures ...............................         14         649          148           42          853
Total Assets as of March 31, 2002 ..................      1,485      32,291       67,130      111,934      212,840
                                                       -----------------------------------------------------------

Our U.S. sales from our pharmacy services and home health services segments are paid through third-party payors, including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients.

During the three and nine months ended December 31, 2002, approximately - 82.5% and 82.1%, respectively, of the sales from these segments were reimbursable by Medicare and Medicaid.

During the three and nine months ended December 31, 2001, our U.S. operations from our distance medicine segment had one customer, whose sales, on an individual basis, represented over 5 percent of distance medicine operations' net sales. This customer, NCFE a related party, represented less than 5 percent of our total sales.

12) CONTINGENCIES AND LEGAL MATTERS

We are party to routine litigation involving various aspects of our business. In addition, we have been and continue to be involved in litigation regarding several of our acquisitions and strategic relationships. In connection with our filing for bankruptcy protection, all of the litigation noted below, if it was not settled prior to the our filing for bankruptcy, has been automatically stayed under bankruptcy law, meaning, where we are a defendant, that no adverse party may take any action in the context of such litigation unless such party obtains relief from the automatic stay. Where we are the plaintiff, we may pursue such litigation at our option. Except as described below, none of such pending litigation, in our opinion, could have a material adverse impact on our consolidated financial condition, results of operations, or businesses.

These matters are organized below as follows: 1) Litigation from events arising prior to our merger with Chartwell in August 2001; 2) Litigation from events arising after our merger with Chartwell in August 2001; 3) TLCS litigation; and, 4) Chartwell litigation.

LITIGATION FROM EVENTS ARISING PRIOR TO OUR MERGER WITH CHARTWELL IN AUGUST
2001

PRIMERX.COM/NETWORK PHARMACEUTICALS, INC.

Our relationship with PrimeRx.com ("PrimeRx"), Network Pharmaceuticals, Inc. ("Network") and the principal stockholders of PrimeRx has been a troubled one characterized by numerous disputes and litigation. On March 26, 2001, we entered into a Settlement Agreement and Mutual Releases (the "March 2001 Settlement Agreement") with PrimeRx, Network, PrimeMed Pharmacy Services, Inc. ("PrimeMed"), another subsidiary of PrimeRx and the shareholders of PrimeRx. On or about July 16, 2001, Network filed a complaint against us and our strategic partner, NCFE, (Network Pharmaceuticals, Inc., a Nevada Corporation; NCFE; and DOES 1 through 25, inclusive, Superior Court of the state of California for the County of Los Angeles (Central District) (Case No. BC 254258)). This suit alleged breach of the March 2001 Settlement Agreement. On or about September 26, 2001, this matter was ordered to arbitration through the American Arbitration Association (the "AAA").

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

Due to our filing for bankruptcy protection, Network is an unsecured creditor of ours. Any action by them to enforce the terms of the settlement is subject to the automatic stay enforced under the Bankruptcy Code.

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

On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (e-Medsoft.com v. Moncrief, et al., Case No. BC249782 (the "California Action")). On or about October 19, 2001, defendants caused the case to be transferred to the United States District Court for the Central District of California based on diversity of citizenship between the defendants and us, the case is now known as EDCV 01-00803-VAP (SGLX). We settled those disputes with all but two former VidiMedix shareholders. The terms of the settlement required us to pay approximately $4.1 million in a combination of cash and common stock. The Remaining Plaintiffs are the only remaining plaintiffs in the Texas Action and the only remaining defendants in the California Action.

As of July 31, 2002, we reached a settlement with the Remaining Plaintiffs. Settlement terms included a mutual release from the Texas Action and for us to dismiss the California action with prejudice and monetary payments to the remaining plaintiffs over a seven month period.

Due to our filing for bankruptcy protection, the Remaining Plaintiffs are unsecured creditor of ours. Any action by them to enforce the terms of the settlement is subject to the automatic stay under the Bankruptcy Code.

SUTRO NASD ARBITRATION NO. 1

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2001, and as updated in our Annual Report on Form 10-K for the year ended March 31, 2002, a dispute between Sutro & Co. ("Sutro"), and us has been arbitrated before the National Association of Securities Dealers. On October 22, 2001, we agreed to settle the matter and Sutro NASD Arbitration No. 2 described below for
1.6 million shares of our common stock. We delivered a stock certificate for 1.3 million shares of our common stock representing shares due Sutro from an exercise of our warrants in June and August 2000. These shares met all requirements of Rule 144(k) of the Securities Act of 1933 and were delivered to Sutro without restriction. We also delivered a stock certificate for 300 thousand shares of our common stock with a value of $720 thousand at the time of issuance. We agreed to register these shares in our next registration statement filing with the SEC. If based on the closing price of our common stock two days prior to the effective date of the registration statement, the market value of the 300 thousand shares is less then $720 thousand, then we are obligated to issue an additional number of shares such that the market value of the sum of the shares is as nearly as possible equal to $720 thousand. Based on the closing price of our common stock at June 30, 2002, we would be obligated to issue an additional 3.3 million shares. As a result of this settlement, we expensed $3.7 million as of March 31, 2002.

SUTRO NASD ARBITRATION NO. 2

An investor in the Company sued Sutro for failing to honor commitments and failures to act in accordance with its fiduciary duties. This matter was being arbitrated before the National Association of Securities Dealers.

As part of the Sutro No. 1 NASD arbitration settlement described above, on October 22, 2001, we agreed to settle the matter.

CAPPELLO CAPITAL CORP.

On November 16, 2001, we filed a complaint against Cappello Capital Corp. ("Cappello") (Med Diversified v. Cappello Capital Corp., Los Angeles Superior Court Case No. SC 069391 (the "Cappello Action")), alleging that Cappello was liable for fraud for inducing us to enter into an exclusive financial advisor engagement agreement ("Engagement Agreement"), by misrepresenting to us that Cappello had significant sources of capital ready and willing to invest in us when such was not true. In the complaint, we sought compensatory and punitive damages, as well as rescission of the Engagement Agreement. We dismissed the case without prejudice on March 1, 2002, and settled the case and all claims relating thereto as of March 25, 2002. We have fulfilled all of our obligations under this settlement.

HOSKIN INTERNATIONAL, LTD. AND CAPPELLO CAPITAL CORP.

On October 30, 2001, we filed a demand for arbitration with the American Arbitration Association ("AAA") against Hoskin International, Ltd. ("Hoskin") and Cappello (collectively, "Respondents") (AAA 50T 168 00515 1), alleging that Respondents fraudulently induced us to enter into a Common Stock Purchase Agreement and to issue warrants through various misstatements of material facts and failed to disclose facts that the Respondents had a duty to disclose. This matter is before an administrator assigned to the case through the San Francisco office of the AAA.

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

On January 2, 2002, Cappello filed a motion to stay arbitration before the AAA as to Cappello on the grounds that Cappello was not a party to the arbitration clause contained in the Common Stock Purchase Agreement, and that our claims against Cappello should be resolved in the Cappello Action in Los Angeles (as described above under "Legal Proceedings: Cappello Capital Corp."). The Court granted Cappello's motion on January 28, 2002. We dismissed, without prejudice, the claims asserted against Cappello in the AAA arbitration. We settled the matter with Hoskin in November 2002.

Due to our filing for bankruptcy protection, Hoskin is an unsecured creditor of ours. Any action by Hoskin to enforce the terms of the settlement is subject to the automatic stay under the Bankruptcy Code.

ILLUMEA (ASIA)

On December 13, 2000, Illumea (Asia), Ltd. ("IAL"), Nathalie j.v.d. Doornmalen, David Chung, Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd. and True Will Investments filed a First Amended Complaint against Illumea Corporation ("Illumea") and Andrew Borsanyi (collectively, the "Defendants") arising out of our acquisition of Illumea (Illumea (Asia), Ltd., et al. v. Illumea Corporation and Andrew Borsanyi). All of the plaintiffs IAL and Nathalie Doornmalen thereafter dismissed their claims without prejudice. As a result, only IAL and Doornmalen remained as plaintiffs.

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

As of April 2, 2002, we settled these matters. Under the terms of the settlement, we were required to (i) pay $300 thousand, (ii) issue 700 thousand shares of our common stock and (iii) file a registration statement, on Form S-1, registering the 700 thousand shares. As of October 31, 2002, we have not filed the registration statement as set forth in the Settlement Agreement. We have been notified that Nathalie Doornmalen has filed a motion to enforce the Settlement Agreement in the Illumea (Asia), Ltd. matter. We filed an opposition to this motion, and the court approved the motion pending the presentation of evidence. This matter is subject to the automatic stay under the Bankruptcy Code.

TREBOR O. CORPORATION

On June 29, 2001, Trebor O. Corporation, a California corporation, doing business as Western Pharmacy Services ("Trebor O."), and its principal Robert Okum, filed an action in Los Angeles County Superior Court against us, PrimeRx, Chartwell and various individuals (Trebor O. Corporation d.b.a. Western Pharmacy Services and Robert Okum v. e-Medsoft.com, PrimeRx, Chartwell Diversified Services and various individuals, Los Angeles Superior Court Case No. BC 253387). The plaintiffs assert claims for breach of contract, promissory estoppel, misrepresentation, breach of confidentiality and tortious interference, and seek more than $5 million in compensatory damages, on the theory that we entered into a letter of intent to purchase Trebor O, but then refused to complete the transaction. We have settled this lawsuit as of July 2002. Settlement terms include dismissal of Trebor O's suit against us and a payment by us to Trebor O.

SAN DIEGO ASSET MANAGEMENT, INC.

On October 24, 2001, we filed a complaint against San Diego Asset Management, Inc. ("SDAM") (Med Diversified v. San Diego Asset Management Inc., Los Angeles Superior Court Case No. BC 260285 (the "2001 SDAM Action")) arising out of an agreement whereby we were to sell shares of our common stock that could be purchased for $83 million for 90% of the market price of our common stock to SDAM. We agreed to prepare a certificate for 15 million restricted shares of our common stock as a commission (the "Certificate"), as well as pay $3 million in cash as commission to SDAM. We delivered the Certificate but SDAM did not deliver the $83 million. In the lawsuit, we sought a temporary restraining order, preliminary injunction and permanent injunction ordering SDAM to return the Certificate to us. Pursuant to the Court's order dated November 6, 2001, the Certificate was returned to us and cancelled. We dismissed the 2001 SDAM Action without prejudice on November 13, 2001.

On February 1, 2002, we filed for Arbitration with the National Association of Securities Dealers (the "NASD Arbitration") against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman (collectively, "Respondents") (NASD CASE NO. 02 00650), alleging that Respondents fraudulently induced us to enter into a Securities Purchase Agreement through various misstatements of material fact and, alternatively, that Respondents breached the Securities Purchase Agreement. On March 13, 2002, following objections to jurisdiction, we dismissed without prejudice the claims asserted against Daniel Feldman in the arbitration. The remaining Respondents have not yet responded to our claims and no arbitrator has yet been selected.

On February 5, 2002, we filed a complaint against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman, (Med Diversified, Inc. v. San Diego Asset Management, Inc., Wendy Feldman Purner and Daniel Feldman, Los Angeles, Superior Court Case No. BC 267635 (the "2002 SDAM Action")), alleging that they, in the second half of 2001, fraudulently induced us to enter into a Debenture Agreement through various misstatements of material fact and, alternatively, that they breached the Debenture Agreement.

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

On May 9, 2002, SDAM filed a cross-complaint against us. SDAM alleges that on or about August 2001, we entered into an agreement with SDAM to sell it 5 million shares of our common stock and that SDAM paid us $2 million, but have not received any stock. After we demurred to SDAM's cross-complaint, SDAM filed an amended cross complaint July 3, 2002. These matters were in discovery. Due to our filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

UNIVERSITY AFFILIATES

In January 2002, we filed a Complaint against University Affiliates IPA ("UAIPA") and its president, Sam Romeo, who at the time was also a member of our board of directors, for breach of contract, fraud and, as to Mr. Romeo, breach of fiduciary duty arising out of a May 2, 2000 agreement between UAIPA and us. Under the agreement, during the quarter ended June 2000, we advanced $2 million to UAIPA for the purpose of creating a joint venture intended to combine UAIPA's supposed healthcare management expertise with Internet healthcare management systems in an effort to develop new business opportunities. As of the filing of the suit, the companies had not proceeded with the joint venture. According to the original agreement, if a formal joint venture agreement were not entered into between UAIPA and us by July 1, 2000, UAIPA would guarantee payment of $2.5 million on or before July 1, 2001. The $2.5 million has not been paid. We seek payment of this amount, plus any profits from the business opportunities that were to be transferred to the joint venture, and punitive damages.

On March 4, 2002, UAIPA served a cross-complaint against us, Sanga E-Health, LLC, TSI Technologies, LLC, Mitchell Stein and John F. Andrews alleging breach of various contracts, breach of the implied covenant of good faith and fair dealing, declaratory relief, promissory estoppel, fraud, negligent misrepresentation, unjust enrichment, quantum meruit, conversion, money had and received, breach of fiduciary duty, interference with prospective business advantage and unfair business practices, seeking damages in the aggregate of approximately $11 million plus punitive damages. The court denied our motion to compel arbitration on May 8, 2002. We subsequently filed a cross-complaint against UAIPA and Sam Romeo regarding their failure to adhere to the May 2, 2000 agreement. No trial date has been set and UAIPA is currently in bankruptcy proceedings. Due to our filing for bankruptcy protection and UAIPA's bankruptcy proceedings, this matter is subject to the automatic stay in both cases.

LITIGATION FROM EVENTS ARISING AFTER OUR MERGER WITH CHARTWELL IN AUGUST 2001

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

The complaint demands the imposition of a constructive trust for the converted funds and an injunction against the Defendants' disposing of or liquidating the $7.5 million deposit. Our complaint further alleges fraud on behalf of the Defendants, stating that they never intended to complete the transaction but planned to use the pendency of the transaction to obtain concessions from us. Additionally, there is a claim for breach of contract. We seek compensatory damages of approximately $10 million per claim, plus punitive damages, along with the equitable relief previously described and attorneys' fees.

Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus' answer to that complaint. A status conference is scheduled for early March 2003. We intend to pursue this litigation and remove the automatic stay.

LANCE POULSEN, HAL POTE, NPF VI, NPF XII, BANK ONE, JP MORGAN CHASE & CO.

In November 2002, we filed a complaint, along with our subsidiary Chartwell Diversified Services, Inc. and OrthoRehab, Inc. ("OrthoRehab"), against two principals of NCFE, Lance K. Poulsen ("Poulsen") and Hal Pote ("Pote"), two legal designees of NCFE, NPF VI, Inc., NPF XII, Inc., and two banking organizations, Bank One NA, Trustee ("Bank One"), and JP Morgan Chase & Co., Trustee ("JP Morgan") (Med Diversified, Inc.; Chartwell Diversified Services, Inc.; and OrthoRehab, Inc. v. Lance K. Poulsen; Hal Pote; NPF VI, Inc.; NPF XII, Inc.; Bank One NA, Trustee and JP Morgan Chase & Co., Trustee, U.S. District Court District of Massachusetts, Civil Action No. 02-12214 NG). We contend that Poulsen and Pote made false representations to us about NCFE's ability to fund us, as well as NCFE's financial condition. In reliance, we entered into contractual relationships for financing with NCFE and its affiliates. We believe that NCFE's liquidity problems and the nature of the "ponzi scheme" which NCFE engaged, was known for some time prior to NCFE's breach of the Sales and Subservicing Agreements by certain of its principals and independent board members. Had we known, we would not have continued these financing arrangements and would have searched for alternate financing. Because of NCFE's eventual financing difficulties, we were harmed as a result. We also contend that at the time Poulsen and Pote assured us that NCFE would provide funding to us, they were conspiring to conceal from us the true status of NCFE's business and financial condition.

Further, we contend that Poulsen and Pote demanded that NPF VI and NPF XII withhold funding, completely depriving us of all necessary monies from which we operate our business. We also believe that Bank One and JP Morgan caused NPF VI and NPF XII to withhold funds, which were guaranteed under contractual agreements. We also contend that NPF VI and NPF XII breached their contracts with Chartwell and OrthoRehab in refusing to honor their funding commitments.

We seek monetary damages to be proven at trial. As NCFE is in bankruptcy (meaning actions against it are subject to an automatic stay), we are investigating our alternatives in pursuing this litigation against all named defendants.

TLCS LITIGATION

PRIVATE INVESTMENT BANK LIMITED

On January 29, 2003, TLCS and its nineteen subsidiaries commenced an adversary proceeding against Private Investment Bank Limited ("PIBL") by the filing of a complaint (the "PIBL Complaint") in the Bankruptcy Court where the TLCS Chapter 11 case is currently pending. In connection with the TLCS Chapter 11 cases, PIBL has asserted certain security and other interests in the assets of TLCS and its subsidiaries. The PIBL Complaint seeks to avoid and recover those certain security and other interests asserted by PIBL against the assets of TLCS and its subsidiaries as either preferential or fraudulent transfers. As of the date of this disclosure, PIBL has not yet answered the PIBL Complaint and joined issue in the action.

H.L.N. CORPORATION

H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of TLCS for the territory comprising certain counties in and around Los Angeles, California, and their holding company, instituted an action against TLCS subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of TLCS. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between TLCS and certain of the named plaintiffs (H.L.N. Corporation, et al. v. TLCS Subsidiaries, et al.). The Plaintiffs are seeking damages for violations of California franchise laws, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The Plaintiffs have not specified the amount of damages they are seeking. Pursuant to a Motion of Summary Judgment, the court granted all of the individual Defendants' Motions for Summary Judgment, dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California franchise law. Trial is scheduled for August 2003. Due to TLCS' filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

CHARTWELL LITIGATION

CRAVEY

Warren Willard Cravey ("Cravey"), now deceased, was a client of CCS.

CCS provided care to Cravey via its community-based alternatives program. On October 1, 2001, Lorene Emma Barros, Individually and as Executive to the Estate of Warren Willard Cravey, Deceased, Cheryl Lynn Sloniger, Londa Sylvia Cravey, Lorna Christine Tillman, and Warren Willard Cravey, II ("Plaintiffs") filed a lawsuit against Concepts of Care II, Inc., Chartwell Community Services, Inc. f/k/a Concepts of Care, Infusion Management Systems, Inc. d/b/a Concepts of Care, HomeCare Concepts of America, Inc. d/b/a Concepts of Care, Mollie Primrose, and Mollie Gay Jordy ("Defendants"). (Case No. 23096, pending in the District Court of Jasper County, Texas.) Plaintiffs in the above-referenced cause are the children of Cravey.

Plaintiffs claim that Defendants were negligent in their care of Cravey. Plaintiffs allege against CCS claims for negligence, negligence per se, gross negligence and breach of fiduciary duty. Pursuant to the theory of respondeat superior, Plaintiffs also assert that CCS is liable for the alleged negligence of its former employee, Defendant Mollie Primrose, in her care of Cravey. Plaintiffs also assert against CCS a claim for punitive damages, alleging CCS' conduct was grossly negligent and/or malicious. CCS denies and is vigorously defending all claims.

All parties to the suit are currently actively engaged in discovery. As of the date hereof, there have been no motions for summary judgment or any other dispositive motions filed by any party. Though a jury trial has been demanded, this case is not presently set for trial. Due to our filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

MEDICAL SPECIALTIES DISTRIBUTORS INC.

In July 2001, Medical Specialties, Inc. ("Medical Specialties") sued our subsidiary, Chartwell, in superior court in Massachusetts (Medical Specialties Distributors Inc. v. Chartwell Diversified Services, Inc., et al., Bristol County Superior Court (Massachusetts) Civil Action No. BRCV2001-00845. This claim alleges failure to pay for the purchase of healthcare products and equipment rentals totaling approximately $2 million. The case is currently in discovery. Under the terms of the purchase of certain assets by Chartwell, we assumed certain assets while not assuming certain liabilities and were indemnified by Home Medical of America, Inc. ("HMA") for any actions that might arise from such non-assumed liabilities. We had been informed previously by HMA that it would assume the defense of this matter. As of the date hereof, we have not been informed that HMA has actually assumed such defense. We continue to request of HMA that it assume this defense, and have retained counsel to handle this defense in the meantime. We believe that this case has no merit. Due to our defendant subsidiaries filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

TRI-COUNTY HOME HEALTH, INC.

In March of 2002, Tri-County Home Health, Inc. ("Tri-County") and other plaintiffs filed suit against CCS and Chartwell and Shay Fields (Tri County Home Health, Inc. et al. v. Chartwell Community Services, Inc., Chartwell Diversified Services, Inc. and Shay Field, 365th JDC, Hardin County TX, Case No. 42108). Tri-County claims that the Defendants breached a contract for the sale of the long term care portion of Tri-County's operations. They have also alleged fraud, tortious interference, material misrepresentation and unfair dealings. They seek damages in excess of $1 million. Chartwell answered the complaint and believes that the claims are without merit. Due to our filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

13)   RECENT ACCOUNTING PRONOUNCMENTS

On April 1, 2002, we adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. Separable intangible assets with finite lives continue to be amortized over their useful lives.

                                     Gross Carrying Amount                     Accumulated Amortization
(thousands of dollars)          December 31,           March 31,           December 31,            March 31,
                                       2002                2002                   2002                 2002
                                ------------       -------------           ------------         ------------
Amortized intangible
assets:

Administrative service
agreements                          $  7,950               8,299              $  (3,810)          $   (3,206)
                                    --------            --------              ---------           ---------

Total amortized
intangible assets                      7,950               8,299              $  (3,810)              (3,206)
                                    --------            --------              ---------           ----------

Unamortized
identifiable
intangible assets:                        --                  --                     --                   --
                                    --------            --------              ---------           ----------


Total identifiable
intangible assets*                  $  7,950            $  8,299              $  (3,810)          $   (3,206)
                                    ========            ========              =========           =========

     * Included in Other assets.

Total amortization expense for intangible assets was $198 thousand and $604 thousand for the three and nine months ended December 31, 2002, respectively. The annual amortization expense expected is as follows:

                Year ending March 31
               ----------------------
                                         ($ in thousands)
                        2003                 $    802
                        2004                 $    792
                        2005                 $    792
                        2006                 $    792
                        2007                 $    792
                        2008                 $    792
                     thereafter              $    331
                                             --------
                       TOTAL                 $  5,093
                                             ========


      As of March 31, 2002, the net carrying value of the Company's goodwill totaled $89.4 million. No amortization expense was recorded for the three and nine months ended December 31, 2002 as a result of the Company's adoption of SFAS No. 142. Amortization of goodwill for the three and nine months ended December 31, 2001 amounted to $422 thousand and $1.3 million, respectively. The following unaudited pro forma information summarizes the effect of excluding goodwill amortization expense retroactive to April 1, 2001. Pro forma results are in thousands of dollars, except per share data:


                                   THREE MONTHS          NINE MONTHS
                                          ENDED                ENDED
                                   DECEMBER 31,          DECEMBER 31,
                                           2001                  2001
Reported net loss from
  continuing operations             $ (25,652)           $ (109,443)
                                    ---------            ----------
Add back: goodwill
  amortization                            422                 1,248

Adjusted net loss from
  continuing operations             $ (25,230)           $ (108,195)
                                    =========            ==========
Basic Earnings per share:
Reported net loss from
  continuing operations             $   (0.26)           $    (1.24)
Goodwill amortization                      --                  0.01

Adjusted net loss from
  continuing operations             $   (0.26)           $    (1.23)
                                    =========            ==========
Earnings per share - basic
 and diluted:

Reported net loss from
  continuing operations             $   (0.28)           $    (1.28)
Goodwill amortization                      --                  0.02
                                    ---------            ----------
Adjusted net loss from
  continuing operations             $   (0.28)           $    (1.26)
                                    =========            ==========



Management is in the process of testing goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the third quarter of fiscal 2003, management utilized estimates of the enterprise value of the Company as of January 1, 2002 and compared such enterprise value estimates to the carrying value of the Company's corresponding net assets as of that date. Based on the results of such test, management believes that a potentially significant impairment of the Company's $89.4 million goodwill exists. However, determining the amount of such impairment, which constitutes the second step of the process described in SFAS No. 142, requires management to identify the implied fair value of the Company's goodwill. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the Company's liabilities will be impacted by the settlement pursuant to a plan or plans of reorganization set forth by the Debtors' Chapter 11 trustee or another interested party in the bankruptcy proceedings and, ultimately, on decisions of the Bankruptcy Court. As a result, the amount of the goodwill impairment charge, if any, will consider, among other things, the Company's enterprise value and management's best estimates regarding the final disposition of the Company's pre-petition liabilities in accordance with SOP 90-7 and the provisions of "fresh-start" reporting included therein.

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

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We expect to adopt SFAS 146, effective January 1, 2003. For exit or disposal activities initiated prior to December 31, 2002, we plan to follow the accounting guidelines outlined in EITF 94-3.

RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("APB No. 30"). SFAS No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS, was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because those transitions have been completed, SFAS No. 44 is no longer necessary. SFAS No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS, amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the recision of SFAS No. 4 will be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are in effect for transactions occurring after May 15, 2002. Due to our recent bankruptcy filing, Management has not determined the impact of adopting SFAS No. 145 on our consolidated financial statements.

ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of account for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. However, certain provisions of SFAS No. 148 relating to interim financial statements are effective for the Company's fourth quarter beginning January 1, 2003.

                                     ITEM 2
                              MED DIVERSIFIED, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Report that relate to management's expectations, intentions or beliefs concerning future plans, expectations, events and performance are "forward-looking" within the meaning of the federal securities laws. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. These forward-looking statements include assumptions, beliefs and opinions relating to our business and growth strategy based upon management's interpretation and analysis of its own contractual and legal rights, of management's ability to satisfy industry and consumer needs with its strategies, and of healthcare industry trends. Management's forward-looking statements further assume that the Company will be able to successfully develop and execute on its strategic relationships and obtain approval for a plan of reorganization under the terms of the Bankruptcy Code. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of our products, changing technology, competition in the health-care market, government regulation of health care, general economic conditions, availability of capital, the outcome of pending litigation, our ability to successfully reorganize under the Bankruptcy Code and other factors. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Some important factors that could cause our actual results to differ materially from those projected in such forward-looking statements are discussed in our Annual Report on Form 10-K for the year ended March 31, 2002.

OVERVIEW

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2002. The information contained herein is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.

On November 27, 2002, we and five of our domestic, wholly-owned subsidiaries, Chartwell, CCS, CCG, Resource, and Trestle, filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York under Chapter 11 of Title 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02-88564." The Med Debtors continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated (see
Note 3). As a debtor-in-possession, we are authorized to operate our business, but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

On November 8, 2002, our majority-owned subsidiary, TLCS along with nineteen of TLCS' subsidiaries, filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York under Chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 02-88020." TLCS continues to operate its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated (see Note 3). As a debtor-in-possession, TLCS is authorized to operate its business, but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

As a result of the filings, we are now periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by the Bankruptcy Code, as well as certain financial information on an unconsolidated basis.

Such materials will be prepared according to requirements of the Bankruptcy Code. While they accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Accordingly, we believe that the substance and format of such materials do not allow meaningful comparison with our regular publicly disclosed consolidated financial statements.

Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our or other Debtors' stock or debt or for comparison with other financial information filed with the SEC.

Most of the Debtors' filings with the Court are available to the public at the offices of the Clerk of the Bankruptcy Court or the Bankruptcy Court's website (www.nyeb.uscourts.gov) or may be obtained through private document retrieval services. We undertake no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to therein.

CHAPTER 11 REORGANIZATION

As noted previously, the Debtors are operating their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As such, the Debtors are authorized to operate their business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

Soon after the Chapter 11 filings, the Debtors began notifying all known or potential creditors, in an effort to identify and quantify all pre-petition claims against them. As a result of the Debtors' filings, substantially all of their indebtedness and lease obligations went into technical default. The Chapter 11 filings, however, automatically stayed or enjoined the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date, subject to certain exceptions under the Bankruptcy Code. For example, those creditor actions that seek to obtain property, or those that seek to create, perfect or enforce any lien against property of the Debtors, or those that seek to exercise rights or remedies with respect to a pre-petition claim, are enjoined. Such claims may proceed only if the Bankruptcy Court grants relief from the automatic stay. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced, absent an order of the Bankruptcy Court.

At hearings held on December 2, 2002, December 9, 2002, and December 20, 2002 the Bankruptcy Court granted the Med Debtors' motions to stabilize their operations and business relationships with customers, vendors, employees and others. The Court granted the Med Debtors authority to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits, and other employee obligations; (b) pay vendors and other providers in the ordinary course of business for goods and services received from and after the Petition Date, and other similar agreements. The Bankruptcy Court also gave interim and final approval for use of cash collateral. The Court also approved a Debtor-In-Possession Master Purchase and Sale Agreement ("DIP Facility") with Sun Capital. This secured debtor-in-possession financing arrangement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes.

On November 12, 2002, the Bankruptcy Court granted TLCS the authority to: a) maintain and continue to use its existing bank accounts without interruption and in the ordinary course of business; b) continue to use existing business forms, including checks and other documents; and c) collect and utilize cash collateral on an interim basis pending further hearings before the Bankruptcy Court. Since November 12, 2002, TLCS has maintained the authority to use cash collateral and continued to operate its business in the ordinary course. It has taken affirmative steps to stabilize its business and preserve assets for the benefit of its creditors. Within its rights under the applicable provisions of the Bankruptcy Code, TLCS has eliminated certain unnecessary or burdensome obligations under various leases and contracts.

The Debtors intend to develop a plan or plans of reorganization through negotiations with their respective key creditor constituencies. A substantial portion of all pre-petition liabilities are subject to settlement under such a plan of reorganization to be voted upon by the Debtors' creditors, and approved by the Bankruptcy Court. No assurance can be given regarding the timing of such a plan, the likelihood that such a plan will be developed, or the terms on which such a plan may be conditioned.

Although the Debtors expect to file a reorganization plan that provides emergence from Chapter 11 during 2003 or 2004, there can be no assurances that a plan of reorganization will be proposed by the Debtors, or approved by the requisite creditors, or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Debtors have the exclusive right to file a plan of reorganization during the 120 days after the Petition Date until March 27, 2003. If the Debtors choose to file a plan of reorganization, they then have an additional 60 days in which to obtain the required acceptances of the plan. The Bankruptcy Court, for cause, may extend these time periods. If the requisite number of impaired creditors and equity holders does not approve the plan, and the Debtors' 120-day exclusivity period lapses, any party in interest subsequently may file a plan of reorganization for any of the Debtors. The Med Debtors intend to move for an additional 60-day extension of their exclusive periods, seeking to extend the exclusive period to file their plans until May 26, 2003. TLCS has filed for an extension of the exclusivity period and the Bankruptcy Court has approved such extension. The extension is until May 7, 2003.

A plan of reorganization is deemed accepted by holders of claims against the equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan; and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan.

The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. For example, if a class of claims or equity interests does not receive or retain any property under the plan, such claims or interests are deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors. Such factors include the status and seniority of the claims or equity interest in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common-stock interests, a plan may be "crammed down" if the proponent of the plan demonstrates that (i) the common stock holders are receiving the value of their common stock interests or no class junior to the common stock is receiving or retaining property under the plan and (ii) no class of claims or interests senior to the common stock is being paid more than in full.

Going forward, our principal focus will be to generate positive cash flow from our continuing operations primarily from our business units. We plan to continue to eliminate redundancies at all staff levels and locations consistent with this objective.

We had, until October 2002, depended on NCFE to provide us financing for current operations under our Sales and Subservicing Agreements. Cash shortages caused by NCFE's collapse resulted in our inability to meet all vendor obligations as they became due. Because of NCFE's failure to honor its commitments under the Sales and Subservicing Agreements, TLCS filed for Chapter 11 protection on November 8, 2002 and we and certain of our subsidiaries, including CCG, CCS, Chartwell, Trestle and Resource, filed for Chapter 11 protection on November 27, 2002.

We believe that due to NCFE's actions over the past two years, in its allegedly willful and knowing misconduct, caused us and our subsidiaries to falter. We believe an appropriate remedy to be either a complete forgiveness of any indebtedness owed by us to NCFE or recharacterization of our debt to them as equity and/or equitably subordinated, in whole or in part, to the claims of general unsecured creditors. As has been previously disclosed, NCFE and its principals own over 30% of our outstanding common stock. NCFE has also provided funding to us beyond that contemplated by the various Sales and Subservicing Agreements we had with them. Further, Lance Poulsen, NCFE's CEO, commented in a press release issued by us in February 2002, that NCFE stood behind us in terms of financial commitment. Because of these facts, management has believed that NCFE's conduct in overfundings and with respect to our Company generally has resembled that of a stakeholder rather than a senior lender. Likewise, certain of NCFE's actions in connection with its dealings with us may give rise to equitable subordination claims by us. However, there can be no assurances that we will bring such an action or that such an action, or claims made in such an action, will be successful.

We are authorized under the Bankruptcy Code to act as a "debtor-in-possession" during the course of our case. Being a debtor-in-possession means that current management, the board of directors, and the shareholders remain in place during the pendency of the case or until such time as an examiner or trustee is appointed. No trustee or examiner has been appointed in our case, although it is possible that one might be appointed at a future time.

In connection with being a debtor-in-possession, we have obtained financing from Sun Capital. By order of the Bankruptcy Court dated December 23, 2002, Sun Capital has been approved to act as our source for outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.

On December 24, 2002, we and certain of our subsidiaries in bankruptcy, including Chartwell, CCG, CCS and Resource, entered into a Master Purchase and Sale Agreement with Sun Capital. Under this agreement, certain of our subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivables submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. We pay at a daily percentage rate of .0075% for each day a receivable remains uncollected, which is equivalent to an annual percentage rate of 27%.

As of the date hereof, we have sold approximately $5.0 million worth of receivables to Sun Capital. On January 3, 2003, Sun Capital advanced us $3.4 million based on such receivables.

RESULTS OF OPERATIONS

Results of Continuing Operations:

The results of operations presented herein reflect the unaudited consolidated net sales and expenses from continuing operations for the three and nine months ended December 31, 2002 and 2001. In addition, we have included in the comparisons below the unaudited pro forma financial information for the three and nine months ended December 31, 2001 ("Proforma 2001") to include our acquisitions of Chartwell and TLCS as if these transactions occurred on April 1, 2001. For more detailed information regarding the pro forma effects of these mergers, see Forms 8-K/A filed February 11, 2002 and February 20, 2002.

Information presented in the tables below is unaudited (in thousands):

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                                                    PROFORMA
                                                               2002                  2001               2001
                                                               ----                  ----           --------
Net sales...................................              $  89,844             $  55,212          $  89,674
Costs and expenses:
  Cost of sales.............................                 51,750                33,160             56,089
  Research and development..................                     --                   496                496
  Sales and marketing.......................                    367                   695                695

  General and administrative................                 37,033                30,729             78,958
  Asset impairment charges..................                     --
  Depreciation and amortization.............                  1,518                 3,573              6,828
                                                          ---------             ---------          ---------
Total costs and expenses....................                 90,668                68,653            143,066
                                                          ---------             ---------          ---------
Operating loss from continuing operations...              $    (824)            $ (13,441)         $ (53,392)
                                                          =========             =========          =========
Net Loss from continuing operations.........              $  (4,738)            $ (25,652)         $ (75,792)
                                                          =========             =========          =========

                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                            2002                           2001         PROFORMA 2001
                                                            ----                           ----         -------------
Net sales...............................              $  283,847                     $  107,902           $   309,654
Costs and expenses:
  Cost of sales.........................                 161,674                         71,343               187,835
  Research and development..............                      --                          2,965                 2,965
  Sales and Marketing...................                     947                          5,714                 5,714

  General and administrative............                 127,376                         97,590               235,104
  Asset impairment charges..............                     349                         11,635                11,635
  Restructuring charges                                                                   1,429                 1,429
  Depreciation and Amortization.........                   4,463                          6,075                25,693
                                                      ----------                     ----------           -----------
Total costs and expenses................                 294,809                        196,751               470,375
                                                      ----------                     ----------           -----------
Operating loss from continuing
operations..............................              $  (10,962)                    $  (88,849)          $  (160,721)
                                                      ==========                     ==========           ===========
Net Loss from continuing operations.....              $  (32,401)                    $ (109,443)          $  (212,725)
                                                      ==========                     ==========           ===========

The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three and nine months ended December 31, 2002 (unaudited, in thousands):

                                          THREE MONTHS ENDED DECEMBER 31        NINE MONTHS ENDED DECEMBER 31

                                          Chartwell       Joint Ventures*       Chartwell     Joint Ventures*
Net sales...........................      $  24,548             $  17,645       $  74,539           $  54,680

Cost of sales.......................      $  17,570                 9,603          54,082              31,397
                                          ---------             ---------       ---------           ---------
Gross profit........................          6,978                 8,042          20,457              23,283
Operating expenses..................          5,095                 4,701          15,465              15,258
                                          ---------             ---------       ---------           ---------
Income from operations..............          1,883                 3,341           4,992               8,025
Depreciation and amortization.......           (314)                   36            (791)               (673)
Other income/(expense)..............             --                   184          (2,189)                184
Corporate overhead..................            219                    --              --                  --
Equity in earnings of joint
venture.............................          1,499                    --           3,292                  --
Joint venture earnings allocated
to other members....................             --                (2,062)             --              (4,244)
                                          ---------             ---------       ---------           ---------
Net income..........................      $   2,849             $   1,499       $   5,304           $   3,292
                                          =========             =========       =========           =========

As noted above, Chartwell's income from operations under management for the three and nine months ended December 31, 2002 totaled $1.5 million and $3.3 million, respectively.

*Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger, we have investments in eight joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. Our ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and six with 50 percent interest accounted for on the equity basis of accounting. Total Chartwell revenue under management for the three months and nine months ended December 31, 2002, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, was $42.2 and $129.2 million, respectively.

NET SALES

Net sales for the three and nine months ended December 31, 2002, 2001 and Proforma 2001 are summarized as follows (unaudited, in thousands):

                                                  THREE MONTHS ENDED DECEMBER 31,

                                                                           PROFORMA
                 SEGMENT                           2002         2001         2001
                                                ----------   ----------   ----------
Distance Medicine Solutions..................   $      677   $      912   $      912
Pharmacy Management and Distribution.........       13,065       16,357       16,357
Home Health/Alternative Site Services........       76,102       37,943       72,405
                                                ----------   ----------   ----------
                                                $   89,844   $   55,212   $   89,674
                                                ==========   ==========   ==========

                                                   NINE MONTHS ENDED DECEMBER 31,

                                                                           PROFORMA
                                                   2002         2001         2001
                                                ----------   ----------   ----------
Distance Medicine Solutions..................   $    1,649   $    4,468   $    4,468
Pharmacy Management and Distribution.........       40,575       56,397       74,327
Home Health/Alternative Site Services........      241,623       47,037      230,859
                                                ----------   ----------   ----------
                                                $  283,847   $  107,902   $  309,654
                                                ==========   ==========   ==========

Net sales in the distance medicine solutions segment decreased by approximately 25.8% and 63.1% in the three and nine months ended December 31, 2002 as compared to the comparable period of the prior year. These decreases resulted primarily from our efforts to focus on more profitable products, lower consulting revenues during the respective periods, and our decision to abandon products that were not considered likely to be profitable in the future.

Pharmacy revenues for the three and nine months ended December 31, 2002, 2001 and Proforma 2001 are summarized as follows (unaudited, in thousands):

                                                  THREE MONTHS ENDED DECEMBER 31,

                                                                           PROFORMA
                 SEGMENT                           2002         2001         2001
                                                ----------   ----------   ----------
PrimeRx......................................   $       --   $       --   $       --
Chartwell....................................        9,748       13,336       13,336
Resource.....................................        3,317        3,021        3,021
                                                ----------   ----------   ----------
                                                $   13,065   $   16,357   $   16,357
                                                ==========   ==========   ==========

                                                   NINE MONTHS ENDED DECEMBER 31,

                                                                           PROFORMA
                                                   2002         2001         2001
                                                ----------   ----------   ----------
PrimeRx......................................   $       --   $   25,352   $   25,352
Chartwell....................................       30,443       22,243       40,173
Resource.....................................       10,132        8,802        8,802
                                                ----------   ----------   ----------
                                                $   40,575   $   56,397   $   74,327
                                                ==========   ==========   ==========

PrimeRx, including Network, revenues decreased in the nine months ended December 31, 2002 compared to comparable period in 2001 as a result of our decision to not consolidate Network subsequent to August 1, 2001 and our decision to dispose of unprofitable pharmacy operations of PrimeRx in the first and second quarters of fiscal 2002.

Chartwell pharmacy revenues decreased in the three months ended December 31, 2002 over comparable prior year period due to the closing of non profitable locations, decreased patient referrals and other competitive factors.

Chartwell pharmacy revenues increased in nine months ended December 31, 2002 over comparable prior year period as a result of the August 6, 2001 acquisition of Chartwell. Compared with Proforma 2001, Chartwell pharmacy revenues decreased approximately $3.6 million and $9.7 million in the three and nine months ended December 31, 2002, respectively, due to the closing of non profitable locations, decreased patient referrals and other competitive factors.

Resource's pharmacy revenues increased approximately $296 thousand and $1.3 million in the three and nine months ended December 31, 2002, respectively, compared to 2001 as a result of increased sales efforts for existing and new customers.

Home health revenues increased from $37.9 million and $47.0 million, respectively, to $76.1 million and $241.6 million during the three and nine months ended December 31, 2001 and December 31, 2002. These increases were principally a result of home health revenues generated as a result of the Chartwell and TLCS acquisitions on August 6, 2001 and November 28, 2001, respectively. A comparative proforma analysis indicates a $3.7 million and $10.8 million increase in revenues in the three and nine months ended December 31, 2002, respectively, due to increased patient admissions for Medicare services.

COSTS AND EXPENSES

     COST OF SALES

Cost of sales for the three and nine months ended December 31, 2002, 2001 and Proforma 2001 are summarized as follows (unaudited, in thousands):

                                                  THREE MONTHS ENDED DECEMBER 31,

                                                                           PROFORMA
              SEGMENT                              2002         2001         2001
                                                ----------   ----------   ----------
Distance Medicine Solutions..................   $      647   $      362   $      362
Pharmacy Management and Distribution.........        7,883       10,108        9,838
Home Health/Alternative Site Services........       43,220       22,690       45,889
                                                ----------   ----------   ----------
                                                $   51,750   $   33,160   $   56,089
                                                ==========   ==========   ==========

                                                   NINE MONTHS ENDED DECEMBER 31,

                                                                           PROFORMA
                                                   2002         2001         2001
                                                ----------   ----------   ----------
Distance Medicine Solutions..................   $    1,155   $    3,069   $    3,069
Pharmacy Management and Distribution.........       25,347       38,485       49,248
Home Health/Alternative Site Services........      135,172       29,789      135,518
                                                ----------   ----------   ----------
                                                $  161,674   $   71,343   $  187,835
                                                ==========   ==========   ==========

Cost of sales as a percentage of sales for the three and nine months ended December 31, 2002, 2001 and Proforma 2001 are summarized as follows:

                                                  THREE MONTHS ENDED DECEMBER 31,

                                                                           PROFORMA
                SEGMENT                            2002         2001         2001
                                                ----------   ----------   ----------
Distance Medicine Solutions..................         95.6%        39.7%        39.7%
Pharmacy Management and Distribution.........         60.3%        61.8%        60.1%
Home Health/Alternative Site Services........         56.8%        59.8%        63.4%

                                                  NINE MONTHS ENDED DECEMBER 31,

                                                                           PROFORMA
                                                   2002         2001         2001
                                                ----------   ----------   ----------
Distance Medicine Solutions..................         70.0%        68.7%        68.7%
Pharmacy Management and Distribution.........         62.5%        68.2%        66.3%
Home Health/Alternative Site Services........         55.9%        63.3%        58.7%

Distance Medicine Solutions cost of sales declined in nine months ended December 31, 2002 compared to the same periods in 2001 as a result of a decrease in sales of products that have a significantly lower gross margin than consulting services.

Pharmacy cost of sales in the three and nine months ended December 31, 2002 decreased as compared to the same periods in 2001 because of favorable vendor pricing associated with our Chartwell revenues. The gross margin on Chartwell revenues is higher than those on Network and other pharmacy operations in 2001.

Due to management's restructuring process since August 2001, we believe that the profit margins for our businesses have shown significant improvement since that time. The benefit of these restructuring activities, both at TLCS and Chartwell, is evidenced by examining the cost of sales set forth in our segmentation for the three month ending period as projected for 2001 of 63.4% in the home health sector and the actual percentage of 56.7%. As stated in our business plan, our focus has been to restructure these costs continually.

Home health cost of sales represents the direct costs of providing services to patients, including provider wages, cost of medical supplies and the cost of contracted services.

OTHER INCOME (EXPENSE)

Interest expense decreased $8.7 million for the three months ended December 31, 2002 as compared to the comparable period in 2001. The decrease is attributed to the amortization of $3.3 million in deferred financing fees and interest on preferred stock of $3.5 million in 2001. In addition, we have in accordance with SOP 90-7, discontinued accruing $1.5 million of interest related to our unsecured debt.

Interest expense increased $4.3 million for the nine months ended December 31, 2002 as compared to the comparable period in 2001. The increase is attributed to our $70 million debenture financing and existing debt acquired in the Chartwell and TLCS acquisitions.

Results of Discontinued Operations:

The results of discontinued operations presented herein reflect the operations of our wholly owned subsidiary, e-Net. On June 15, 2001, e-Net voluntarily filed for receivership. In accordance with EITF 95-18, ACCOUNTING AND REPORTING FOR A DISCONTINUED BUSINESS SEGMENT WHEN THE MEASUREMENT DATE OCCURS AFTER THE BALANCE SHEET DATE BUT BEFORE THE ISSUANCE OF FINANCIAL STATEMENTS, we reflected the discontinued operations in the fiscal year ended March 31, 2001. We estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

The net sales, expenses, net assets and net liabilities of e-Net have been included in our condensed consolidated financial statements under discontinued operations. The financial information included herein provides the components comprising the results from discontinued operations (unaudited, in thousands):

                                                  THREE MONTHS ENDED DECEMBER 31   NINE MONTHS ENDED DECEMBER 31
                                                      2002               2001          2002              2001
                                                  ------------------------------   -----------------------------
Net sales......................................   $        --        $        --   $        --       $     3,005
Total costs and expenses.......................            --                 --            --             6,357
                                                  -----------        -----------   -----------       -----------
Operating loss from discontinued operations....            --                 --            --            (3,352)
Interest and taxes.............................            --                 --            --                31
                                                  -----------        -----------   -----------       -----------
Net loss from discontinued Operations..........   $        --        $             $        --       $    (3,383)
                                                  ===========        ===========   ===========       ===========

The following is a condensed balance sheet for e-Net at September 30, 2002 and March 31, 2002 (unaudited, in thousands):

                                                DECEMBER 31,      MARCH 31,
                                                        2002           2002
                                                ------------    ------------
Total assets                                    $      2,314    $      2,314
                                                ============    ============

Total liabilities                                     11,222          11,222

Stockholder's deficit                                 (8,908)         (8,908)
                                                ------------    ------------
Total liabilities and stockholder's deficit     $      2,314    $      2,314
                                                ============    ============

LIQUIDITY

There are significant uncertainties about our ability to continue as a going concern. We have suffered recurring losses from operations and have consistently had negative working capital from continuing operations and lower than needed levels of cash. On December 31, 2002, we had an accumulated deficit of $645.0 million and a deficit stockholders' equity of $223.2 million.

In addition, we have consistently used cash in operations, including cash used in operating activities of $29.8 million and $37.1 million in the nine months ended December 31, 2002 and 2001, respectively.

We are authorized under the Bankruptcy Code to act as a debtor in possession during the course of our bankruptcy case. Being a debtor in possession means that current management, the board of directors and the shareholders remain in place during the pendency of the case or until such time as an examiner or trustee is appointed. No trustee or examiner has been appointed in our case, although it is possible that one might be appointed at a future time.

In connection with being a debtor in possession, we obtained financing from Sun Capital. By order of the bankruptcy court dated December 23, 2002, Sun Capital has been approved to act as our source for outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.

We and certain of our subsidiaries in bankruptcy, including CCG, CCS, Chartwell and Resource, entered into a Master Purchase and Sale Agreement with Sun Capital. Under this agreement, certain of our subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivable submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. We pay at a daily percentage rate of .0075% for each day a receivable remains uncollected, which is equivalent to an annual percentage rate of 27%.

To date, we have sold approximately $5.0 million worth of receivables to Sun Capital. On January 3, 2003, Sun Capital advanced us $3.4 million based on such receivables.

In August 2002 we refinanced, with the existing lender, debentures totaling $70 million. Terms of the refinance included a $12.5 million principal reduction and an extension of the due date to June 28, 2004.

Going forward, our principal focus will be to generate positive cash flow from our continuing operations primarily from our business units. We plan to continue to eliminate redundancies at all staff levels and locations consistent with this objective.

In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

     1. Maintain our arrangement with Sun Capital as our source for debtor-in-possession financing.

     2. Continue to integrate Chartwell and TLCS operations with ours to take advantage of cost savings and potential generation of future sales to provide sources of additional funds.

     3.   Successfully manage the reorganization of TLCS and the Med Debtors.

     4. Prepare, file and obtain approval of plans of reorganization for the Med Debtors.

Other factors, including those risk factors identified in our Annual Report on Form 10-K for the year ended March 31, 2002, could adversely affect our ability to obtain additional funding.

If we are not successful in obtaining the funding or resolving the matters referred to above, and we do not obtain other sources of funding to replace these commitments, we may not be able to fund our operations or support our capital needs and business strategy beyond September 30, 2003. Accordingly, our ability to continue as a going concern is in question.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET/PRICE RISK

We are exposed to market risk in the normal course of business operations. We face competition and must offer our products and services at prices that the market will bear. Management believes that we are well positioned with our mix of products and services to take advantage of future price increases for these products and services. However, should the prices for our products decline, this could adversely affect our future profitability and competitiveness.

INTEREST RATE RISK

Our debt portfolio as of December 31, 2002 is composed entirely of fixed and variable rate debt denominated in United States currency. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rate on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. If interest rates significantly increase, we could incur additional interest expenses, which would negatively affect our cash flow and future profitability.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on an evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has each concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Any changes in internal controls due to bankruptcy proceeding. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are party to routine litigation involving various aspects of our business. In addition, we have been and continue to be involved in litigation regarding several of our acquisitions and strategic relationships. In connection with our filing for bankruptcy protection, all of the litigation noted below, if it was not settled prior to the our filing for bankruptcy, has been automatically stayed under bankruptcy law, meaning, where we are a defendant, that no adverse party may take any action in the context of such litigation unless such party obtains relief from the automatic stay. Where we are the plaintiff, we may pursue such litigation at our option. Except as described below, none of such pending litigation, in our opinion, could have a material adverse impact on our consolidated financial condition, results of operations, or businesses.

These matters are organized below as follows: 1) Litigation from events arising prior to our merger with Chartwell in August 2001; 2) Litigation from events arising after our merger with Chartwell in August 2001; 3) TLCS litigation; and, 4) Chartwell litigation.

LITIGATION FROM EVENTS ARISING PRIOR TO OUR MERGER WITH CHARTWELL IN AUGUST
2001

PRIMERX.COM/NETWORK PHARMACEUTICALS, INC.

Our relationship with PrimeRx.com ("PrimeRx"), Network Pharmaceuticals, Inc. ("Network") and the principal stockholders of PrimeRx has been a troubled one characterized by numerous disputes and litigation. On March 26, 2001, we entered into a Settlement Agreement and Mutual Releases (the "March 2001 Settlement Agreement") with PrimeRx, Network, PrimeMed Pharmacy Services, Inc. ("PrimeMed"), another subsidiary of PrimeRx and the shareholders of PrimeRx. On or about July 16, 2001, Network filed a complaint against us and our strategic partner, NCFE, (Network Pharmaceuticals, Inc., a Nevada Corporation; NCFE; and DOES 1 through 25, inclusive, Superior Court of the state of California for the County of Los Angeles (Central District) (Case No. BC 254258)). This suit alleged breach of the March

2001 Settlement Agreement. On or about September 26, 2001, this matter was ordered to arbitration through the American Arbitration Association (the "AAA").

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

Due to our filing for bankruptcy protection, Network is an unsecured creditor of ours. Any action by them to enforce the terms of the settlement is subject to the automatic stay enforced under the Bankruptcy Code.

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

On May 3, 2001, we filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (e-Medsoft.com v. Moncrief, et al., Case No. BC249782 (the "California Action")). On or about October 19, 2001, defendants caused the case to be transferred to the United States District Court for the Central District of California based on diversity of citizenship between the defendants and us, the case is now known as EDCV 01-00803-VAP (SGLX). We settled those disputes with all but two former VidiMedix shareholders. The terms of the settlement required us to pay approximately $4.1 million in a combination of cash and common stock. The Remaining Plaintiffs are the only remaining plaintiffs in the Texas Action and the only remaining defendants in the California Action.

As of July 31, 2002, we reached a settlement with the Remaining Plaintiffs. Settlement terms included a mutual release from the Texas Action and for us to dismiss the California action with prejudice and monetary payments to the remaining plaintiffs over a seven month period.

Due to our filing for bankruptcy protection, the Remaining Plaintiffs are unsecured creditor of ours. Any action by them to enforce the terms of the settlement is subject to the automatic stay under the Bankruptcy Code.

SUTRO NASD ARBITRATION NO. 1

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2001, and as updated in our Annual Report on Form 10-K for the year ended March 31, 2002, a dispute between Sutro & Co. ("Sutro"), and us has been arbitrated before the National Association of Securities Dealers. On October 22, 2001, we agreed to settle the matter and Sutro NASD Arbitration No. 2 described below for
1.6 million shares of our common stock. We delivered a stock certificate for 1.3 million shares of our common stock representing shares due Sutro from an exercise of our warrants in June and August 2000. These shares met all requirements of Rule 144(k) of the Securities Act of 1933 and were delivered to Sutro without restriction. We also delivered a stock certificate for 300 thousand shares of our common stock with a value of $720 thousand at the time of issuance. We agreed to register these shares in our next registration statement filing with the SEC. If based on the closing price of our common stock two days prior to the effective date of the registration statement, the market value of the 300 thousand shares is less then $720 thousand, then we are obligated to issue an additional number of shares such that the market value of the sum of the shares is as nearly as possible equal to $720 thousand. Based on the closing price of our common stock at June 30, 2002, we would be obligated to issue an additional 3.3 million shares. As a result of this settlement, we expensed $3.7 million as of March 31, 2002.

SUTRO NASD ARBITRATION NO. 2

An investor in the Company sued Sutro for failing to honor commitments and failures to act in accordance with its fiduciary duties. This matter was being arbitrated before the National Association of Securities Dealers.

As part of the Sutro No. 1 NASD arbitration settlement described above, on October 22, 2001, we agreed to settle the matter.

CAPPELLO CAPITAL CORP.

On November 16, 2001, we filed a complaint against Cappello Capital Corp. ("Cappello") (Med Diversified v. Cappello Capital Corp., Los Angeles Superior Court Case No. SC 069391 (the "Cappello Action")), alleging that Cappello was liable for fraud for inducing us to enter into an exclusive financial advisor engagement agreement ("Engagement Agreement"), by misrepresenting to us that Cappello had significant sources of capital ready and willing to invest in us when such was not true. In the complaint, we sought compensatory and punitive damages, as well as rescission of the Engagement Agreement. We dismissed the case without prejudice on March 1, 2002, and settled the case and all claims relating thereto as of March 25, 2002. We have fulfilled all of our obligations under this settlement.

HOSKIN INTERNATIONAL, LTD. AND CAPPELLO CAPITAL CORP.

On October 30, 2001, we filed a demand for arbitration with the American Arbitration Association ("AAA") against Hoskin International, Ltd. ("Hoskin") and Cappello (collectively, "Respondents") (AAA 50T 168 00515 1), alleging that Respondents fraudulently induced us to enter into a Common Stock Purchase Agreement and to issue warrants through various misstatements of material facts and failed to disclose facts that the Respondents had a duty to disclose. This matter is before an administrator assigned to the case through the San Francisco office of the AAA.

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

On January 2, 2002, Cappello filed a motion to stay arbitration before the AAA as to Cappello on the grounds that Cappello was not a party to the arbitration clause contained in the Common Stock Purchase Agreement, and that our claims against Cappello should be resolved in the Cappello Action in Los Angeles (as described above under "Legal Proceedings: Cappello Capital Corp."). The Court granted Cappello's motion on January 28, 2002. We dismissed, without prejudice, the claims asserted against Cappello in the AAA arbitration. We settled the matter with Hoskin in November 2002.

Due to our filing for bankruptcy protection, Hoskin is an unsecured creditor of ours. Any action by Hoskin to enforce the terms of the settlement is subject to the automatic stay under the Bankruptcy Code.

ILLUMEA (ASIA)

On December 13, 2000, Illumea (Asia), Ltd. ("IAL"), Nathalie j.v.d. Doornmalen, David Chung, Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd. and True Will Investments filed a First Amended Complaint against Illumea Corporation ("Illumea") and Andrew Borsanyi (collectively, the "Defendants") arising out of our acquisition of Illumea (Illumea (Asia), Ltd., et al. v. Illumea Corporation and Andrew Borsanyi). All of the plaintiffs IAL and Nathalie Doornmalen thereafter dismissed their claims without prejudice. As a result, only IAL and Doornmalen remained as plaintiffs.

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

As of April 2, 2002, we settled these matters. Under the terms of the settlement, we were required to (i) pay $300 thousand, (ii) issue 700 thousand shares of our common stock and (iii) file a registration statement, on Form S-1, registering the 700 thousand shares. As of October 31, 2002, we have not filed the registration statement as set forth in the Settlement Agreement. We have been notified that Nathalie Doornmalen has filed a motion to enforce the Settlement Agreement in the Illumea (Asia), Ltd. matter. We filed an opposition to this motion, and the court approved the motion pending the presentation of evidence. This matter is subject to the automatic stay under the Bankruptcy Code.

TREBOR O. CORPORATION

On June 29, 2001, Trebor O. Corporation, a California corporation, doing business as Western Pharmacy Services ("Trebor O."), and its principal Robert Okum, filed an action in Los Angeles County Superior Court against us, PrimeRx, Chartwell and various individuals (Trebor O. Corporation d.b.a. Western Pharmacy Services and Robert Okum v. e-Medsoft.com, PrimeRx, Chartwell Diversified Services and various individuals, Los Angeles Superior Court Case No. BC 253387). The plaintiffs assert claims for breach of contract, promissory estoppel, misrepresentation, breach of confidentiality and tortious interference, and seek more than $5 million in compensatory damages, on the theory that we entered into a letter of intent to purchase Trebor O, but then refused to complete the transaction. We have settled this lawsuit as of July 2002. Settlement terms include dismissal of Trebor O's suit against us and a payment by us to Trebor O.

SAN DIEGO ASSET MANAGEMENT, INC.

On October 24, 2001, we filed a complaint against San Diego Asset Management, Inc. ("SDAM") (Med Diversified v. San Diego Asset Management Inc., Los Angeles Superior Court Case No. BC 260285 (the "2001 SDAM Action")) arising out of an agreement whereby we were to sell shares of our common stock that could be purchased for $83 million for 90% of the market price of our common stock to SDAM. We agreed to prepare a certificate for 15 million restricted shares of our common stock as a commission (the "Certificate"), as well as pay $3 million in cash as commission to SDAM. We delivered the Certificate but SDAM did not deliver the $83 million. In the lawsuit, we sought a temporary restraining order, preliminary injunction and permanent injunction ordering SDAM to return the Certificate to us. Pursuant to the Court's order dated November 6, 2001, the Certificate was returned to us and cancelled. We dismissed the 2001 SDAM Action without prejudice on November 13, 2001.

On February 1, 2002, we filed for Arbitration with the National Association of Securities Dealers (the "NASD Arbitration") against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman (collectively, "Respondents") (NASD CASE NO. 02 00650), alleging that Respondents fraudulently induced us to enter into a Securities Purchase Agreement through various misstatements of material fact and, alternatively, that Respondents breached the Securities Purchase Agreement. On March 13, 2002, following objections to jurisdiction, we dismissed without prejudice the claims asserted against Daniel Feldman in the arbitration. The remaining Respondents have not yet responded to our claims and no arbitrator has yet been selected.

On February 5, 2002, we filed a complaint against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman, (Med Diversified, Inc. v. San Diego Asset Management, Inc., Wendy Feldman Purner and Daniel Feldman, Los Angeles, Superior Court Case No. BC 267635 (the "2002 SDAM Action")), alleging that they, in the second half of 2001, fraudulently induced us to enter into a Debenture Agreement through various misstatements of material fact and, alternatively, that they breached the Debenture Agreement.

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

On May 9, 2002, SDAM filed a cross-complaint against us. SDAM alleges that on or about August 2001, we entered into an agreement with SDAM to sell it 5 million shares of our common stock and that SDAM paid us $2 million, but have not received any stock. After we demurred to SDAM's cross-complaint, SDAM filed an amended cross complaint July 3, 2002. These matters were in discovery. Due to our filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

UNIVERSITY AFFILIATES

In January 2002, we filed a Complaint against University Affiliates IPA ("UAIPA") and its president, Sam Romeo, who at the time was also a member of our board of directors, for breach of contract, fraud and, as to Mr. Romeo, breach of fiduciary duty arising out of a May 2, 2000 agreement between UAIPA and us. Under the agreement, during the quarter ended June 2000, we advanced $2 million to UAIPA for the purpose of creating a joint venture intended to combine UAIPA's supposed healthcare management expertise with Internet healthcare management systems in an effort to develop new business opportunities. As of the filing of the suit, the companies had not proceeded with the joint venture. According to the original agreement, if a formal joint venture agreement were not entered into between UAIPA and us by July 1, 2000, UAIPA would guarantee payment of $2.5 million on or before July 1, 2001. The $2.5 million has not been paid. We seek payment of this amount, plus any profits from the business opportunities that were to be transferred to the joint venture, and punitive damages.

On March 4, 2002, UAIPA served a cross-complaint against us, Sanga E-Health, LLC, TSI Technologies, LLC, Mitchell Stein and John F. Andrews alleging breach of various contracts, breach of the implied covenant of good faith and fair dealing, declaratory relief, promissory estoppel, fraud, negligent misrepresentation, unjust enrichment, quantum meruit, conversion, money had and received, breach of fiduciary duty, interference with prospective business advantage and unfair business practices, seeking damages in the aggregate of approximately $11 million plus punitive damages. The court denied our motion to compel arbitration on May 8, 2002. We subsequently filed a cross-complaint against UAIPA and Sam Romeo regarding their failure to adhere to the May 2, 2000 agreement. No trial date has been set and UAIPA is currently in bankruptcy proceedings. Due to our filing for bankruptcy protection and UAIPA's bankruptcy proceedings, this matter is subject to the automatic stay in both cases.

LITIGATION FROM EVENTS ARISING AFTER OUR MERGER WITH CHARTWELL IN AUGUST 2001

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

The complaint demands the imposition of a constructive trust for the converted funds and an injunction against the Defendants' disposing of or liquidating the $7.5 million deposit. Our complaint further alleges fraud on behalf of the Defendants, stating that they never intended to complete the transaction but planned to use the pendency of the transaction to obtain concessions from us. Additionally, there is a claim for breach of contract. We seek compensatory damages of approximately $10 million per claim, plus punitive damages, along with the equitable relief previously described and attorneys' fees.

Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus' answer to that complaint. A status conference is scheduled for early March 2003. We intend to pursue this litigation and remove the automatic stay.

LANCE POULSEN, HAL POTE, NPF VI, NPF XII, BANK ONE, JP MORGAN CHASE & CO.

In November 2002, we filed a complaint, along with our subsidiary Chartwell Diversified Services, Inc. and OrthoRehab, Inc. ("OrthoRehab"), against two principals of NCFE, Lance K. Poulsen ("Poulsen") and Hal Pote ("Pote"), two legal designees of NCFE, NPF VI, Inc., NPF XII, Inc., and two banking organizations, Bank One NA, Trustee ("Bank One"), and JP Morgan Chase & Co., Trustee ("JP Morgan") (Med Diversified, Inc.; Chartwell Diversified Services, Inc.; and OrthoRehab, Inc. v. Lance K. Poulsen; Hal Pote; NPF VI, Inc.; NPF XII, Inc.; Bank One NA, Trustee and JP Morgan Chase & Co., Trustee, U.S. District Court District of Massachusetts, Civil Action No. 02-12214 NG). We contend that Poulsen and Pote made false representations to us about NCFE's ability to fund us, as well as NCFE's financial condition. In reliance, we entered into contractual relationships for financing with NCFE and its affiliates. We believe that NCFE's liquidity problems and the nature of the "ponzi scheme" which NCFE engaged, was known for some time prior to NCFE's breach of the Sales and Subservicing Agreements by certain of its principals and independent board members. Had we known, we would not have continued these financing arrangements and would have searched for alternate financing. Because of NCFE's eventual financing difficulties, we were harmed as a result. We also contend that at the time Poulsen and Pote assured us that NCFE would provide funding to us, they were conspiring to conceal from us the true status of NCFE's business and financial condition.

Further, we contend that Poulsen and Pote demanded that NPF VI and NPF XII withhold funding, completely depriving us of all necessary monies from which we operate our business. We also believe that Bank One and JP Morgan caused NPF VI and NPF XII to withhold funds, which were guaranteed under contractual agreements. We also contend that NPF VI and NPF XII breached their contracts with Chartwell and OrthoRehab in refusing to honor their funding commitments.

We seek monetary damages to be proven at trial. As NCFE is in bankruptcy (meaning actions against it are subject to an automatic stay), we are investigating our alternatives in pursuing this litigation against all named defendants.

TLCS LITIGATION

PRIVATE INVESTMENT BANK LIMITED

On January 29, 2003, TLCS and its nineteen subsidiaries commenced an adversary proceeding against Private Investment Bank Limited ("PIBL") by the filing of a complaint (the "PIBL Complaint") in the Bankruptcy Court where the TLCS Chapter 11 case is currently pending. In connection with the TLCS Chapter 11 cases, PIBL has asserted certain security and other interests in the assets of TLCS and its subsidiaries. The PIBL Complaint seeks to avoid and recover those certain security and other interests asserted by PIBL against the assets of TLCS and its subsidiaries as either preferential or fraudulent transfers. As of the date of this disclosure, PIBL has not yet answered the PIBL Complaint and joined issue in the action.

H.L.N. CORPORATION

H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of TLCS for the territory comprising certain counties in and around Los Angeles, California, and their holding company, instituted an action against TLCS subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of TLCS. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between TLCS and certain of the named plaintiffs (H.L.N. Corporation, et al. v. TLCS Subsidiaries, et al.). The Plaintiffs are seeking damages for violations of California franchise laws, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The Plaintiffs have not specified the amount of damages they are seeking. Pursuant to a Motion of Summary Judgment, the court granted all of the individual Defendants' Motions for Summary Judgment, dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California franchise law. Trial is scheduled for August 2003. Due to TLCS' filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

CHARTWELL LITIGATION

CRAVEY

Warren Willard Cravey ("Cravey"), now deceased, was a client of CCS.

CCS provided care to Cravey via its community-based alternatives program. On October 1, 2001, Lorene Emma Barros, Individually and as Executive to the Estate of Warren Willard Cravey, Deceased, Cheryl Lynn Sloniger, Londa Sylvia Cravey, Lorna Christine Tillman, and Warren Willard Cravey, II ("Plaintiffs") filed a lawsuit against Concepts of Care II, Inc., Chartwell Community Services, Inc. f/k/a Concepts of Care, Infusion Management Systems, Inc. d/b/a Concepts of Care, HomeCare Concepts of America, Inc. d/b/a Concepts of Care, Mollie Primrose, and Mollie Gay Jordy ("Defendants"). (Case No. 23096, pending in the District Court of Jasper County, Texas.) Plaintiffs in the above-referenced cause are the children of Cravey.

Plaintiffs claim that Defendants were negligent in their care of Cravey. Plaintiffs allege against CCS claims for negligence, negligence per se, gross negligence and breach of fiduciary duty. Pursuant to the theory of respondeat superior, Plaintiffs also assert that CCS is liable for the alleged negligence of its former employee, Defendant Mollie Primrose, in her care of Cravey. Plaintiffs also assert against CCS a claim for punitive damages, alleging CCS' conduct was grossly negligent and/or malicious. CCS denies and is vigorously defending all claims.

All parties to the suit are currently actively engaged in discovery. As of the date of hereof, there have been no motions for summary judgment or any other dispositive motions filed by any party. Though a jury trial has been demanded, this case is not presently set for trial. Due to our filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

MEDICAL SPECIALTIES DISTRIBUTORS INC.

In July 2001, Medical Specialties, Inc. ("Medical Specialties") sued our subsidiary, Chartwell, in superior court in Massachusetts (Medical Specialties Distributors Inc. v. Chartwell Diversified Services, Inc., et al., Bristol County Superior Court (Massachusetts) Civil Action No. BRCV2001-00845. This claim alleges failure to pay for the purchase of healthcare products and equipment rentals totaling approximately $2 million. The case is currently in discovery. Under the terms of the purchase of certain assets by Chartwell, we assumed certain assets while not assuming certain liabilities and were indemnified by Home Medical of America, Inc. ("HMA") for any actions that might arise from such non-assumed liabilities. We had been informed previously by HMA that it would assume the defense of this matter. As of the date hereof, we have not been informed that HMA has actually assumed such defense. We continue to request of HMA that it assume this defense, and have retained counsel to handle this defense in the meantime. We believe that this case has no merit. Due to our defendant subsidiaries filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

TRI-COUNTY HOME HEALTH, INC.

In March of 2002, Tri-County Home Health, Inc. ("Tri-County") and other plaintiffs filed suit against CCS and Chartwell and Shay Fields (Tri County Home Health, Inc. et al. v. Chartwell Community Services, Inc., Chartwell Diversified Services, Inc. and Shay Field, 365th JDC, Hardin County TX, Case No. 42108). Tri-County claims that the Defendants breached a contract for the sale of the long term care portion of Tri-County's operations. They have also alleged fraud, tortious interference, material misrepresentation and unfair dealings. They seek damages in excess of $1 million. Chartwell answered the complaint and believes that the claims are without merit. Due to our filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

ITEM 2.   CHANGES IN SECURITIES.

During the three months ended December 31, 2002, the Company had no transactions involving the issuance of unregistered securities of its common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Med Debtors made their Chapter 11 filings on November 27, 2002. As a result of the filings, no principal or interest payments have been or will be made on certain indebtedness incurred by the Med Debtors prior to November 27, 2002, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Med Debtors' Chapter 11 filings is set forth elsewhere in this Form 10-Q, including Notes 1 and 3 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations."

TLCS made its Chapter 11 filings on November 8, 2002. As a result of the filings, no principal or interest payments have been or will be made on certain indebtedness incurred by the Med Debtors prior to November 8, 2002, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Med Debtors' Chapter 11 filings is set forth elsewhere in this Form 10-Q, including Notes 1 and 3 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations."

We also received a letter from PIBL, which declared a notice of acceleration of the $57.5 million of principal amount of Amended Debentures dated as of June 28, 2002 issued by us to PIBL in connection with the Amendment Agreement dated as of June 28, 2002

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) The Annual Meeting of Stockholders of the Company was held on December 6, 2002.

          (b) The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

     1.   Election of Directors

               Frank P. Magliochetti, Jr., John F. Andrews, Donald H. Ayers, Gregory J. Simms, and Richard J. Boudreau were each elected as a Director of the Company for a one-year term expiring at the next Annual Meeting of Stockholders. Mr. Boudreau did not stand for re-election as he had previously resigned from the Board.

               The voting results were as follows:

               Common Stockholders:                   For:       Withhold:
               Frank P. Magliochetti, Jr.       94,566,190       3,607,149
               John F. Andrews                  95,041,103       3,132,231
               Donald H. Ayers                  86,151,094      12,022,240
               Gregory J. Simms                 95,238,179       2,935,160
               Richard J. Boudreau              95,238,179       2,935,160

     2. Ratification of Brown and Brown, LLP Independent Auditors for Fiscal Year ending March 31, 2003

                                         For      Against     Abstain
     Common Stockholders          97,837,182      295,671      40,481

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)                EXHIBIT INDEX

Exhibit
Number    Description of Document
-------   -----------------------
10.1      Debtor-In-Possession Master Purchase and Sale Agreement with Sun
          Capital dated December 24, 2002

99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

     (b) REPORTS ON FORM 8-K.

We filed a Form 8-K, dated October 25, 2002, reporting under Item 5 the addition of James K. Happ as President of our Company.

We filed a Form 8-K, dated November 8, 2002, reporting under Item 3 that our majority-owned subsidiary TLCS, filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankrupcty Code in the United States Bankruptcy Court for the Eastern District of New York.

We filed a Form 8-K, dated November 27, 2002, reporting under Item 3 that we along with our subsidiaries, Chartwell, CCS, CCG, Resource, and Trestle, filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York, and reporting under Item 5 that we received a letter from PIBL, which declared a notice of acceleration of the $57.5 million of principal amount of Amended Debentures dated as of June 28, 2002 issued by us to PIBL in connection with the Amendment Agreement dated as of June 28, 2002.

We filed a Form 8-K, dated December 13, 2002, reporting under Item 5 that Frank
P. Magliochetti, Jr., John Andrews, Don Ayers, and Gregory Simms have been elected to serve on the Board of Directors by vote of our stockholders, and reporting under Item 6 the resignation of Richard Boudreau from our Board of Directors by letter dated November 20, 2002, and the resignation of John Andrews from our Board of Directors by e-mail transmission dated December 13, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Med Diversified, Inc.


Date:  February 19, 2003            By:  /s/ Frank P. Magliochetti
                                        ----------------------------------------
                                            Frank P. Magliochetti
                                            Chairman and Chief Executive Officer

                                    By:  /s/ James A. Shanahan
                                        ----------------------------------------
Date:    February 19, 2003                  James A. Shanahan
                                            Vice President of Finance
                                            and Accounting, Corporate Controller
                                            (Principal Accounting Officer)

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


Dated:  February 19, 2003               By:  /s/ Frank P. Magliochetti, Jr.
                                           -------------------------------------
                                             Name:    Frank P. Magliochetti, Jr.
                                             Title:   Chief Executive Officer

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


Dated:  February 19, 2003         By:  /s/ James A. Shanahan
                                     -------------------------------------------
                                      Name:     James A. Shanahan
                                      Title:    Vice President of Finance and
                                                Accounting, Corporate Controller
                                                (Principal Accounting Officer)