Form 10-K
period 2003-03-31
MED DIVERSIFIED INC
filed 2003-07-01
CIK 800181

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MARCH 31, 2003

COMMISSION FILE NUMBER: 1-15587

MED DIVERSIFIED, INC.

NEVADA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	84-1037630 (I.R.S. EMPLOYER IDENTIFICATION NO.)

100 BRICKSTONE SQUARE, FIFTH FLOOR, ANDOVER, MA 01810
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(978) 323-2500
(ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 COMMON STOCK, $.001 PAR VALUE

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        As of May 31, 2003, 148,661,526 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $1,992,239.

DOCUMENTS INCORPORATED BY REFERENCE:

        Certain information to be included in the Registrant's Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, for the Registrant's 2003 Annual Meeting of Shareholders, is incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may involve risks and uncertainties. These forward looking statements relate to, among other things, the process and proposals for our reorganization in our bankruptcy case, our development efforts and business prospects, perceived opportunities in the marketplace, delivery of our products and services, our business strategy, and our business plan generally. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion of the factors that might cause such a difference, see "Risk Factors" on page 18.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

DEVELOPMENT OF OUR COMPANY

        We currently provide home healthcare and alternate site healthcare, skilled nursing, and pharmacy management and distribution services to more than 126,000 patients in 29 states.

        We originally incorporated in Nevada on August 25, 1986 as a business development company and began operations under the name e-MedSoft.com with the acquisition of an Internet-based healthcare management system in January 1999. During the fiscal years ended March 31, 2003, 2002 and 2001 ("fiscal 2003", "fiscal 2002" and "fiscal 2001", respectively), we continued developing, upgrading, testing and implementing our healthcare management system. We acquired e-Net Technology Ltd. ("e-Net") (a hardware and software reseller based in the United Kingdom) on March 19, 1999 and entered into a long-term management services agreement with a pharmacy management company on March 6, 2001. In addition, we acquired technologies to service physician networks and three multimedia companies to provide various telemedicine technologies. We also entered into several contracts over this period to implement and deploy various Internet-based healthcare management systems and to provide other products including "e-financing" distribution networks.

        During fiscal 2001, the underlying business assumptions used to determine the marketability of our technology products were revised as available capital for developing Internet technology constricted and the expected results from various development projects did not occur. As a result, we wrote off approximately $19.1 million and $201 million in impaired assets during fiscal years ended March 31, 2002 and 2001, respectively. Effective March 31, 2001 we discontinued the business segment of sales of software and hardware in the UK.

        On June 16, 2000, we acquired certain assets and liabilities of Resource Healthcare, now known as Resource Pharmacy, Inc. ("Resource"), which provides pharmaceutical and infusion services to long-term care, assisted living, and residential care facilities throughout Nevada. Services offered by Resource include pharmacy dispensing, infusion therapy, pharmacy consulting, regulatory compliance, training and education consulting. We purchased Resource for approximately $1.5 million in cash and approximately 113 thousand shares of our common stock with a value of $1.00 per share on the purchase date. In addition, we committed to issue additional common stock with a value of $500 thousand as an earn out payment based on Resource achieving certain earnings targets over fiscal year 2001.

        On August 6, 2001, we acquired Chartwell Diversified Services, Inc. ("Chartwell"), a provider of alternate site healthcare services including infusion therapy, respiratory therapy, home medical equipment, specialty pharmaceutical services and home attendant care services. We exchanged 500 thousand shares of our convertible preferred stock and warrants for 20 million shares of our common stock with an exercise price of $4.00 per share vesting over a five year period from the grant date, for all the outstanding shares of Chartwell. Following the approval by a majority of stockholders of our common stock at our annual meeting in December 2001 the convertible preferred stock was converted to 50 million shares of our common stock. The acquisition was accounted for under the purchase method of accounting. During the fourth quarter of 2003, as a result of testing goodwill under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), we determined that goodwill resulting from the Chartwell acquisition was impaired and recorded an impairment charge to the goodwill associated with this acquisition of $40.8 million.

        On November 28, 2001, we acquired Tender Loving Care Health Care Services, Inc. ("TLCS"), a publicly traded company that provides alternate site and home health care services including skilled nursing, home therapy, home health aide and personal care aide services. We made a cash tender offer for all the outstanding shares of TLCS. As of June 30, 2003, approximately 14.5 million shares of TLCS common stock or 99.3% of the issued and outstanding stock of TLCS have been tendered. The acquisition was accounted for under the purchase method of accounting. During fiscal 2002, management determined that goodwill resulting from the TLCS acquisition was impaired and it recorded an impairment charge of $156 million.

        These acquisitions have expanded our revenue base to include services provided by an integrated delivery network for home health services. We now offer a full spectrum of home healthcare services and products within the home and alternate site settings.

        For the three years ended March 31, 2003, our revenue composition and contribution came from the following business lines (unaudited, dollars in thousands):

Business Line	FY 2003%		FY 2002%		FY 2001%
Home Healthcare/Alternate Site Health Care Services	$311,044	84%	$131,836	63%	$—	—
Pharmacy Management and Distribution Services	$53,114	14%	$70,698	34%	$78,410	62%
Sales of Software and Hardware in the United Kingdom*	$—	—	$3,005	1%	$37,857	30%
Distance Medicine Solutions**	$5,375	2%	$4,838	2%	$9,587	8%

*
Reflected as Discontinued Operations effective March 31, 2001.
**
We sold the assets associated with this Business Segment on May 20, 2003.

        Our objective is to be a leading provider of home healthcare services in the United States. Our strategy for achieving this objective is twofold:

  •
  To maintain focus on our existing services offerings and increase our emphasis on providing seamless service offerings to the patient population we serve; and

  •
  To the extent we can reorganize successfully, to supplement our internal growth with selective acquisitions.

        Our services are offered through two distinct Business Units:

Home Healthcare/Alternate Site Services provides an alternative to hospitalization or admittance to a long-term care facility for persons in need of medical care. As part of our Home Healthcare/Alternate Site Services, we provide:

  •
  Skilled Nursing Services;

  •
  Home Medical Equipment;

  •
  Home Attendant Care Services;

  •
  Infusion Therapy; and

  •
  Respiratory Therapy.

Pharmacy Management and Distribution Services provides institutional pharmacy services to skilled nursing and assisted living facilities, as well as retail distribution facilities. As part of our Pharmacy Management and Distribution Services, we provide:

  •
  Specialty Pharmaceutical Services;

  •
  Mail Order Pharmacy; and

  •
  Retail Compounding.

Through fiscal 2003, we operated a third Business Unit, Distance Medicine Solutions, which provided desktop or laptop based solutions, capable of providing Internet-delivered multimedia diagnostic information and patient data to physicians and other caregivers. As of May 2003, our board of directors, management, creditors and the Bankruptcy Court approved the sale of the assets representing this business unit. We successfully consummated the sale of this business unit on May 20, 2003.

CHAPTER 11 REORGANIZATION

        The following discussion provides general background information regarding our Chapter 11 reorganization cases, but is not intended to be an exhaustive summary.

Background

        On November 27, 2002 (the "Petition Date"), we and five of our domestic, wholly owned subsidiaries, Chartwell, Chartwell Community Services, Inc. ("CCS"), Chartwell Care Givers, Inc. ("CCG"), Resource and Trestle Corporation ("Trestle") (collectively, the "Med Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02-88564." The Med Debtors continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, we are authorized to operate our business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

        On November 8, 2002, our wholly owned subsidiary TLCS along with nineteen of TLCS' subsidiaries (the "TLCS Debtors"; collectively, with the Med Debtors, the "Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York under the Bankruptcy Code. The TLCS reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020." TLCS continues to operate its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, TLCS is authorized to operate its business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. TLCS has not needed to obtain any debtor-in-possession financing.

        The Med and TLCS Debtors' bankruptcy proceedings are each being separately administered by the Bankruptcy Court. The TLCS Debtors' operations represented approximately 68.1% of our consolidated net sales in fiscal 2003.

Events Leading to the Bankruptcy

        As has been previously disclosed in our public filings, we had, up until October 2002, been long dependent on National Century Financial Enterprises, Inc. ("NCFE") to provide us financing for current operations under various Sales and Subservicing Agreements. In or around October 2002, NCFE began to suffer financial difficulties after an ongoing audit revealed financial inaccuracies in NCFE's accounting. During the week of October 14, 2002, we submitted receivables for sale to NCFE under the terms of the Sales and Subservicing Agreements, but did not receive funding from NCFE for those sales. NCFE never resumed funding after that point, resulting in a breach of their obligations under the various Sales and Subservicing Agreements. Nevertheless, through the end of October, NCFE continued to assure us that funding would resume and we acted in reliance on those assurances. The resulting cash shortages caused us to fail to meet certain vendor obligations when they became due and caused us eventually to default on certain obligations to Private Investment Bank, Ltd. ("PIBL").

        NCFE continued to fail to meet its funding obligations, having a materially adverse effect on our operations. This forced our subsidiary, TLCS, to file for bankruptcy protection on November 8, 2002 in the Bankruptcy Court. During this period, NCFE interpreted the terms of the Sales and Subservicing Agreements to mean that it had a security interest in any accounts receivable of ours, even if we had not submitted such accounts to NCFE for sale. We disagree with this interpretation. We believe that, at most, NCFE had a security interest in future accounts receivable only to the extent that we might have owed NCFE servicing fees. NCFE's continued intransigence regarding this interpretation inhibited our ability to arrange for alternate sources of financing, because few lenders would be willing to finance us if they were unable to take an undisputed first priority security interest in our accounts receivable. NCFE and certain of its affiliates filed for bankruptcy protection on November 18, 2002 in the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. In NCFE's Chapter 11 proceeding and in other venues prior to the filing of the NCFE bankruptcy, NCFE's counsel sought temporary restraining orders restricting our ability to access cash held by NCFE and cash that we collected on our own account. Because of immediate cash needs and in order to obtain the ability to access necessary cash and move forward with a new financing partner, the Med Debtors filed for bankruptcy on November 27, 2002.

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

        Soon after the Chapter 11 filings, the Debtors notified all known or potential creditors, in an effort to identify and quantify all pre-petition claims against them (please note that the bar date for the filing of proofs of claim of our creditors for each of the Med Debtors and TLCS Debtors has passed, as discussed on page 6). As a result of the Debtors' filings, substantially all of their indebtedness and lease obligations went into technical default. The Chapter 11 filings, however, automatically stayed or enjoined the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date, subject to certain exceptions under the Bankruptcy Code. For example, those creditor actions that seek to obtain property, or those that seek to create, perfect or enforce any lien against property of the Debtors, or those that seek to exercise rights or remedies with respect to a pre-petition claim, are enjoined. Such claims may proceed only if the Bankruptcy Court grants relief from the automatic stay. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced, absent an order of the Bankruptcy Court.

        At hearings held on December 2, 2002, December 9, 2002 and December 20, 2002 the Bankruptcy Court granted the Med Debtors' various motions to stabilize their operations and business relationships with customers, vendors, employees and others. The Court granted the Med Debtors authority to, among other things: (a) pay certain pre-petition and post-petition employee wages, salaries, benefits, and other employee obligations; (b) pay vendors and other providers in the ordinary course of business for goods and services received from and after the Petition Date, and other similar agreements. The Bankruptcy Court also gave interim and final approval for use of cash collateral.

        On November 12, 2002, the Bankruptcy Court granted TLCS the authority to: (a) maintain and continue to use its existing bank accounts without interruption and in the ordinary course of business; (b) continue to use existing business forms, including checks and other documents; and (c) collect and utilize cash collateral on an interim basis pending further hearings before the Bankruptcy Court. Since November 12, 2002, TLCS has maintained the authority to use cash collateral and continued to operate its business in the ordinary course. TLCS has taken affirmative steps to stabilize its business and preserve assets for the benefit of its creditors. Within its rights under the applicable provisions of the Bankruptcy Code, TLCS has eliminated certain unnecessary or burdensome obligations under various leases and contracts.

Debtor-In-Possession Financing

        With regard to the Med Debtors, the Bankruptcy Court, by order dated December 23, 2002, approved a Debtor-In-Possession Master Purchase and Sale Agreement ("DIP Facility") between certain of our subsidiaries in bankruptcy, including Chartwell, CCG, CCS and Resource and Sun Capital Healthcare, Inc. ("Sun Capital"). This secured debtor-in-possession financing arrangement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes. It also provided a source of outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.

        Under the Sun Capital agreement, certain of our subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivables submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. We pay at a daily percentage rate of .075% for each day a factored receivable remains uncollected, which is equivalent to an annual percentage rate of 27%. Any non-factored receivables are maintained in a reserve account at Sun Capital and are available as cash disbursements.

        As of March 31, 2003, CCG has sold approximately $8.2 million worth of receivables to Sun Capital and has received advances in the amount of $5.9 million. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in the Company's Consolidated Balance Sheet at March 31, 2003.

Development of a Plan of Reorganization

        The Debtors are developing a plan of reorganization through negotiations with their respective key creditor constituencies. A substantial portion of all pre-petition liabilities are subject to settlement under such a plan of reorganization to be voted upon by the Debtors' creditors, and subject to confirmation by the Bankruptcy Court. No assurance can be given regarding the timing of such a plan, the likelihood that such a plan will be developed, or the terms on which such a plan may be conditioned.

        Although the Debtors expect to file a reorganization plan that provides emergence from Chapter 11 during 2003, there can be no assurances that a plan of reorganization will be proposed by the Debtors, or approved by the requisite creditors, or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

        The Med Debtors had the exclusive right to file a plan of reorganization during the 120 days after the Petition Date until March 27, 2003. We have sought and received by order of the Bankruptcy Court, two extensions to this exclusivity period. We now have until July 7, 2003 in which to file the plan. Our creditors have until August 25, 2003 to approve such plan. The Bankruptcy Court, for cause, may extend these time periods. We intend to file for a further extension, but cannot be assured that it will be granted by the Bankruptcy Court. TLCS has filed for two extensions of the exclusivity period and the Bankruptcy Court has approved such extension until August 7, 2003.

        A plan of reorganization is deemed accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan; and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan.

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

        As required by the Bankruptcy Code, the United States Trustee has appointed official committees of unsecured creditors for TLCS, the Company and CCG (the "Official Committees"). The Official Committees, through their legal representatives, have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurances that the Official Committees will support the Debtors' positions in the reorganization cases or the plan of reorganization once proposed. Disagreements among the Debtors and the Official Committees could protract the reorganization cases, negatively impacting the Debtors' ability to operate during their Chapter 11 cases, thus, possibly delaying the Debtors' emergence from Chapter 11.

        On December 22, 2002, the TLCS Debtors filed, and on January 13, 2003, the Med Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The deadline for filing proofs of claim against the Med Debtors with the Bankruptcy Court was set for April 21, 2003, with limited exceptions for governmental entities. The deadline for filing proofs of claim against the TLCS Debtors with the Bankruptcy Court was set for May 30, 2003, with limited exceptions for governmental entities. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process has commenced, and in light of the number of the Debtors' creditors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims cannot be presently ascertained.

Effects of Chapter 11 on Our Business

        The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding our future may hinder our ongoing business activities and our ability to operate, fund and execute our business plan. Such potential negative publicity may impair relations with existing and potential customers, negatively impact our ability to attract and retain key employees, limit our ability to obtain trade credit and impair present and future relationships with vendors and service providers.

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

        Under the system of priorities of claim established by the Bankruptcy Code, unless creditors agree otherwise, pre- and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies, or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. The value of the common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any liabilities and/or securities of the Company or the other Debtors.

AMERICAN STOCK EXCHANGE DELISTING

        On June 4, 2002, our board of directors announced that on May 22, 2002, it received notice from the American Stock Exchange ("AMEX") that we no longer met the continued listing requirements of AMEX. We disputed the factual premises upon which AMEX's action was taken and requested a formal hearing to continue listing our common stock on AMEX. Although we were confident in our decision to challenge the merits of the AMEX notification, we continued to further review the benefits of appealing the notification and continuing the listing of our common shares on the AMEX. On June 28, 2002, we announced that we were withdrawing our appeal of the AMEX delisting determination and that AMEX consented to our request to voluntarily delist our common stock on the AMEX, effective at the close of trading on July 15, 2002. We took this action based upon our management's analysis that we were unable to meet the AMEX's continued listing requirements given our accumulated deficit at March 31, 2002.

        Beginning on July 16, 2002, our common stock was quoted on the "pink sheets" under the symbol "MDDV.PK." Currently, our common stock is quoted on the "pink sheets" under the stock symbol "MDDVQ.PK."

INDUSTRY OVERVIEW

Home Healthcare/Alternate Site Services

        The Center for Medicare and Medicaid Services ("CMS") Office of the Actuary, National Health Statistics Group, estimates that expenditures for nursing and home healthcare were approximately $143.7 billion in 2002 and will reach approximately $224 billion in 2010. Of this amount, CMS estimates that expenditures for nursing home care were approximately $103.8 billion in 2002 and will reach $157.4 billion in 2010. According to CMS, expenditures for home healthcare were approximately $39.9 billion in 2002 and will reach approximately $66.6 billion in 2010.

        We believe that the growth in expenditures for nursing and home healthcare will continue to be driven by increases in demand for services due to (i) the continued trend towards treatment of patients in the home as a lower cost alternative to acute care settings; (ii) the introduction of new technologies that enable patients to receive medically appropriate care in the home without sacrificing quality; and (iii) the continued growth of both the number and percentage of the American population age 65 or older, which is expected to increase from approximately 33 million people, or 12% of the population in 2000, to approximately 40 million people, or 13% of the population in 2010, according to the U. S. Census Bureau.

        According to information posted on its website, The National Home Infusion Association estimates that approximately $4 to $5 billion is spent annually in the home infusion therapy sector. We estimate that annual expenditures in the home respiratory therapy market approximate $3.5 to $4.5 billion and that the home equipment industry has an annual demand of approximately $1.9 billion.

Pharmacy Management and Distribution Services

        Pharmacy Management and Distribution Services originated in an effort to control the high cost of drugs through the use of formulary, group purchasing power, lower cost distribution methods and compliance control at the pharmacist level. Many home infusion companies operate some type of this business as a logical outgrowth of their expertise in intravenous and other non-oral medications. Additionally, organizations such as Caremark, and disease-specific organizations, such as Baxter's Hemophilia division, have built multi-million dollar operations through prescription benefit, mail order provision and patient health management programs.

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

        According to the Biotechnology Industry Organization's (the "BIO") web site, there are currently more than 370 biotech drug products and vaccines in clinical trials targeting more than 200 diseases, including various cancers, Alzheimer's disease, heart disease, diabetes, multiple sclerosis, AIDS and arthritis. According to the most recent survey on the BIO's web site, the biotechnology industry has greatly expanded in size between 1992 and 2001, with revenues increasing from $8 billion in 1992 to $34.8 billion in 2001.

        The Internet, particularly in the dispensing of so-called "lifestyle" products, has significantly impacted pharmacy distribution. An informal analysis of websites offering mail order pharmacy services shows close to 350 vendors, running the spectrum from national retail chains to foreign based distributors of psychotropic, hair loss and weight control products.

OUR BUSINESS STRATEGY

        We have developed strategies for our Business Units in line with our overall strategies of:

  •
  Maintaining focus on our existing services offerings and increasing our emphasis on providing seamless service offerings to the patient population we serve; and

  •
  To the extent we can reorganize successfully in our Bankruptcy proceedings, supplementing our internal growth with effective acquisitions.

Home Healthcare/Alternate Site Services

        In our Home Healthcare/Alternate Site Services Business Unit, we are pursuing a strategy to increase market share and improve our profitability. The key element of our strategy is to continue to focus on our core business of providing comprehensive healthcare services and expanding our service portfolio through the integration of new value-added services. By offering a comprehensive range of services, we believe we can gain a competitive advantage with our core managed care customers while maintaining a diversified revenue base.

Skilled Nursing Services

        In the area of skilled nursing services, our primary strategy for growing is to leverage the brand power of TLCS. The brand provides us with considerable competitive advantages, in that TLCS:

  •
  Is one of the few national home health providers to have been granted unconditional providership by the American Nurses Credential Center qualifying us to provide continuing education programs for nurses through its in-house national training department; and

  •
  Has a reputation for quality based on TLCS' historical operations.

        As with all of our product lines, skilled nursing services will adhere to our strategy of integrating with our other service offerings to, in this case, provide healthcare organizations with a seamless "one-stop shop" of services.

        The home healthcare/alternate site services account for the majority of our revenue as of March 31, 2003, and we believe that offering our contractual and hospital customers an integrated portfolio of home healthcare/alternate site services, pharmacy management and skilled nursing options will strengthen the total portfolio of services and provide additional leverage when negotiating with managed care providers.

Pharmacy Management and Distribution Services

        With the exception of specific patient advocacy groups in areas such as AIDS-HIV, Hemophilia or IVF, we do not compete in a consumer market. Our strategy in our Pharmacy Management and Distribution Services Business Unit is to integrate the product lines into our wider portfolio of home healthcare product offerings by utilizing our network of hospital and managed care referral sources, aligning with biopharmaceutical manufacturers in the area of clinical trials and distribution agreements and making selective acquisitions that broaden the service portfolio and deepen the product offering. To that end, in June 2000, we acquired Resource, an institutional pharmacy provider for skilled nursing and assisted living facilities within the state of Nevada.

OUR PRODUCTS AND SERVICES

        We provide a range of products and services specifically for the healthcare marketplace. In line with our business strategy, we are attempting to build upon and develop products and services, in order to provide the most comprehensive and relevant services possible for our clients. The product lines for each of our Business Units are described below.

Home Healthcare/Alternate Site Services

        Our Home Healthcare/Alternate Site Care Services Business Unit includes the following products and services:

  •
  Skilled Nursing, the administration of in-home services from in-home sitters to highly technical skilled nursing care;

  •
  Infusion therapy, the administration of medications intravenously (into veins), subcutaneously (under the skin), intramuscularly (into muscle), intrathecally or epidurally (via spinal routes) or through feeding tubes into the digestive tract. Infusion therapy often begins during the hospitalization of a patient and continues in the home environment;

  •
  Home respiratory therapy (including home-delivered respiratory medications), the provision of oxygen systems, home ventilators, sleep apnea equipment, respiratory equipment and related services;

  •
  Home medical equipment, the provision of patient room equipment, principally hospital beds, wheelchairs, ambulatory and safety aids; and

  •
  Home attendant services and paraprofessional services, including health aides and other unlicensed personnel who assist with activities of daily living, such as bathing, dressing and grooming.

        Within these areas, we provide patients with a variety of clinical services, related to products and supplies, most of which are prescribed by a physician as part of a care plan. These services include:

  •
  Specialized patient care;

  •
  Provision of pharmacy services, high-tech infusion nursing, respiratory care and attendant care;

  •
  Education of patients and the caregivers about illnesses, and instructing them on self-care and the proper use of products in the home;

  •
  Monitoring of patient compliance with the individualized treatment plan;

  •
  Provision of progress reports to the physician and/or managed care organization;

  •
  Maintenance of home medical equipment;

  •
  Assisting patients with activities of daily living and medication compliance; and

  •
  Processing claims to third-party payors.

        The decision to proceed with alternate site therapies is generally made jointly by the patient, the attending physician and our representative. Our skilled nursing services provide a full line of healthcare services to patients that require assistance at home. We provide respiratory, infusion and other healthcare services to patients in non-hospital settings and manage a network of locations providing infusion services. Home infusion services are generally administered to treat infections, dehydration, cancer, pain and nutritional deficiencies.

        Since its formation in 1961, TLCS has become a leading national provider of home healthcare services. As of June 15, 2003, TLCS had sixty-one service locations and over 5,000 fulltime and part-time employees, of whom, over 4,000 are direct caregivers. Through our TLCS division we provide a full range of licensed professional and paraprofessional healthcare personnel services, which include services rendered by registered nurses, licensed practical nurses, home health aides, nurses aides and personal care aides. TLCS licensed personnel provide skilled nursing services, including:

  •
  cardiac care;

  •
  pulmonary management;

  •
  wound care;

  •
  maternal care;

  •
  behavioral healthcare;

  •
  infusion therapy;

  •
  hospice support;

  •
  extensive patient counseling;

  •
  family healthcare counseling;

  •
  care of the terminally ill;

  •
  blood sample collection;

  •
  injections and infusion therapy;

  •
  pain management;

  •
  physical therapy;

  •
  ventilator and tracheotomy care;

  •
  chemotherapy;

  •
  medication management and reminders; and

  •
  surgical recovery.

        While both TLCS and CCS are licensed in all states in which they provide services, both also provide paraprofessional services, which include home health aide services and other unlicensed personnel services to assist with activities of daily living, such as:

  •
  bathing;

  •
  dressing;

  •
  grooming;

  •
  live-in companion service; and

  •
  assistance with daily living activities.

        For an alternate site patient, our locations also compound, dispense and administer pharmaceuticals, sell medical supplies, provide nursing services, train patients and their caregivers, consult with attending physicians, and process reimbursement claims. Some of our locations also sell and rent durable medical equipment and provide a full menu of home health nursing and therapy services as well as complete network management. We manage this Business Unit through regional centers in New York, Texas and Pennsylvania and through branch offices in approximately 85 national locations and a pool of approximately 11,625 home healthcare/alternate site caregivers. Day-to-day operations are decentralized within regional centers, employing nurses, therapists and pharmacists for deployment of care, district managers for sales and marketing initiatives and regional managers for business management, quality oversight and profit and loss responsibility. Compliance, reimbursement, finance and executive management services are provided through our corporate headquarters in Andover, Massachusetts.

        We provide home respiratory therapy services to patients with a variety of conditions, including:

  •
  Chronic obstructive pulmonary diseases, such as emphysema, chronic bronchitis and asthma;

  •
  Nervous system related respiratory conditions;

  •
  Congestive heart failure; and

  •
  Lung cancer.

        Respiratory therapy involves the provision of:

  •
  Oxygen systems, home ventilators and nebulizers (devices to aerosolize medication);

  •
  Apnea monitors used to monitor the vital signs of newborns;

  •
  Continuous positive airway pressure devices used to control adult sleep apnea;

  •
  Noninvasive positive pressure ventilation; and

  •
  Other respiratory therapy products including medication.

        Home-infusion therapy involves the administration of, and 24-hour access to:

  •
  Nutrients, either intravenously or through a feeding tube;

  •
  Anti-infectives;

  •
  Chemotherapy; and

  •
  Other intravenous and injectable medications.

        Depending on the therapy, a broad range of intravenous access devices and pump technology may be used to facilitate homecare and patient independence. We employ licensed pharmacists and registered high-tech infusion nurses who have specialized skills in the delivery of home infusion therapy.

Pharmacy Management and Distribution Services

        We established our Pharmacy Management and Distribution Business Unit to address the growing needs for specialized pharmacy expertise and services for adults and children who have healthcare needs that can be managed at home, primarily those with chronic conditions, high-acuity illnesses and those in need of particular requirements of long term care, hospice and other skilled nursing facilities.

        We have segmented this Business Unit into three product service lines:

  •
  Specialty Pharmaceutical Services. This segment addresses opportunities in the biopharmaceutical, orphan drug and high acuity disease categories. It is responsible for dispensing pharmaceutical products, medicines, hydration therapies and specialized parenteral therapies in areas such as cystic fibrosis, human growth factor, and other medicines requiring small batching, fragile shelf life or other elements that render them impractical for large-scale manufacturing. The services we offer through this segment include pharmaceutical disease management, pain management, compliance and patient education programs.

  •
  Retail Pharmacy Compounding. This segment provides outsourced medicines to long-term care, skilled nursing facilities, assisted living and other alternate site care locations.

  •
  Institutional Pharmacy Services. This segment provides services primarily to patients in nursing homes and at assisted living facilities for treatment of chronic diseases.

        We manage this Business Unit through regional centers in Nevada, Texas and Pennsylvania and through our local branch offices.

        Day-to-day operations are decentralized within regional centers, employing pharmacists for deployment of care, district managers for sales and marketing initiatives and regional managers for business management, quality oversight and profit and loss responsibility. Compliance, finance and executive management services are provided through our corporate headquarters in Andover, Massachusetts.

        Our clinical excellence, cost-effective care and technological innovation are the key themes used in all of our marketing efforts. Through strategic business relationships with nationally recognized medical centers, which are called the "NCOEs," our name recognition is greatly enhanced. These premier relationships provide us with a unique entry point and brand equity across product lines.

TARGET MARKETS

Hospitals.

        The market for many of our products and services begin in the hospital. Through the hospital, we can work closely with the clinicians who provide our referrals, progressive-minded physicians, who are at the cutting edge of medical technology and therapy developments, and the administrators who may be interested in forming strategic business relationships with us.

Physician Organizations.

        Our target provider customers include aggregators of individual physicians, such as large medical groups, independent practice associations, physician practice management companies and other large, organized physician entities associated with integrated delivery networks.

        These providers are sources of referrals for our home healthcare/alternate site healthcare services. In particular, we seek out provider organizations with a high degree of involvement in managed care, especially providers that are involved in activities such as capitation, which requires them to bear some level of insurance risk for each enrolled patient.

Payors.

        Our target payor customers include managed care organizations, indemnity insurers, third-party administrators and federal and state governmental agencies. As managed care penetration increases and risk-based medicine becomes more prevalent, payors are finding less incremental value in the historical levels of managed care. In order to help manage healthcare cost increases, payors must do more than automate the administrative and financial processes that govern the provision of services and the payment of claims.

Suppliers.

        Our target supplier customers include large national drug wholesalers and medical equipment supply companies and benefit managers. These customers have become more efficient in managing their business as managed care organizations have negotiated significant reductions in price and demanded measurable improvements in quality.

SALES AND MARKETING

        We have a direct sales staff across our Business Units that are geographically positioned and a general corporate business development group seeking potential customers in each target market. We obtain clients through sales presentations, direct marketing, advertising and telephone referrals from physicians, clinicians and clients. We also seek to expand our services through the sales and marketing organizations of our strategic partners, participation in industry tradeshows, articles in industry publications and by leveraging our existing client base and strong network of relationships.

        Requests for home healthcare services are typically received at a local office and skilled home healthcare services are provided pursuant to the orders of the patient's physician. Generally, after a referral is received, local office intake personnel will schedule an assessment visit in order to identify the patient's care needs.

        During the intake process, we contact third-party payors to confirm the extent of Medicare or Medicaid eligibility or insurance coverage. The primary payment sources for home healthcare are Medicare, Medicaid, commercial insurance, self-pay and other state and local government health programs.

        Our nursing care services are performed directly from our locations and through a form of franchising, whereby we license independent companies or contractors to represent us within a designated territory using our trade names and service marks. This program allows us to operate certain locations with employees who are hired and supervised by licensees who are most familiar with the needs and characteristics of their respective geographic areas. We employ all direct service employees. Our licensees recruit direct service personnel, solicit orders and assign personnel, including registered nurses, therapists and home health aides, to provide services to our clients. Eighteen of our field offices are operated by licensees pursuant to the terms of a franchise agreement.

        In addition, our senior management has an active role in the sales process by cultivating industry contacts. We concentrate our specialty healthcare services marketing efforts on hospitals, hospital systems, integrated delivery networks, physicians, managed care and other payors and management companies.

        As of June 15, 2003, we employed 22 salespersons and 63 account executives engaged in specialty healthcare marketing and sales efforts.

        To support our sales forces and our distribution channels, we have an experienced marketing staff that is focused on designing, creating and executing sophisticated marketing plans to attain our objectives. We continue to focus on building awareness and acceptance of our products through our own resources and distribution channels, as well as via the Internet.

KEY RELATIONSHIPS

        As discussed previously, we have a number of joint venture and strategic business relationships with large academic medical centers, also known as our NCOE programs, in which Chartwell serves as the General Partner. Chartwell provides equity-partnering models, home care ("MSO") network integration management and administrative services for its clients. Services include high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. The NCOEs are recognized for their clinical expertise, especially with complex patient needs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Currently, Chartwell's NCOEs service 13 states and nearly 40,000 patients annually with state of the art patient care management and service delivery systems to ensure a competitive edge. These relationships give us regional anchors for the alternate site business.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

        We rely upon a combination of trade secrets, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the secrecy of our intellectual property. We believe that patent, trade secret and copyright protection are less significant to our success than our ability to further develop applications. We have several trademarks in the United States.

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

        In each of our service lines where we conduct our specialty healthcare services, there are a limited number of national providers and numerous regional and local providers. On the regional and local level, the most important factors affecting our competitive position are:

  •
  reputation with referral sources, including local physicians and hospital based professionals;

  •
  access to and responsiveness from patients;

  •
  price of services;

  •
  quality of care provided; and

  •
  breadth of services offered.

        In the larger, national markets, additional competitive factors include:

  •
  ability to raise capital;

  •
  scope of services offered on a geographic basis; and

  •
  success in developing and maintaining relationships with managed care organizations.

        We also compete for qualified healthcare personnel to deliver our nursing, home care and related healthcare services. Competition for such personnel is intense, and we have, from time to time, experienced difficulties in obtaining healthcare personnel to meet demands for our services.

Home Healthcare/Alternate Site Services

        The home healthcare/alternate site services industry is highly fragmented and competitors are often localized in particular geographical markets. In general, there has been consolidation in the healthcare industry that is expected to continue especially in light of the federal Medicare program's reductions in costs limits and establishment of per-beneficiary limits. Many of our competitors have ceased doing business, which we believe is one result of certain healthcare reform measures taken in recent years by federal, state and other payor sources. We expect that we will continue to compete with national organizations as well as local providers, including home healthcare providers owned or otherwise controlled by hospitals. In addition, our operations depend, to a significant degree, on our ability to recruit qualified healthcare personnel. Some of the entities with which we compete have substantially greater resources than we do and have penetrated markets more effectively than we have.

        Among our competitors in the home healthcare arena (other than skilled nursing) are:

  •
  Accredo Health, Inc.;

  •
  Amedisys, Inc.;

  •
  Apria Healthcare Group, Inc.;

  •
  Coram Healthcare Corp.;

  •
  Gentiva Health Services, Inc.;

  •
  Girling Health Care, Inc.;

  •
  Lincare Holdings, Inc.;

  •
  Option Care, Inc.; and

  •
  Walgreens WHP Health Initiatives, Inc..

        In addition, in the skilled nursing services area, we compete with:

  •
  American Nursing Services, Inc.;

  •
  Aureus Medical;

  •
  CoreMedical Group;

  •
  Fastaff Nursing;

  •
  Procare America, Inc.; and

  •
  Pro-Touch Nurses, Inc.

Pharmacy Management and Distribution Services

        We also compete with a number of local pharmacies. Many such competitors are affiliated with hospitals that can provide some of these services in their immediate catchment area. Competition is based on quality of care and service offerings, as well as upon patient and referral source relationships, price and reputation.

Federal Healthcare Program Compliance

        TLCS has entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") to promote its compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. Under the CIA, TLCS has implemented an internal quality improvement program designed to improve its system of internal financial controls. TLCS' failure to comply with the material terms of the CIA could lead to suspension or exclusion from further participation in federal healthcare program. The CIA became effective on August 24, 2000 and applies to all TLCS locations.

        The CIA includes compliance requirements, which obligate TLCS to perform all of the following:

  •
  Appoint a compliance officer and corporate compliance committee to oversee the implementation and maintenance of the CIA requirements;

  •
  Adopt and implement written standards on federal healthcare program requirements with respect to financial and quality of care issues;

  •
  Conduct initial and annual training for all employees to promote compliance with federal healthcare requirements;

  •
  Implement and maintain a compliance hotline to report suspected violations of laws and regulations;

  •
  Enhance the current system of internal financial controls to promote compliance with federal healthcare program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. TLCS has retained an independent review organization to evaluate the integrity and effectiveness of its internal systems. The independent review organization will report annually its findings to the OIG;

  •
  Screen, semi-annually, all employees and contractors for exclusion from participating in federal health care programs;

  •
  Notify the OIG within 30 days of discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity or its agents involving any allegation that TLCS has committed a crime or engaged in a fraudulent activity.

  •
  Identify and return any overpayments within 30 days of discovery and take remedial steps to avoid recurrence within 60 days of determination;

  •
  Notify the OIG of any newly acquired business units; and

  •
  Submit annual reports to the OIG demonstrating compliance with the terms of the CIA, including the findings of the internal audit and review program. TLCS submitted the initial annual report by the May 1, 2003 deadline, after receiving an extension from the original due date of November 2002. The second annual report is due on November 29, 2003.

        The CIA contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day TLCS is in breach of the agreement. If TLCS fails to remedy any breach in the time specified in the agreement, TLCS can be excluded from participation in federal healthcare programs.

EMPLOYEES

        As of June 15, 2003, we employed a total of approximately 13,125 employees providing home healthcare/alternate site services, delivery and support, sales and marketing and corporate finance and administration. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a good relationship with our employees. Our ability to achieve our financial and operational objectives depends, in large part, upon our continuing ability to attract, integrate, retain, and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, most of whom are not bound by employment agreements.

ACCESS TO REPORTS

        Individuals may view and download our filings with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, free of charge by visiting the investor relations portion of our website, www.meddiv.com.

RISK FACTORS

        Stockholders and investors in shares of our common stock should consider the following Risk Factors, in addition to other information in this Annual Report.

OVERALL RISKS

As discussed previously, our Chapter 11 reorganization may have a negative impact on our business.

        The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding our future may hinder our ongoing business activities and our ability to operate, fund and execute our business plan. Such potential negative publicity may impair relations with existing and potential customers, negatively impact our ability to attract and retain key employees, limit our ability to obtain trade credit and impair present and future relationships with vendors and service providers.

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

        Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre- and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies, or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. The value of the common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any liabilities and/or securities of the Company or the other Debtors.

Our secured debtor-in-possession factoring arrangement with Sun Capital is of critical importance to our business.

        As discussed previously, with regard to the Med Debtors, the Bankruptcy Court approved a DIP Facility with Sun Capital. This secured debtor-in-possession factoring arrangement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes.

        By order of the Bankruptcy Court dated December 23, 2002, Sun Capital has been approved to act as our source for outside funds in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.

        On December 24, 2002, we and certain of our subsidiaries in bankruptcy, including Chartwell, CCG, CCS and Resource, entered into a Master Purchase and Sale Agreement with Sun Capital. Under this agreement, certain of our subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivables submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. We pay at a daily percentage rate of .075% for each day a factored receivable remains uncollected, which is equivalent to an annual percentage rate of 27%. Any non-factored receivables are maintained in a reserve account at Sun Capital and are available as cash disbursements.

        As of March 31, 2003, CCG has sold approximately $8.2 million worth of receivables to Sun Capital and has received advances in the amount of $5.9 million. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in the Company's Consolidated Balance Sheet at March 31, 2003.

        In view of this relationship, our ability to continue to finance our operations, effect changes to our business strategy and management, and implement acquisitions and other material corporate initiatives are for the immediately foreseeable future dependent upon continuing our relationship with Sun Capital.

There are significant uncertainties about our ability to continue as a going concern.

        Our recurring operating losses, liquidity issues and the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, the ability to comply with the terms of our debtor-in-possession factoring arrangement with Sun Capital, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

We have an insufficient number of independent directors.

        During much of our history, we had an insufficient number of directors who meet the standards for independence as specified by the SEC and the national stock exchanges. As a result, during much of our history, we did not have an audit committee comprised of the requisite number of independent directors as required by the national stock exchanges. While three individuals meeting the standards of independence were elected to our board of directors in February 2002, these individuals resigned from our board of directors as of July 2002 due to the time commitment required of our directors, agreeing to act as consultants to us as their time permits. In September 2002 we appointed two new directors, one of whom subsequently resigned. The remaining director does not have the necessary financial expertise to serve as chairman of our audit committee. We will endeavor to secure the services of additional qualified individuals who meet the criteria for independence specified by the national stock exchanges and the securities laws. We believe this will be a challenge, and we may not be able to do so in the near future. As a result, we will not have an audit committee comprised of independent directors and will otherwise face challenges from a corporate governance perspective. This means that we are not in compliance with Section 301 of the Sarbanes-Oxley Act of 2002.

OPERATIONS-RELATED RISKS

We may not be able to achieve and maintain profitability for any length of time.

        We expect to incur significant expenses and to utilize substantial amounts of cash for:

  •
  developing additional infrastructure;

  •
  bringing products and services to market;

  •
  additional acquisitions, if possible; and

  •
  settlement of past due payables, repayment of debt and servicing of debt and litigation.

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

        Our operations depend on the continued efforts of the executive officers and management, and in particular, Frank P. Magliochetti, Jr. ("Magliochetti"), our Chairman and Chief Executive Officer. The loss of key personnel or the inability to hire or retain qualified personnel could seriously harm our business by reducing our revenue, earnings and expected growth and sources of liquidity.

We are dependent on our ability to recruit and retain qualified healthcare personnel, who often are in short supply.

        Our ability to deliver quality healthcare and services depends on our ability to recruit qualified healthcare personnel. Currently, there is a shortage of skilled healthcare workers. Consequently, competition for such personnel is intense. We may experience a shortage of trained and competent employees or independent contractors that could result in overtime costs or the need to hire less-efficient temporary staff. In some markets, we are concerned about our ability to attract qualified healthcare personnel at a reasonable cost. If we cannot successfully attract or retain a sufficient number of qualified healthcare personnel in the future, we may not be able to perform efficiently under our contracts, which could have a negative impact on our reputation, lead to the loss of existing contracts and impair our ability to secure additional contracts in the future.

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

        One governmental agency, Medicaid, with which we have numerous contracts, accounted for more than 19.1% and 11.9% of home care revenues for the fiscal year ended March 31, 2003 of Chartwell and TLCS, respectively. The loss of existing relationships with third-party payors or the failure to continue to develop such relationships in the future could seriously harm our business by reducing our revenues, earnings and potential for future growth.

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

        The Med Debtors' home healthcare and pharmacy operations are financed through an accounts receivable factoring arrangement with Sun Capital, which provides healthcare accounts receivable financing. However, Sun Capital is not obligated to continue to purchase such receivables. Our ability to maintain adequate financing for our current level of operations and to fund growth is dependent upon our ability to renew or replace existing credit facilities and to generate sufficient cash flow to meet our payment obligations. Further, because we are required to finance certain of our accounts receivable, we incur significant interest charges that adversely affect our profitability.

We rely on reimbursements from third-party payors to pay for our services, so payment failures or significant delays could adversely impact our operating results.

        We receive payment for services rendered to patients from state and local agencies, private insurers and patients themselves, from the federal government under Medicare, and from the states in which we operate under Medicaid. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Any change that limits or reduces the timing on levels of Medicare or Medicaid reimbursement could have a material adverse effect on our cash flow, earnings and cost of doing business. Historically, the amounts appropriated by state legislatures for payment of Medicaid claims have not always been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may impact our ability to pay our obligations when they come due and payable and would seriously harm our business.

        We typically receive payment between thirty and one hundred twenty days after rendering an invoice, although this period can be longer. Accordingly, our cash flow may at times be insufficient to meet our accounts payable requirements. Historically, we have been required to factor our accounts receivable funds to meet our ongoing obligations and may be required to do so in the future. We would be seriously limited in the use of our operating cash flow if we were unable to factor our accounts receivable on terms deemed favorable by management to meet our payable requirements.

The effect of alternative payment methodologies or other healthcare reform could adversely impact our revenues and profit margins.

        In October 2000, a prospective payment system ("PPS") was established for all home healthcare providers that provide Medicare services. The PPS regulations originally included a provision for a 15% reduction in Medicare payments to home healthcare providers effective October 1, 2002. This percentage later was reduced to a 5% to 7% range, which became effective on October 1, 2002. While there have been many provisions to eliminate the reduction in PPS rates, there can be no assurance that such elimination will occur.

We have negotiated deferred payment terms for significant liabilities for which alternative financing may not be available.

        TLCS has been in the process of negotiating deferred payment terms for its Medicare and Medicaid liabilities. TLCS' aggregate Medicare and Medicaid liabilities at March 31, 2003 totaled approximately $50.2 million. Additionally, TLCS has made arrangements with many of its other creditors to either reduce its liability to them, defer and/or extend payment of the liability, or a combination of several of these steps. Our vendors may not continue to extend credit in this manner. Pursuant to TLCS' pending agreement with CMS to repay accumulated Medicare liabilities, TLCS will be required to pay excess periodic interim payments received in prior years and Medicare audit liabilities on a monthly basis through May 2005. United Government Services, a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to us. We must generate sufficient cash to meet its payment obligations under the deferred payment arrangements.

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

        The home healthcare/alternate site healthcare industry is highly competitive and includes national, regional and local providers. We compete with a number of companies in all areas in which our operations are located. Our competitors include major national and regional infusion companies, hospital pharmacies, independent regional and local pharmacies, hospital-based programs, numerous local providers and nursing agencies. Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than we have. Accordingly, other companies, including pharmacies, managed care organizations, hospitals, long-term care providers and healthcare providers that currently are not serving the alternate healthcare market may become competitors of ours and may be able to compete more effectively than we can. Increased competition in markets in which we focus our services may have a negative effect on our revenues.

We depend on a small number of vendors for our pharmaceuticals and other supplies, and the loss of a significant vendor or an increase in supply-related costs could result in a substantial increase in our costs and decline in earnings.

        We purchase pharmaceuticals and supplies from a preferred list of vendors, and a substantial amount of our purchasing is at volume discounts. If we were unable to maintain our existing relationships with current suppliers or find alternative suppliers who will offer the same discounted prices, the cost of purchasing products would increase, which could result in a decline in our operating income.

Although we maintain insurance on the pharmaceutical products we sell and the professionals we employ, any judgments, settlements or costs relating to pending or future proceedings against us that are not covered by insurance could directly increase our expenses and adversely affect our earnings.

        We periodically become involved in litigation alleging that our professional caregivers committed medical malpractice by failing to provide timely or adequate healthcare services. In addition, we periodically become involved in product liability litigation. We may be liable, as an employer, for the negligence of our employees. We also may be liable for the negligence of persons that we engage as independent contractors. Our contracts generally require us to indemnify the governmental agency for losses incurred related to healthcare services provided by our agents and us.

        Healthcare professionals with whom we contract must provide evidence that they carry a minimum of $1 million of insurance coverage, although we cannot be sure that such providers will continue to carry such coverage or that such insurance is, or will continue to be, adequate or available to protect us, or that we will not have liability independent of the providers and their coverage. The Med Debtors maintain medical professional and general liability, including product liability, insurance providing for coverage in an amount up to $1 million per claim, subject to a limitation of $5 million for all claims in a single year. The Med Debtors also maintain excess liability of $10 million per occurrence, with a $10 million aggregate amount. TLCS maintains separate medical and professional and general liability insurance providing for coverage in a maximum amount of up to $26 million per claim, subject to a limitation of $26 million for all claims in a single policy year.

        If we were to suffer a loss or claim in excess of our insurance coverage, or in an amount that was not covered by our insurance with respect to our employees, contract workers or products, our financial position could be significantly harmed.

We have risks related to obligations under our employee insurance programs.

        We are obligated for certain costs under various insurance programs, including employee health and welfare, workers compensation and professional liability. We may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures; however, there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits.

INVESTMENT RISKS

Our stock has been de-listed from the American Stock Exchange, which may restrict shareholders' ability to sell their shares in the amounts and the times they would otherwise like to.

        As stated previously, we received notification on May 22, 2002 from the AMEX that it had elected to proceed with filing an application with the SEC to de-list our common shares from trading on the AMEX. While we initially elected to appeal this decision as we disagreed with the factual allegations and conclusions reached by the AMEX, we have since elected to voluntarily de-list our shares from the AMEX based upon our analysis that we were unable to meet the AMEX's continued listing requirements in view of several factors, including our accumulated deficit at March 31, 2002.

        On June 4, 2002 and on June 27, 2002, trading of our common stock on the AMEX was halted for part of each of those days in order to ensure our compliance with AMEX disclosure policies.

        Beginning July 16, 2002, our common stock has been quoted on the "pink sheets." Trading our stock on the "pink sheets," requires that a shareholder work through a so-called "market maker," adding expenses and mechanics to the process of selling and purchasing our shares that did not exist when we were listed on the AMEX.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur.

        We have a large number of shares of common stock outstanding and available for resale at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of May 31, 2003, we have outstanding 148,661,526 shares of common stock. Of these shares, 71,895,304 shares are restricted securities and will become eligible for sale without registration pursuant to Rule 144 under the Securities Act of 1933, as amended ("Rule 144"), subject to certain conditions of Rule 144. If holders sell a large number of shares in the public market, our stock price could fall materially.

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

The sale of shares of newly authorized common stock, either in a reorganization plan or otherwise as well as those covered under existing agreements could influence the control of our company.

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

        We have reserved a total of 31.3 million shares of our common stock for issuance upon exercise of options granted or which may be granted under our existing stock option plans. As of March 31, 2003, stock options to acquire 8.5 million shares at a weighted average exercise price of $0.43 per share were outstanding. In addition, as of March 31, 2003, warrants to acquire 55.3 million shares of our common stock at a weighted average exercise price of $2.50 per share were outstanding. These options and warrants may make it more difficult for us to obtain additional equity financing in the future. The holders of these options and warrants can be expected to exercise the options and warrants at a time when we, in all likelihood, would be able to sell equity securities on terms more favorable to us than those provided in the options and warrants. However, at this time, we cannot gauge whether any exercises will ever take place due to the uncertain status of our equity in our bankruptcy case.

The price of our common stock may remain flat.

        The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

  •
  our reorganization;

  •
  actual or anticipated fluctuations in operating results;

  •
  new products or new contracts;

  •
  competitors or their customers;

  •
  governmental regulatory action;

  •
  developments with respect to patents or proprietary rights;

  •
  changes in financial estimates by securities analysts; and

  •
  general market conditions.

        The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

INDUSTRY RISKS

Government regulation of the healthcare industry could adversely affect our revenues.

        Generally, the healthcare industry, including our business, is subject to extensive federal, state and local regulation requiring compliance with extensive and complex billing, substantiation and record-keeping requirements, governing licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, additions of new services, certain capital expenditures, the quality of services provided and the manner in which such services are provided and reimbursement for services rendered. Changes in applicable laws and regulations, or new interpretations of existing laws and regulations, could have a material adverse effect on licensure, eligibility for participation, permissible activities, operating costs and our levels of reimbursement from governmental and other sources. There can be no assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that could harm our business. In addition, our operations are subject to review by federal and state regulatory agencies to assure continued compliance with various standards, our continued licensing under state law and our certification under the Medicare and Medicaid programs. Failure to comply with applicable laws and regulations could result in significant costs and criminal penalties. In addition, violation of applicable laws and regulations could result in prohibition of our payment for services we have provided and loss of the licenses we need to conduct our business; thus adversely affecting our revenues.

Changes in the healthcare industry could adversely affect our financial position and results of operations.

        The healthcare industry is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. Such programs may increase governmental involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

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

        The profitability and growth of our business depends on our ability to establish and maintain operating licenses throughout the country. While we maintain close working relationships with government agencies that oversee the licensing process, actions such as administrative proceedings before New York's Department of Health and Rhode Island's Department of Health, which allege that certain of our locations failed to obtain certain approvals related to the sale of the New York and Rhode Island state-licensed businesses to us, may adversely impact revenues and results of operations.

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

        The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. We compete locally and regionally with other providers on the basis of the breadth and quality of our services, the quality of our products and, to a more limited extent, price. Our current and potential competitors include national, regional and local operators of geriatric care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, retirement centers and other home respiratory care, infusion and durable medical equipment companies and similar institutions, many of which have significantly greater financial and other resources than we do. In addition, we compete with a number of tax-exempt nonprofit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions, which are unavailable to us. New service introductions and enhancements, acquisitions, continued industry consolidation and the development of strategic relationships by our competitors could cause a significant decline in sales or loss of market acceptance of our services or intense price competition or make our services noncompetitive.

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

We might face monetary fines, facility shutdowns or exclusion from federal healthcare programs for violating the federal and state laws and regulations that govern healthcare providers.

        We are governed by federal and state laws and regulations, which require compliance with complex billing, substantiation and record-keeping requirements. Our financial relationships with referral sources are subject to strict limitations. In addition, the provision of services, pharmaceuticals and equipment is subject to licensure and safety requirements. If we are deemed to have violated these laws and regulations, we might be subject to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Changes in healthcare law, new interpretations of existing laws or changes in payment methodology also may have a dramatic effect on our business and results of operations.

We are subject to the illegal remuneration provisions of the Social Security Act, known as the anti-kickback statute.

        The federal anti-kickback statute imposes criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing or leasing, of items or services that are paid for in whole or in part by federal healthcare programs.

Violations of the anti-kickback statute are punishable by imprisonment up to five years, fines of up to $25,000 per claim, and exclusion from participation in the federal healthcare programs, which include, among others, Medicare and Medicaid. Administrative exclusion and civil monetary penalties for anti-kickback violations can also be imposed through an administrative process. While the anti-kickback statute expressly prohibits transactions that have traditionally invoked criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly, not limiting its scope to those obviously wrongful transactions.

        Many states have laws that prohibit certain direct or indirect remuneration among healthcare providers for the referral of patients to a particular provider. Possible penalties for violating of these state laws include loss of licensure, exclusion from state funded healthcare programs and civil and criminal penalties.

        Failure to comply with such laws and regulations could have a material adverse effect on our business and result of operations.

We are subject to various other fraud and abuse laws.

        The Federal False Claims Act (the "False Claims Act") imposes civil liability on entities that submit false or fraudulent claims for payment to the government. The False Claims Act addresses fraudulent billing practices, such as presenting duplicate claims, presenting claims for services not actually rendered or presenting claims for procedures that are more costly than those actually rendered and abusive billing practices, such as presenting claims for services that contain any misrepresentations of fact. Also, when patients assert legally valid claims that we provided substandard care that resulted in harm or death of a patient, and we subsequently submitted claims for payment to any federal healthcare programs for those substandard services, we could be subject to monetary penalties under the False Claims Act.

        Violations of the False Claim Act carry criminal penalties of up to $25,000 per claim and imprisonment, and civil penalties of fines up to $11,500 per claim plus treble damages. Violations of the False Claims Act also may result in exclusion from the Medicare and Medicaid programs.

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") regulations created two new federal crimes: healthcare fraud and false statement relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute subjects an entity or individual to a felony and a possible fine and/or imprisonment. The false statements relating to healthcare matters statute prohibits an individual or entity from knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device, or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

        In recent years, the federal government has significantly increased the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices. Failure to comply with any such laws could have a material adverse effect on the company.

We must abide by the Omnibus Budget Reconciliation Act of 1993, commonly referred to as Stark II.

        Under Stark II, it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician's family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A

"financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. We have financial relationships with physicians in the form of medical director and advisor agreements. In each case, the relationship must be structured using an arrangement that management believes to be consistent with applicable exceptions set forth in Stark II, such as the personal services arrangements exception. Engaging the services of physicians who are in a position to refer patients in the absence of such a professional services agreement could result in civil penalties.

        Under Stark II, an organization is prohibited from billing the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral. If an organization submits bills for services rendered pursuant to a prohibited referral, it must refund the amounts received from those claims. The entity can also be assessed civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and/or Medicaid programs. Some of the states in which we operate have similar prohibitions on physician self-referrals with the corresponding penalties. Failure to comply with those laws could have a material adverse effect on our business.

Federal privacy laws require that we change our practices with regard to retaining and transmitting confidential patient protected health information.

        The administrative simplification provisions of the HIPAA regulations were designed to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. These provisions require that the Department of Health and Human Services (the "DHHS") adopt rules that address electronic transactions and code sets, unique identifiers for healthcare providers, employers, and health plans, security and electronic signatures, privacy, and enforcement. Our failure to comply with the HIPAA regulations could lead to civil and criminal penalties.

        The first rule adopted by the DHHS requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advices, plan premium payments and coordination of benefits. This rule went into effect October 16, 2002. We, like many other covered entities, received a one-year extension until October 16, 2003.

        The second rule addresses new standards relating to the privacy of individually identifiable healthcare information. These privacy standards require our compliance with rules regarding the use and disclosure of our patients' protected healthcare information. Also, we now must ensure that our patients' protected health information is handled confidentially by those parties with whom we have business relationships. We are required to enter into written agreements with such business associates. The privacy standards were issued on December 28, 2000 and became effective on April 14, 2001, with a compliance date of April 14, 2003.

        The third rule governs the security of electronic health information. The security rule requires a series of administrative, technical, and physical security procedures for us to use in order to assure the confidentiality of electronically stored and shared protected health information. The security standards became effective on April 21, 2003, with a compliance date of April 21, 2005.

        We are evaluating the effect of the HIPAA regulations on our business and are taking steps to ensure compliance. We cannot, at this time, estimate the cost of such compliance. Although the health information standards are likely to have a significant effect on the manner in which we handle healthcare data and communicate with our payors, we do not believe that the cost of compliance will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the implementation of changes to our information systems could disrupt related transaction processing.

        Other privacy statutes or regulations might be adopted in the future that may impose additional eligibility requirements for us to participate in federal and state healthcare programs, like Medicare and Medicaid. Any such new legislation or regulations may adversely affect our business operations. We are unable to predict the content of any such legislation or regulation.

We are subject to ongoing Medicare and healthcare reform.

        In 1997, Congress passed the Balanced Budget Act of 1997 (the "BBA"), which made numerous changes that affected Part A certified home health agencies and Part B suppliers that participate in the Medicare program. The BBA was subsequently modified by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (the "BIPA").

        The BIPA addressed the Centers for Medicare and Medicaid Services' ("CMS") attempts to modify the use of the average wholesale price ("AWP") for purposes of Medicare payment for certain drugs. In recent years, state and federal government enforcement agencies have conducted ongoing investigations of manufacturers' practices with respect to AWP. These investigations demonstrated that inflated AWPs have led to excessive government payments for prescription drugs and biologicals. Several lawsuits have been filed against manufacturers based on similar allegations, seeking recoveries on behalf of patients and private healthcare plans. As a result of these investigations, federal and state policymakers are questioning the appropriateness of continuing to reimburse for drugs and biologicals under federal programs using AWP-based methodologies.

        The General Accounting Office ("GAO") studied Medicare reimbursement for drugs and biologicals and related services. The GAO released its AWP report in September 2001, and found that physicians are able to obtain Medicare-covered drugs at prices significantly below current Medicare payments. Likewise, the GAO found that wholesalers' and group purchasing organizations' prices, which would generally be available to physicians, were less than AWPs used to establish the Medicare payment for these drugs. Thus, the GAO recommended that CMS reimburse providers for Medicare Part B-covered drugs and related services at levels reflecting the provider's acquisition costs. CMS agreed that Medicare should appropriately pay for both Part B-covered drugs and the services required to furnish them, although CMS has not yet released a comprehensive plan to reform drug payments.

        In December 2002, CMS announced that it was establishing a new "single drug pricer" to correct differences among fiscal intermediaries in payment amounts for certain Medicare-covered drugs, but not including drugs billed to durable medical equipment regional carriers, such as home infusion drugs, and certain other drugs. Prior to adoption of this policy, individual fiscal intermediaries determined reimbursement rates for the applicable drugs based on 95% of the AWP that manufacturers submitted to reporting publications such as RedBook and First Data Bank. However, actual Medicare reimbursement for a particular drug varied from fiscal intermediary to fiscal intermediary because of different data sources used to determine AWP. The new unified rates became effective January 1, 2003. A number of legislative proposals to revise the Medicare payment methodology for drugs and biologicals have also been introduced in Congress, but they have not been enacted to date.

        In addition, as part of government investigations of AWP, the Department of Justice and state attorney generals developed revised AWPs for a number of drugs and biologicals that are generally lower than those published by commercial services. The Medicare program proposed that these revised AWPs be used in determining Medicare reimbursement amounts, but this proposal was withdrawn in light of the BIPA provision described above. However, according to an October 2001 report by the OIG, approximately 30 state Medicaid programs are using the revised AWPs to establish reimbursement amounts for some of the listed drugs and biologicals in certain patient care settings. If government or private health insurance programs discontinue or modify the use of AWP or otherwise adopt payment reductions for drugs or biologicals, it could adversely affect our reimbursement for these products.

We are required to comply with various hazardous and medical waste disposal laws.

        We must abide by the Occupational Safety and Health Administration ("OSHA") regulations, which require employers of workers who are occupationally exposed to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The OSHA regulations require us to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have a written exposure control plan. We are also required to provide hepatitis-B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal policies and procedures, and engineering and work practice controls. We are also required to comply with certain recordkeeping requirements. We believe that we are in material compliance with the hazardous and medical waste disposal laws.

The loss of Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation could adversely affect our relationships with payors and referral sources.

        JCAHO is an independent, not-for-profit organization that evaluates and accredits healthcare organizations. Currently, JCAHO accredits nearly 17,000 healthcare organizations throughout the United States and develops professional standards, which address among other issues, patient rights, patient treatment and infection control. The standards set performance expectations for healthcare organizations in areas of patient safety and quality of patient care. JCAHO then conducts audits and surveys of healthcare organizations to evaluate adherence to those standards.

        Many of our subsidiary locations, including CCG and TLCS locations and the NCOEs, are currently JCAHO accredited. If a location loses JCAHO accreditation, it could be in breach of its payor contracts. Under the terms of many payor contracts, in order to continue the contractual relationship between the location and the payors, the locations must remain accredited by an authorized accrediting body. Thus, failure to maintain JCAHO accreditation could jeopardize continued relationships with payor organizations.

        Further, a loss of JCAHO accreditation could be a reflection of substandard patient care and must be reported to our various payors and referral sources if contractual conditions require accreditation. This will adversely effect future referrals and subsequent revenue.

ITEM 2. DESCRIPTION OF PROPERTY

        Our corporate headquarters is located in Andover, Massachusetts, and consists of approximately 7,500 square feet. Our lease expires on April 30, 2004. We also have leased additional administrative offices in Lake Success, New York, Pittsburgh, Pennsylvania, and Addison, Texas, consisting of approximately 83,131 square feet in total. We believe that our headquarters office space is sufficient for our immediate needs and that we will be able to obtain additional space as needed in the future.

        We lease all of our branch office locations from unaffiliated landlords. Most of our branch office leases are for a specified term, although several of them are month-to-month leases. Currently, we have 93 locations throughout the United States, for which square footage and rental terms are varied. We believe that we will be able to renew or find adequate replacement offices for leases that are scheduled to expire in the next twelve months at comparable costs.

        In addition, we own or lease computer and communication equipment necessary to operate our business.

ITEM 3. LEGAL PROCEEDINGS

        As discussed in greater detail in Item 1, on the Petition Date, we and five of our domestic, wholly owned subsidiaries, Chartwell, CCS, CCG, Resource and Trestle, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02-88564." On November 8, 2002, TLCS along with nineteen of TLCS' subsidiaries filed voluntary petitions in the Bankruptcy Court under the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020." All of the entities continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court, while a plan of reorganization is formulated. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business.

        In connection with our filing for bankruptcy protection, all of the litigation noted below, if it was not settled prior to the filing for bankruptcy, has been automatically stayed under bankruptcy law, meaning, where we are a defendant, that no adverse party may take any action in the context of such litigation unless such party obtains relief from the automatic stay. Where we are the plaintiff, we may pursue such litigation at our option. Except as described below, none of such pending litigation, in our opinion, could have a material adverse impact on our consolidated financial condition, results of operations or businesses.

        We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. We have established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. We and certain related parties have been and continue to be involved in litigation regarding certain of our acquisitions and strategic relationships, material and non-material. Where we are a party to such material litigation, a description of such litigation is set forth below.

Ashe Wahba

        On April 17, 2002, Ashe Wahba ("Wahba") filed a demand for arbitration with the American Arbitration Association ("AAA") against the Company (AAA No. 11 160 01346 2). Prior to his termination in April 2002, Wahba served as Chartwell's President of International Business. Wahba alleges that we breached the severance and signing compensation provisions of his Executive Employment Agreement (the "Employment Agreement"), dated August 18, 2001. The Employment Agreement called for arbitration for disagreements arising out of or relating to the Employment Agreement. Wahba seeks an award of salary compensation, compensation for stock options, attorneys' fees and administrative costs. Though we have taken part in settlement discussions with Wahba, no settlement has been reached. We continue to disagree with Wahba's interpretation of the Employment Agreement.

        Due to our filing for bankruptcy protection, this matter was subject to the automatic stay under the Bankruptcy Code. However, on February 4, 2003, Wahba filed a motion with the Bankruptcy Court to modify the stay and allow the arbitration to proceed. The Bankruptcy Court granted such motion. Therefore, this matter will proceed in arbitration. Any award, however, will merely liquidate the amount of Wahba's claim, which will remain subject to the automatic stay and whatever treatment ultimately will be afforded the unsecured creditors under our plan of reorganization.

PrimeRx.com/Network Pharmaceuticals, Inc.

        Our relationship with PrimeRx.com ("PrimeRx"), Network Pharmaceuticals, Inc. ("Network") and the principal stockholders of PrimeRx has been a troubled one characterized by numerous disputes and litigation. On March 19, 2001, we entered into a Settlement Agreement and Mutual Releases (the "March 2001 Settlement Agreement") with PrimeRx, Network, PrimeMed Pharmacy Services, Inc. ("PrimeMed"), another subsidiary of PrimeRx and the shareholders of PrimeRx. On or about July 16, 2001, Network filed a complaint against us and NCFE (Network Pharmaceuticals, Inc., a Nevada Corporation; NCFE; and DOES 1 through 25, inclusive, Superior Court of the State of California for the County of Los Angeles (Central District) (Case No. BC 254258)). This suit alleged breach of the March 2001 Settlement Agreement. On or about September 26, 2001, this matter was ordered to arbitration through the AAA.

        On or about September 28, 2001, Network formally filed its claim with the AAA claiming damages of over $10 million (AAA Case No. 72 Y 199 00966 01). In addition, on or about October 19, 2001, Network filed documents seeking a court order allowing Network to attach up to $14 million of our assets pending resolution of this action. Network's request for attachment was denied.

        On or about November 6, 2001, we filed documents with the AAA denying the allegations raised by Network and counterclaiming against Network and its alleged co-conspirators, Prem Reddy, Richard Hayes, Prime A Investments, LLC, PrimeMed, PrimeRx and Doe Defendants for over $120 million. We stated causes of action for fraud in the inducement of three separate agreements, breach of three separate contracts, intentional interference with contractual relations, conversion, extortion and unfair business practices and rescission. Our claim indicated that the defendants had breached contracts with us, improperly inflated the numbers of businesses that they owned to defraud us into doing business with them, stole our technology and failed to perform obligations under agreements with us.

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

Vidimedix Corporation

        On or about September 15, 2000, certain former securities holders of Vidimedix Corporation ("Vidimedix") filed a petition against us arising from our acquisition of Vidimedix (Moncrief, et al. v. e-Medsoft.com and Vidimedix Acquisition Corporation, Harris County (Texas) Court,

No. 200047334 (the "Texas Action")). The petition was amended on or about May 24, 2001 and amended again, on or about August 15, 2001. Plaintiffs Jana Davis Wells and Tom Davis, III ("Remaining Plaintiffs") filed a Third Amended Original Petition on or about December 26, 2001. Plaintiffs claimed that we owe them either 6.0 million shares of common stock or liquidated damages of $8.9 million and exemplary damages of at least $24 million. We settled those disputes with all but two former Vidimedix shareholders (the "Remaining Plaintiffs").

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

        Due to our filing for bankruptcy protection, the Remaining Plaintiffs are unsecured creditors of ours. Any action by them to enforce the terms of the settlement is subject to the automatic stay under the Bankruptcy Code.

Hoskin International, Ltd. and Cappello Capital Corp.

        On October 30, 2001, we filed a demand for arbitration with the AAA against Hoskin International, Ltd. ("Hoskin") and Cappello Capital Corp. ("Cappello"), (collectively, "Respondents") (AAA 50-T-168-00515-01), alleging that Respondents fraudulently induced us to enter into a Common Stock Purchase Agreement and to issue warrants through various misstatements of material facts and failed to disclose facts that the Respondents had a duty to disclose. This matter is before an administrator assigned to the case through the San Francisco office of the AAA.

        On November 16, 2001, we filed a complaint against Cappello (Med Diversified v. Cappello Capital Corp., Los Angeles Superior Court Case No. SC 069391 (the "Cappello Action")), alleging that Cappello was liable for fraud for inducing us to enter into an exclusive financial advisor engagement agreement ("Engagement Agreement"), by misrepresenting to us that Cappello had significant sources of capital ready and willing to invest in us when such was not true. In the complaint, we sought compensatory and punitive damages, as well as rescission of the Engagement Agreement. We dismissed the case without prejudice on March 1, 2002, and settled the case and all claims relating thereto as of March 25, 2002. Under the settlement with Cappello, a warrant to purchase 3.1 million shares from February 2001 was cancelled and we issued to Cappello 1.3 million shares of our common stock and a warrant to purchase 1.5 million shares of common stock at $1.50 per share. We have fulfilled all of our obligations under this settlement.

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

        On January 2, 2002, Cappello filed a motion to stay arbitration before the AAA as to Cappello on the grounds that Cappello was not a party to the arbitration clause contained in the Common Stock

Purchase Agreement, and that our claims against Cappello should be resolved in the Cappello Action described above. The Court granted Cappello's motion on January 28, 2002. We dismissed, without prejudice, the claims asserted against Cappello in the AAA arbitration. We settled the matter with Hoskin in November 2002. Under the terms of this settlement, we were required to pay Hoskin $25,000 on or before November 15, 2002, November 30, 2002 and December 31, 2002. Due to our distressed financial situation at that time, we were unable to make any payments under this settlement.

        Due to our filing for bankruptcy protection, Hoskin is an unsecured creditor of ours. Any action by Hoskin to enforce the terms of the settlement is subject to the automatic stay under the Bankruptcy Code.

Illumea (Asia), Ltd.

        On December 13, 2000, Illumea (Asia), Ltd. ("IAL"), Nathalie j.v.d. Doornmalen, David Chung, Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd. and True Will Investments filed a First Amended Complaint against Illumea Corporation ("Illumea") and Andrew Borsanyi (collectively, the "Defendants") arising out of our acquisition of Illumea (Illumea (Asia), Ltd., etc., et al. v. e-MedSoft.com, etc.,et al., U.S. District Court, Central District of California, Case No. SACV00-1193-GLT (MLGx). All of the plaintiffs IAL and Nathalie Doornmalen thereafter dismissed their claims without prejudice. As a result, only IAL and Doornmalen remained as plaintiffs.

        Doornmalen, a former Illumea shareholder, alleges that she consented to our acquisition of Illumea based on the allegedly false representation that we would hire her. She also alleges that Defendants made defamatory statements about her. Doornmalen asserts claims for securities fraud under 15 U.S.C. Section 78j(b) and Rule 10b-5, "conspiracy," breach of contract, fraud, false promise, defamation and violation of California Business & Professions Code Section 17200 ("Section 17200"). IAL alleges that Illumea breached an agency agreement between IAL and Illumea and engaged in fraud in connection with the agency relationship. IAL asserts claims for breach of contract and fraud. Collectively, plaintiffs seek compensatory damages, disgorgement under Section 17200 and attorneys' fees.

        We filed a counterclaim against IAL and Doornmalen on March 26, 2001, alleging breach of contract, breach of fiduciary duty, and fraud. We allege that IAL and Doornmalen refused to repay Illumea for providing funding and equipment to IAL and that Doornmalen failed to disclose certain material issues in connection with the merger between Illumea and us.

        As of April 2, 2002, we settled these matters. Under the terms of the settlement, we were required to (i) pay $300 thousand, (ii) issue 700 thousand shares of our common stock and (iii) file a registration statement, on Form S-1, registering the 700 thousand shares. As of June 30, 2003, we have not filed the registration statement as set forth in the Settlement Agreement. We have been notified that Nathalie Doornmalen has filed a motion to enforce the Settlement Agreement in the Illumea (Asia), Ltd. matter. We filed an opposition to this motion, and the court approved the motion pending the presentation of evidence. This matter is subject to the automatic stay under the Bankruptcy Code.

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

Warren Willard Cravey

        Warren Willard Cravey ("Cravey"), deceased on January 26, 2001, was a client of CCS. CCS provided care to Cravey via its community-based alternatives program. On October 1, 2001, Lorene Emma Barros, Individually and as Executive to the Estate of Warren Willard Cravey, Deceased, Cheryl Lynn Sloniger, Londa Sylvia Cravey, Lorna Christine Tillman, and Warren Willard Cravey, II ("Plaintiffs") filed a lawsuit against Concepts of Care II, Inc., Chartwell Community Services, Inc. f/k/a Concepts of Care, Infusion Management Systems, Inc. d/b/a Concepts of Care, HomeCare Concepts of America, Inc. d/b/a Concepts of Care, Mollie Primrose, and Mollie Gay Jordy ("Defendants"). (Case No. 23096, pending in the District Court of Jasper County, Texas.) Plaintiffs in the above-referenced cause are the children of Cravey.

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

        Due to our filing for bankruptcy protection, this matter was subject to the automatic stay under the Bankruptcy Code. However, Plaintiffs received relief from the automatic stay to proceed against available insurance proceeds only. Therefore, this matter will move forward, but the Plaintiffs' recovery will be strictly limited to available insurance proceeds only, and they will be unable to collect any cash from us.

H.L.N. Corporation

        H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc. and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of TLCS for the territory comprising certain counties in and around Los Angeles, California, instituted an action against TLCS subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain officers and employees of TLCS (H.L.N. Corporation, et al. v. TLCS Subsidiaries, et al., U.S. District Court, Central District of California, Case No. SACV98-1144). Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between TLCS and certain of the named plaintiffs. The Plaintiffs are seeking damages for violations of California franchise laws, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The Plaintiffs have not specified the amount of damages they are seeking. Pursuant to a Motion of Summary Judgment, the court granted all of the individual Defendants' Motions for Summary Judgment, dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California franchise law.

        Trial was scheduled for August 2003. Due to TLCS' filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

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

        Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus' answer to that complaint. A status conference is scheduled for July 25, 2003.

University Affiliates

        In January 2002, we filed a Complaint against University Affiliates IPA ("UAIPA") and its president, Sam Romeo, who at the time was also a member of our board of directors, for breach of contract, fraud and, as to Mr. Romeo, breach of fiduciary duty arising out of a May 2, 2000 agreement between UAIPA and us (Med Diversified, Inc. v. University Affiliates IPA a/k/a Univ. Affiliates Med Grp.; Sam J.W. Romeo, M.D. a/k/a Sam Romeo; Doe Defendants, Superior Court of the State of California, County of Los Angeles, Case No. BC 266500). Under the agreement, during the quarter ended June 2000, we advanced $2 million to UAIPA for the purpose of creating a joint venture intended to combine UAIPA's supposed healthcare management expertise with Internet healthcare management systems in an effort to develop new business opportunities. As of the filing of the suit, the companies had not proceeded with the joint venture. According to the original agreement, if a formal joint venture agreement were not entered into between UAIPA and us by July 1, 2000, UAIPA would guarantee payment of $2.5 million on or before July 1, 2001. The $2.5 million has not been paid. We seek payment of this amount, plus any profits from the business opportunities that were to be transferred to the joint venture, and punitive damages.

        On March 4, 2002, UAIPA served a cross-complaint against us, Sanga E-Health, LLC, TSI Technologies, LLC, Mitchell Stein and John F. Andrews ("Andrews"), alleging breach of various contracts, breach of the implied covenant of good faith and fair dealing, declaratory relief, promissory estoppel, fraud, negligent misrepresentation, unjust enrichment, quantum meruit, conversion, money had and received, breach of fiduciary duty, interference with prospective business advantage and unfair business practices, seeking damages in the aggregate of approximately $11 million plus punitive damages. The court denied our motion to compel arbitration on May 8, 2002. We subsequently filed a cross-complaint against UAIPA and Sam Romeo regarding their failure to adhere to the May 2, 2000 agreement. No trial date has been set and UAIPA is currently in bankruptcy proceedings.

        Due to our filing for bankruptcy protection and UAIPA's bankruptcy proceedings, this matter was subject to the automatic stay in both cases. The Bankruptcy Court has entered an order settling this litigation without payment by any party.

Medical Specialties Distributors Inc.

        In July 2001, Medical Specialties, Inc. ("Medical Specialties") sued our subsidiary, Chartwell, in superior court in Massachusetts (Medical Specialties Distributors Inc. v. Chartwell Diversified Services, Inc., et al., Bristol County Superior Court (Massachusetts) Civil Action No. BRCV2001-00845). This claim alleges failure to pay for the purchase of healthcare products and equipment rentals totaling approximately $2 million. The case is currently in discovery. Under the terms of the purchase of certain assets by Chartwell, we assumed certain assets while not assuming certain liabilities and were indemnified by Home Medical of America, Inc. ("HMA") for any actions that might arise from such non-assumed liabilities. We had been informed previously by HMA that it would assume the defense of this matter. As of the date hereof, we have not been informed that HMA has actually assumed such defense. We continue to request of HMA that it assume this defense, and have retained counsel to handle this defense in the meantime. We believe that this case has no merit. Due to our defendant subsidiaries' filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

Tri-County Home Health, Inc.

        In March of 2002, Tri-County Home Health, Inc. ("Tri-County"), Teresa Cunningham and Rebecca Landis ("Plaintiffs") filed suit against CCS, Chartwell and Shay Fields ("Defendants"), (Tri County Home Health, Inc. et al. v. Chartwell Community Services, Inc., Chartwell Diversified Services, Inc. and Shay Fields, 365th JDC, Hardin County TX, Case No. 42108). The Plaintiffs claim that the Defendants breached a contract for the sale of the long term care portion of Tri-County's operations. The Plaintiffs have also alleged fraud, tortious interference, material misrepresentation, and unfair dealings, seeking damages in excess of $1 million. Chartwell answered the complaint and believes that the claims are without merit. Due to our filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

Lance Poulsen, Hal Pote, NPF VI, NPF XII, Bank One, JP Morgan Chase & Co.

        In November 2002, we, along with Chartwell and OrthoRehab, Inc., filed a lawsuit against two principals of NCFE, Lance K. Poulsen ("Poulsen") and Hal Pote ("Pote"), two legal designees of NCFE, NPF VI, Inc. ("NPF VI"), NPF XII, Inc. ("NPF XII"), and two banking organizations, Bank One NA, Trustee ("Bank One"), and JP Morgan Chase & Co., Trustee ("JP Morgan") (Med Diversified, Inc.; Chartwell Diversified Services, Inc.; and OrthoRehab, Inc. v. Lance K. Poulsen; Hal Pote; NPF VI, Inc.; NPF XII, Inc.; Bank One NA, Trustee and JP Morgan Chase & Co., Trustee, U.S. District Court District of Massachusetts, Civil Action No. 02-12214 NG). We contend that Poulsen and Pote made false representations to us about NCFE's ability to fund us, as well as NCFE's financial condition. In reliance, we entered into contractual relationships for financing with NCFE and its affiliates. We believe that NCFE's liquidity problems and the nature of the misconduct which NCFE engaged, was known for some time prior to NCFE's breach of the Sales and Subservicing Agreements by certain of its principals and independent board members. Had we known, we would not have continued these financing arrangements and would have searched for alternate financing. Because of NCFE's eventual financing difficulties, we were harmed as a result. We also contend that at the time Poulsen and Pote assured us that NCFE would provide funding to us, they were conspiring to conceal from us the true status of NCFE's business and financial condition.

        Further, we contend that Poulsen and Pote demanded that NPF VI and NPF XII withhold funding, completely depriving us of all necessary monies from which we operate our business. We also believe that Bank One and JP Morgan caused NPF VI and NPF XII to withhold funds, which were guaranteed under contractual agreements. We also contend that NPF VI and NPF XII breached their contracts with Chartwell in refusing to honor their funding commitments.

        We seek monetary damages to be proven at trial. With NCFE in bankruptcy, actions against it are subject to an automatic stay. We have filed a suit in our Bankruptcy Court, described below.

National Century Financial Enterprises, Inc., National Premier Financial Services, Inc., NPF VI, Inc., NPF X, Inc., NPF XII, Inc., NPF Capital, Inc.

        On May 30, 2003, we, along with Chartwell, CCG, CCS, and Resource, filed a lawsuit against NCFE and five legal designees of NCFE in the Bankruptcy Court (Med Diversified, Inc.; Chartwell Diversified Services, Inc.; Chartwell Care Givers, Inc.; Chartwell Community Services, Inc.; and Resource Pharmacy, Inc. v. National Century Financial Enterprises Inc.; National Premier Financial Services, Inc.; NPF, VI, Inc.; NPF X, Inc.; NPF XII, Inc.; NPF Capital, Inc., United States Bankruptcy Court for the Eastern District of New York, Adversary Proceeding No. 1-03-01320). We contend that the defendants engaged in a course of conduct, whereby they fraudulently promised attractive returns to investors. We believe that the defendants diverted investments and concealed the scheme by fraudulently manipulating the use of new investments. We believe that the defendants used us as an instrumentality to further this fraudulent conduct, harming our estates. We also bring causes of action under theories of unjust enrichment and fraud.

        There are certain claims against us arising from transfers of funds from the Defendants to us, including the Defendants' purported secured and unsecured loans, purchases of receivables and other advances. We seek to recharacterize these claims as equity interests, and to the extent that such claims are recharacterized as equity interests, we seek to subordinate those interests to those of the other equity holders. Further, we seek the turnover of overfunded reserves and accrued subservicing fees by certain of the Defendants and recovery for breach of certain sales and subservicing agreements between the Defendants and us. We also seek recovery for the Defendants' breach of commitments in connection with a bond initiative sponsored by PIBL, as well as breach of the preferred provider agreement, entered into between NCFE and us in February 2000. We also seek recovery of fraudulent transfers.

        This adversary proceeding is in its initial stages, with a pretrial conference set before the Bankruptcy Court on July 9, 2003 and the defendants answer on responsive pleadings due on August 8, 2003.

Stephen Savitsky, David Savitsky, Dale R. Clift

        On May 16, 2003 we, along with TLCS, filed a lawsuit against Stephen Savitsky ("S. Savitsky"), David Savitsky ("D. Savitsky"), and Dale R. Clift ("Clift") in the Bankruptcy Court (Med Diversified, Inc.; Tender Loving Care Health Care Services, Inc. v. Stephen Savitsky; David Savitsky; Dale R. Clift, United States Bankruptcy Court for the Eastern District of New York, Adv. Pro. No. 03-8244). Up until October 28, 2002, S. Savitsky served as Chief Executive Officer of TLCS. From October 28, 2002 until his resignation on November 6, 2002, S. Savitsky served as Executive Vice President of TLCS. Up until or shortly after October 28, 2002, D. Savitsky served as Vice Chairman of Governmental Affairs for TLCS. Up until February 27, 2002, Clift served as President and Chief Operating Officer of TLCS.

        We and TLCS made certain transfers and conveyances to S. Savitsky, D. Savitsky and Clift during the course of their employment with TLCS. We and TLCS seek to avoid and recover those transfers as preferential payments under the Bankruptcy Code. We and TLCS also seek to avoid and recover those funds under the theories of fraudulent transfers, fraudulent conveyances, and unjust enrichment.

        A status conference in this matter was set for the week of June 23, 2003. The defendants' answers were due on June 30, 2003 and were filed on such date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)   Market information. Prior to January 11, 2000, our common stock traded on the OTC:BB, under the symbol "MDTK." Beginning on January 11, 2000, our common stock was listed on the AMEX under the symbol "MED" until July 15, 2002. Effective July 16, 2002 our common stock was quoted on the "pink sheets" under the symbol "MDDV.PK." Now, our common stock is quoted on the "pink sheets" under the symbol "MDDVQ.PK."    The following table sets forth the high and low sales prices of our common stock as reported on the AMEX and on the "pink sheets" for the two years ended March 31, 2003. These prices reflected on the "pink sheets" are believed to be inter-dealer quotations and do not include retail mark-ups, markdowns, or other fees or commissions, and may not necessarily represent actual transactions.

QUARTER ENDED	HIGH	LOW
June 30, 2001	2.000	0.510
September 30, 2001	4.510	0.620
December 31, 2001	3.650	0.980
March 31, 2002	2.080	0.660
June 30, 2002	0.950	0.120
September 30, 2002	0.300	0.040
December 31, 2002	0.170	0.010
March 31, 2003	0.060	0.010

        (b)   Holders. As of May 31, 2003, there were a total of 734 shareholders of record. The number of beneficial owners substantially exceeds the number of record holders, because many of our stockholders hold their shares in street name.

        (c)   Dividends. We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the foreseeable future.

        (d)   Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information
(As of March 31, 2003)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights.	(b) Weighted average exercise price of outstanding options, warrants and rights.	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity Compensation plan approved by security holders. (Subject to amended Form S-8 Filing.)	8,492,569	$0.43	21,421,827
Equity Compensation plans not approved by security holders.	15,800,000	$0.36	—

Total	24,292,569	$0.39	21,421,827

        (e)   Recent sales of unregistered securities. During the three months ended June 30, 2002, there were two transactions involving the issuance of unregistered securities of our common stock. On April 2, 2002, we entered into a settlement agreement with a former shareholder of Illumea. Under the terms of the settlement agreement we agreed to issue 700 thousand shares of our restricted common stock valued at approximately $665 thousand based on the closing price of our stock on April 2, 2002. The shares were issued in July 2002. We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

        On June 11, 2002, we issued 1 million restricted shares of common stock, valued at approximately $1.3 million, and a warrant to purchase 1.5 million shares of common stock at $1.50 per share, valued at $844 thousand based on the Black-Scholes valuation model, to Cappello in conjunction with the settlement of a lawsuit in March 2002. We relied on Section 4(2) of the Securities Act.

        During the three months ended September 30, 2002, there were two transactions involving the issuance of unregistered securities of our common stock. On August 30, 2002 in conjunction with the resolution of a contractual dispute between TegRx Pharmacy Management Company, Inc. ("TegRx") and us, we agreed to issue stock options to TegRx to purchase 3 million shares of our common stock at an exercise price of $0.10 per share. The options expire on August 30, 2012. These stock options are valued at $650 thousand based on the Black-Scholes valuation model. TegRx is an entity majority owned by Frank P. Magliochetti, Jr., our Chairman and Chief Executive Officer. All amounts related to this settlement were expensed in the period ended March 31, 2002. We relied on Section 4(2) of the Securities Act.

        On September 9, 2002, we issued 1.25 million shares of restricted common stock to a former employee as part of a legal settlement. The shares were valued at approximately $288 thousand based on the closing price of our common stock on September 9, 2002. All amounts related to this settlement were expensed in the period ended March 31, 2002. We relied on Section 4(2) of the Securities Act.

        During the three months ended December 31, 2002, there were no transactions involving the issuance of unregistered securities of our common stock.

        During the three months ended March 31, 2003, there were no transactions involving the issuance of unregistered securities of our common stock.

ITEM 6. SELECTED FINANCIAL INFORMATION

MED DIVERSIFIED AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FOR THE FISCAL YEARS ENDED MARCH 31,
	2003	2002	2001	2000
Net sales	$369,533	$207,372	$87,997	$941
Costs and expenses excluding write-downs for impaired goodwill and assets	$374,440	$327,415	$146,245	$9,370
Write down of impaired goodwill and assets	$41,143	$175,093	$201,034	$—
Total operating costs and expenses	$415,583	$502,508	$347,279	$9,370
Net loss from continuing operations	$(71,254)	$(323,437)	$(258,817)	$(9,321)
Net loss per share—continuing operations	$(0.48)	$(3.23)	$(3.25)	$(0.17)
Net loss from discontinued operations	$—	$(3,383)	$(16,435)	$(344)
Net loss per share—discontinued operations	$—	$(0.03)	$(0.21)	$(0.01)
Total assets from continuing operations	$135,945	$210,526	$55,716	$229,241
Total assets of discontinued operations	$2,314	$2,314	$9,340	$31,464
Long-term debt and liabilities	$358,745	$156,026	$9,536	$3,871
Stockholders' equity (deficit)	$(262,023)	$(194,240)	$7,579	$229,003

        The net loss from continuing operations in the years ended March 31, 2003, 2002 and 2001 includes goodwill and asset impairment charges of $41.1 million, $175.1 million and $201 million, respectively. The asset impairment charges reduced our assets from continuing operations and equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of our financial condition and results of operations for the fiscal years ended March 31, 2003, 2002 and 2001. You should read this discussion and analysis together with our consolidated financial statements and related notes contained herein. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

        The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, there are significant uncertainties about our ability to continue as a going concern. We have suffered recurring losses from operations and have consistently had lower than needed levels of cash. As a result of the Bankruptcy Cases and circumstances relating thereto, including the Company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the Company's financing agreements and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

Business Strategy

        The major strategic alternatives and initiatives currently being implemented by management include: (i) continued focus on generating positive cash flow from our Business units through cost reduction initiatives and improving cash collections; (ii) additions to and upgrades of current information technology systems; and (iii) emergence from the Bankruptcy Cases. While management believes that success in the foregoing will improve the Company's financial prospects, there can be no assurances that any of the strategic alternatives will be consummated or will be available to the Company on commercially acceptable terms.

        We have implemented programs focused on the reduction and control of operating expenses, including significant consolidations of corporate staff in our administrative locations. We have undertaken an assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several of our TLCS facilities have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated.

        Our management team continues to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, including electronic billing and continued assessment of reimbursement systems support at our branches. However, no assurances can be given that the activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable.

        Management is also reviewing the manner in which the company provides nursing care and is implementing changes to its practices to maintain our high level of patient satisfaction and effective clinical results while reducing the actual number of nursing visits.

        Our current plan indicates that these efforts will yield positive cash flow and generate positive earnings during fiscal 2004. However, our earnings analysis has not considered any additional write-downs or impairments of our goodwill and intangible assets as may be required by SFAS No. 142. Any such additional write-downs could have a material adverse effect on our results of operations and stockholders' equity, but is not expected to have any impact on cash flows from operations.

        We had, until October 2002, depended on NCFE to provide us financing for current operations under various Sales and Subservicing Agreements. Cash shortages caused by NCFE's collapse resulted in our inability to meet all vendor obligations as they became due. Because of NCFE's failure to honor its commitments under the Sales and Subservicing Agreements, TLCS filed for Chapter 11 protection on November 8, 2002 and we and certain of our subsidiaries, including Chartwell, CCG, CCS, Resource and Trestle filed for Chapter 11 protection on November 27, 2002.

        We believe NCFE's actions over the past two years and its allegedly willful and knowing misconduct, caused us and our subsidiaries to falter. We believe an appropriate remedy to be either a complete forgiveness of any indebtedness owed by us to NCFE or recharacterization of our debt to them as equity and/or equitably subordinated, in whole or in part, to the claims of general unsecured creditors. As has been previously disclosed, NCFE, its affiliates and its principals own over 30% of our outstanding common stock at March 31, 2003. NCFE has also provided funding to us beyond that contemplated by the various Sales and Subservicing Agreements. Further, Lance K. Poulsen, NCFE's then-CEO, commented in a press release issued by us in February 2002, that NCFE stood behind us in terms of financial commitment. Because of these facts, management believes that NCFE's conduct in overfundings and with respect to our Company generally has resembled that of a stakeholder rather than a senior lender. Likewise, certain of NCFE's actions in connection with its dealings with us may give rise to equitable subordination claims by us. However, there can be no assurances that this adversary proceeding, or claims made in it, will be successful.

        We are authorized under the Bankruptcy Code to act as a debtor-in-possession during the course of our case. Being a debtor-in-possession means that current management, the board of directors and the shareholders remain in place during the pendency of the case or until such time as an examiner or trustee is appointed. No trustee or examiner has been appointed in our case, although it is possible that one might be appointed at a future time.

        In connection with being a debtor-in-possession, we have obtained financing from Sun Capital. By order of the Bankruptcy Court dated December 23, 2002, Sun Capital has been approved to act as our source for outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.

        On December 24, 2002, we and certain of our subsidiaries in bankruptcy, including Chartwell, CCG, CCS and Resource, entered into a Master Purchase and Sale Agreement with Sun Capital. Under this agreement, certain of our subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivables submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. We pay at a daily percentage rate of .075% for each day a receivable remains uncollected, which is equivalent to an annual percentage rate of 27%.

        As of March 31, 2003, CCG has sold approximately $8.2 million worth of receivables to Sun Capital and has received advances in the amount of $5.9 million. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in the Company's Consolidated Balance Sheet at March 31, 2003.

Critical Accounting Policies and Estimates

  •
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

  •
  Revenue Recognition. We recognize revenues from healthcare services on the date services are performed and related products are provided to patients based upon amounts we estimate will be received under reimbursement arrangements with third party payors. In measuring revenues, certain judgments are required that affect the application of our revenue policy. For example, we are required to exercise judgment in evaluating risk of concession when payments terms are beyond normal credit period of 60 days. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record a provision for estimated sales adjustments in the same period as the related revenues are recorded. These estimates are based on historical sales adjustments, analysis of cash collection data and other known factors. If actual results of returns differ from the historical data we use to calculate these estimates, revenues could be overstated. Our software products and services were provided based upon purchase orders and written contractual agreements. Software revenues have been recognized upon acceptance by the customer. Revenues from software services have been recorded when the services were performed. Revenues from software maintenance contracts have been recognized on a straight-line basis over the contract period.

  •
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

  •
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

  •
  Goodwill and other Long-Lived Assets. In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, which eliminates the amortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS No. 142 on April 1, 2002. Under SFAS No. 142, intangible assets with finite lives continue to be amortized over their estimated useful lives.

  Goodwill represents the excess of purchase price over the fair value of net assets acquired through business combinations accounted for as purchases. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. In the period these payments become probable, they are recorded as additional goodwill.

  SFAS No. 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the fourth quarter of fiscal 2003, management utilized estimates of the enterprise value of the Company as of March 31, 2003 and compared such enterprise value estimates to the carrying value of the company's corresponding net assets as of that date. Based on the results of such test, management concluded that a potentially significant impairment of the Company's goodwill existed. The Company performed the second step of the process described in SFAS No. 142 during the fourth quarter of fiscal 2003. Determining the amount of the impairment required management to identify the implied fair value of the Company's goodwill. The Company's enterprise value at March 31, 2003 was determined based upon a recent valuation performed by an independent outside valuation firm that considered the Company's operations without the encumbrances of bankruptcy. The enterprise value was determined considering a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. SFAS No. 142 requires that the implied fair value of goodwill, determined in a hypothetical purchase price allocation, be compared to the carrying value of such goodwill. Using the valuation report, management established a protocol that was designed to compare the fair value of the Company's implied goodwill to the corresponding amount recognized in the Company's balance sheet at March 31, 2003. As a result of this analysis, the Company recognized a goodwill impairment charge of approximately $40.8 million, which, in accordance with SFAS No. 142, is reflected in the consolidated financial statements in the fourth quarter of fiscal 2003.

  Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the Company's liabilities will be impacted by their settlement value pursuant to a plan or plans of reorganization set forth by the Debtors' Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the Company's goodwill is premised on several highly judgmental assumptions, including, among other things, the Company's enterprise value and the final disposition of the Company's pre-petition liabilities. Accordingly, the Company's goodwill impairment analysis is subject to the volatility inherent in the underlying enterprise value determination.

  •
  Business Acquisition Accounting, Amortization Expense and Goodwill and Intangible Asset Valuation. Our business strategy is to increase market share through internal growth and strategic acquisitions. The FASB's SFAS No. 141, Business Combinations, and SFAS No. 142 provide guidance on the application of generally accepted accounting principles for business acquisitions completed by us. We use the purchase method of accounting for business acquisitions. We use available cash from operations and borrowings under our available credit facilities as the consideration for business acquisitions. We allocate the purchase price of its business acquisitions based on the fair market value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Through March 31, 2002, goodwill was amortized over various periods up to 15 years. The assignment of useful lives was based on each acquisition's ability to generate sufficient operating results to support the recorded goodwill balance. In accordance with SFAS No. 142, we ceased amortizing approximately $85.9 million of goodwill for acquisitions subsequent to July 1, 2001.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to interest expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss will be recognized on settlement. The provisions of SFAS No. 143 will be effective for the Company's fiscal year beginning April 1,2003. Management does not believe the provisions of SFAS No. 143 will have a material effect on our financial statements.

        In May of 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). The statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, gains and losses from extinguishment of debt will be classified as extraordinary items only if they are determined to be unusual and infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions of SFAS No. 145 will be effective for the Company's fiscal year beginning April 1, 2003. The Company will apply the provisions of this statement for all debt extinguishments going forward.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The Company has applied the provisions of this statement to restructuring activities for the effective date. As a result of adopting the provisions of this standard, certain lease termination and other restructuring costs that otherwise would have been accrued in the fourth quarter of 2003 will be recorded in the first quarter of 2004 at the point that the liability is incurred under the new guidance.

        In November 2002, the FASB Emerging Issues Task Force (EITF) released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing and evaluating the scope of EITF 00-21, but management currently believes that the Company's multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

        In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.

        In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS No. 148") which provides transition guidance for a voluntary change to the fair value method of accounting (from the intrinsic value method) for stock option awards. The Statement also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The disclosure requirements apply to annual as well as interim disclosures, and are applicable whether Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), or SFAS No. 123 is used to account for stock-based awards. The Company will continue to apply the provisions of APB Opinion No. 25 (intrinsic value) in accounting for stock-based awards.

        In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities—a new term. Under current practice, two enterprises generally have been included in consolidated financial statements because one entity controls the other. FIN 46 defines "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable entities created after January 31, 2003. It applies in the first fiscal year or interim periods beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the entity must disclose information about those entities in all financial statements issued after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Management is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

RESULTS OF CONTINUING OPERATIONS

Fiscal Years Ended March 31, 2003, 2002 and 2001

        The results of operations presented herein reflect our consolidated net sales and expenses from continuing operations. These results include all of our operations located in the United States. The financial information included herein is derived from the audited financial statements for the fiscal years ended March 31, 2003, 2002 and 2001. In addition, we have included in the comparisons below the unaudited pro forma financial information for the years ended March 31, 2002 and 2001 to include the acquisitions of Chartwell and TLCS as if these transactions occurred on April 1, 2000.

        The table presented below reflects the results of operations from our continuing operations (in thousands). The results of our UK operations have been excluded:

	Information derived from audited financial statements for the Years Ended March 31,			Unaudited Pro Forma Results for the Years Ended March 31,
	2003	2002	2001	2002	2001
Net sales	$369,533	$207,372	$87,997	$408,114	$393,918
Costs and expenses:
Cost of sales	$210,843	$127,047	$63,200	$236,368	$242,836
General and administrative(a)	$157,680	$191,115	$73,057	$329,067	$197,803
Write down of impaired goodwill and assets	$41,143	$175,093	$201,034	$172,969	$201,034
Depreciation and amortization	$5,917	$9,253	$9,988	$39,046	$38,821
Total costs and expenses	$415,583	$502,508	$347,279	$777,450	$680,494
Operating loss from continuing operations	$(46,050)	$(295,136)	$(259,282)	$(369,336)	$(286,576)
Net loss from continuing operations	$(71,254)	$(323,437)	$(258,817)	$(421,339)	$(315,627)

(a)
Includes general and administrative costs, sales and marketing costs, research and development costs and bad debt expense. See discussion below concerning non-recurring and non-cash expenses.

        As detailed below, Chartwell's income from operations under management for the year ended March 31, 2003 and the post-acquisition eight months ended March 31, 2002 amounted to $4.7 million and $3 million, respectively.

        The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the year ended March 31, 2003 and the post-acquisition period eight months ended March 31, 2002. In addition, we have included in the comparison below the unaudited pro forma financial information for the year ended March 31, 2002 (in thousands):

	Fiscal Year Ended March 31, 2003		Fiscal Year Ended March 31, 2002		Unaudited Pro Forma March 31, 2002
	Chartwell	Joint Ventures*	Chartwell	Joint Ventures*	Chartwell	Joint Ventures*
Net Sales	$97,769	$75,023	$70,165	$46,989	$105,788	$67,658
Cost of Sales	71,448	44,946	50,617	26,889	75,568	39,310

Gross Profit	26,321	30,077	19,548	20,100	30,220	28,348
Operating expenses	20,134	19,282	16,812	12,633	27,331	19,382
Impairment charges for goodwill and assets	41,143	—	—	—	—	—

Income (Loss) from operations	(34,956)	10,795	2,736	7,467	2,889	8,966
Depreciation and amortization	(1,022)	(700)	(907)	(785)	(1,389)	(1,148)
Other income (expense)	(3,378)	158	(3,339)	(227)	(4,985)	639
Equity in earnings of joint venture	4,717	—	3,009	—	3,825	—
Joint venture earnings allocated to other members	—	(5,536)	—	(3,446)	—	(4,632)

Net income (loss)	$(34,639)	$4,717	$1,499	$3,009	$340	$3,825

*
Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger, we have investments in eight joint ventures, the NCOE's, with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. Our ownership in the joint ventures includes: one with 80% interest which is consolidated, one with 45% interest and seven with 50% interest accounted for on the equity basis of accounting. Our weighted average interest in the revenue under management of these joint ventures for the year ended March 31, 2003 and the post-acquisition period ended March 31, 2003 is 48% and 52.18%, respectively. Total Chartwell revenue under management for the year ended March 31, 2003 and for the post-acquisition period eight months ended March 31, 2002, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, is $172.8 million and $117.2 million, respectively.

Net Sales

        Net sales for the fiscal years ended March 31, 2003, 2002 and 2001 are summarized as follows (in thousands):

	Information derived from audited financial statements for the Years Ended March 31,			Unaudited Pro Forma Results for the Year Ended March 31,
SEGMENT
	2003	2002	2001	2002	2001
Home Health/Alternate Site Services	$311,044	$131,836	$—	$315,658	$272,818
Pharmacy Management and Distribution	53,114	70,698	78,410	87,618	111,513
Distance Medicine Solutions	5,375	4,838	9,587	4,838	9,587

Total	$369,533	$207,372	$87,997	$408,114	$393,918

        Home health/alternate site revenues of $311 million in the fiscal year ended March 31, 2003 increased $179.2 million as a result of home health revenues generated from the Chartwell and TLCS acquisitions. On a pro forma basis home health/alternate site revenues decreased $4.6 million (1.5%) due in part to the sale or closing of 15 locations owned by our TLCS subsidiary. This was partially offset by revenue growth in home health revenues in our Chartwell locations. The reported home health revenues from Chartwell of $37.7 million for the fiscal year ended March 31, 2002 reflects revenue earned subsequent to the acquisition of Chartwell on August 6, 2001. Home health/alternate site revenues from TLCS of $94.1 million represents revenues generated subsequent to the November 28, 2001 acquisition of TLCS. A comparative pro forma analysis indicates a $42.8 million or 15.7% increase in revenues from fiscal 2001. The increase reflects increased patient admissions for Medicare services at TLCS, resulting in a $19.3 million or 8% increase, and Chartwell's first full fiscal year of operations, resulting in a $23.5 million or 71.9% revenue increase.

        Pharmacy revenues for fiscal years ended March 31, 2003, 2002 and 2001 are summarized as follows (in thousands):

	Information derived from audited financial statement for the Years Ended March 31,			Unaudited Pro Forma Results for the Years Ended March 31,
ENTITY
	2003	2002	2001	2002	2001
Chartwell	$39,316	$33,336	$—	$50,256	$33,103
Resource	13,798	12,200	8,331	12,200	8,331
PrimeRx	—	25,162	70,079	25,162	70,079

Total	$53,114	$70,698	$78,410	$87,618	$111,513

        Chartwell pharmacy revenues of $39.3 million in the fiscal year ended March 31, 2003 increased $6 million (17.9%) over comparable prior year periods as a result of the August 6, 2001 acquisition of Chartwell. Compared with pro forma 2002, Chartwell pharmacy revenues decreased $10.9 million (21.8%) due to closing non-profitable locations and other competitive factors. Similarly, on a pro forma basis, the $17.2 million or 51.8% increase in fiscal 2002 over fiscal 2001 reflects Chartwell's first full fiscal year of pharmacy operations.

        Resource's pharmacy revenues in the fiscal year ended March 31, 2003, increased approximately $1.6 million (13.1%) compared to fiscal 2002, due primarily to increased sales efforts for existing and new customers. Resource's pharmacy revenues increased in the fiscal year ended March 31, 2002, $3.9 million (46.4%) compared to 2001 as a result of having a full fiscal year's revenue in 2002 and the expansion of its services as an institutional pharmacy provider for skilled nursing and assisted living facilities within the state of Nevada.

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

        On a comparative basis, net sales in our Distance Medicine segment for the fiscal year ended March 31, 2003 increased $537 thousand or 11.1% over the comparable prior year period. The increase is primarily due to this segment's new Distance Medicine Solutions products we have been focusing our resources on, offset by reduced consulting revenues and our decision to abandon products that we do not consider to be profitable in the future. As indicated previously, we have re-evaluated our priorities for use of capital resources and have decided to exit the Distance Medicine Solutions Segment. (See subsequent events).

COSTS AND EXPENSES

Cost of Sales

        Cost of sales consist of direct costs of providing services to patients, including provider wages, costs of medical supplies and costs of contracted services associated with providing home health/alternative site services, the cost of pharmaceuticals sold through our pharmacy management and distribution services and the cost of providing our distance medicine solutions healthcare management systems that include hardware, software and services.

        Cost of sales for the fiscal years ended March 31, 2003, 2002 and 2001 are summarized as follows (in thousands):

	Information derived from audited financial statements for the Years Ended March 31,			Unaudited Pro Forma Results for the Years Ended March 31,
SEGMENT
	2003	2002	2001	2002	2001
Home Health/Alternate Site Services	$175,019	$76,647	$—	$180,119	$159,157
Pharmacy Management and Distribution	33,281	47,124	58,780	52,973	79,259
Distance Medicine Solutions	2,543	3,276	4,420	3,276	4,420

Total	$210,843	$127,047	$63,200	$236,368	$242,836

        Home health/alternate site services cost of sales represents cost of sales for certain services provided by Chartwell and TLCS subsequent to their acquisition of those entities in fiscal year 2002. The decrease in fiscal 2003 compared to pro forma 2002 is a result of reduced revenues from TLCS.

        Pharmacy cost of sales in the fiscal year ended March 31, 2003 decreased relative to fiscal 2002 because of reduced revenues from the deconsolidation of Prime Rx and Network, and favorable vendor pricing associated with our Chartwell revenues. The gross margin on Chartwell revenues is higher than those on Network and other pharmacy operations in fiscal 2002 and 2001. Similarly, Pharmacy Management and Distribution cost of sales in the fiscal year ended March 31, 2002 decreased compared with fiscal 2000 because of the cessation of the consolidation of Network effective August 1, 2001 and the disposal of unprofitable pharmacy operations, offset by pharmacy cost of sales associated with Chartwell revenues subsequent to August 6, 2001.

        Distance medicine solutions cost of sales declined in fiscal year ended March 31, 2003 compared to fiscal 2002 due to decreased product and consulting sales. Cost of sales as a percentage of sales decreased due to higher installation costs of new products. Distance medicine solutions cost of sales declined in the fiscal year ended March 31, 2002 compared to fiscal 2001 as a result of our decision to cease marketing and providing certain products. Cost of sales as a percentage of sales increased in the fiscal year ended March 31, 2002 as compared to fiscal 2001 is a result of a decrease in consulting services which have a significantly lower gross margin than sales of Internet-based products.

        Cost of sales as a percentage of sales for each of our business segments the periods indicated below ended March 31, 2003, 2002 and 2001 are summarized as follows:

	Information derived from audited financial statements for the Years Ended March 31,			Unaudited Pro Forma Results for the Years Ended March 31,
SEGMENT
	2003	2002	2001	2002	2001
Home Health/Alternate Site Services	56.3%	58.1%	—	57.1%	58.3%
Pharmacy Management and Distribution	62.7%	66.7%	75.0%	60.5%	71.1%
Distance Medicine Solutions	47.3%	67.7%	46.1%	67.7%	46.1%

Total	57.1%	61.3%	71.8%	57.9%	61.6%

        The decline in cost of sales percentages during the fiscal years ended March 31, 2003, 2002 and 2001 reflects the shifting mix in revenues generated by the Company. Home health revenues comprised 84.2% of the total as of March 31, 2003. Similarly, the decrease in cost of sales percentage for fiscal 2002 compared to prior year results is due to the change in revenue mix from approximately 89.1% pharmacy revenues in the 2001 to 34.1% pharmacy revenues and 63.6% home health revenues in 2002. As noted previously, pharmacy cost of sales consisting of pharmaceuticals operates at a higher percentage of revenues than the costs of providing home health services. One of the key trade-offs in the initial phases of providing an integrated healthcare service system is that the direct costs of labor in these services are higher than the product intensive costs of pharmaceutical and technology services.

        Due to our restructuring activities in process since August 2001, the profit margins for our businesses have shown steady, significant improvement. As stated in our business plan, our focus has been to restructure these costs continually.

General and Administrative

        General and administrative expenses consist principally of salaries, facility costs and professional fees. These costs decreased by $21.5 million for the fiscal year ended March 31, 2003 compared to the prior fiscal year. These costs increased by approximately $121.2 million and $44.1 million, respectively for the fiscal years ended March 31, 2002 and 2001 as compared to the prior year periods. A summary of the change in general and administrative costs in the fiscal years ended March 31, 2003, 2002 and 2001 from the similar prior year periods is as follows:

	(Unaudited, in millions)
	2003	2002	2001
Acquired Companies: Chartwell, TLCS, Resource	$67.4	$71.3	$2.2
Legal transaction and settlement costs	(17.5)	12.7	7.2
Non- cash compensation and expenses	(40.2)	36.2	8.1
Other	(31.2)	1.0	26.6

Total general and administrative expenses	$(21.5)	$121.2	$44.1

        The increase in general and administrative costs of $67.4 million, $71.3 million and $2.2 million relative to acquisitions represent, the non legal general and administrative costs incurred at Resource,

Chartwell and TLCS subsequent to our acquiring them. The increase in fiscal year ended March 31, 2003 reflects a full year's expenses for all acquired businesses.

        We completed our acquisition of TLCS on November 28, 2001. Included in the TLCS general and administrative costs is $6.2 million for cash bonuses paid to management. Approximately, $7.7 million of non-cash compensation to management of TLCS is reflected in fiscal 2002 increase in non-cash compensation.

        Non-cash compensation expenses and costs of services during the fiscal years ended March 31, 2003, 2002 and 2001 is summarized as:

	For the Years Ended March 31, (in millions)
	2003	2002	2001
Investment bank fees for security purchase agreements	$—	$15.7	$5.8
Professional fees and settlements	—	11.0	1.7
Options and severance to former chief executive officer (non-cash)	—	2.5	1.4
Bonus to current chief executive officer (non-cash)	—	6.0	—
Bonuses to TLCS management	4.9	7.7	—
Other non-cash compensation	—	2.2	—

Total	$4.9	$45.1	$8.9

        Investment bank fees represent warrants issued for security purchase agreements which were incurred because of our need to obtain necessary funding associated with acquisitions and working capital needs.

        Professional fees represent $3.4 million in warrants issued to various legal counsel for services performed as well as $7.6 million in shares and warrants issued in settlement of various litigation matters (See Item 3, Legal Proceedings).

        In October 2001, we entered into a Termination and Consulting Agreement with John Andrews, our former Chief Executive Officer. Pursuant to the Termination and Consulting Agreement, Andrews may receive up to 5 million warrants to purchase our common stock based on a detailed long-term payout schedule. In July 2002, we amended the Termination and Consulting Agreement to revise the warrant exercise timetable and increase the exercise price. Severance to former chief executive officer represents the value of those warrants determined using the Black-Scholes method, of approximately $2.5 million.

        Bonus to current chief executive officer represents the value of options issued to Frank P. Magliochetti, Jr., our current chief executive officer as a non-cash bonus to enter into his employment contract with us in August 2001.

        In November 2001, we acquired approximately 90% of the outstanding common shares of TLCS. Certain officers of TLCS entered into employment agreements with us and were issued warrants to purchase shares of our common stock. The expense associated with those warrants was $4.9 and $7.7 million for the periods subsequent to the acquisition of TLCS through March 31, 2003 and 2002, respectively.

        Other non-cash compensation costs included in general and administrative costs were $1.1 million and $1.5 million for the fiscal years ended March 31, 2002 and 2001 respectively. These costs represent compensation paid to employees and consultants through the issuance of shares, warrants and options.

Asset Impairment Charges

        During the years ended March 31, 2003, 2002 and 2001, we have incurred asset impairment charges as follows:

        Chartwell.    During the fourth quarter of 2003, we recorded goodwill impairment charges totaling $40.8 million associated with two divisions of Chartwell, acquired in August 2001. These divisions are CCG and CCS. The impairment charges resulted from testing under the provisions of SFAS No. 142, which requires that goodwill be evaluated at least annually for impairment and the implied fair value of goodwill, determined in a hypothetical purchase price allocation, be compared to the carrying value of such goodwill. The expected growth in revenues and results of operations for these divisions has not occurred as originally anticipated. These factors resulted in goodwill impairment charges of $29.8 million and $11 million for CCG and CCS, respectively.

        Contractual Intangible (Administrative Service Agreements).    The operation of one NCOE partnership acquired in the Chartwell merger, has not performed as originally anticipated. As a result, a decision was reached to cease operations. In June 2002, we recorded an asset impairment charge of $349 thousand to write off the unamortized balance of the contractual intangible for this location.

        TLCS.    Subsequent to the acquisition of TLCS, the Company determined that TLCS' financial position was worse than anticipated and that TLCS was in violation of certain debt covenants. We have made changes in the existing management of TLCS, re-evaluated the operations, as well as the recoverability of certain trade receivables and made significant reductions in the administrative work force. Following these actions, new projections of future operating results were prepared and we wrote off goodwill on TLCS of $156 million as an impaired asset during the fiscal year ended March 31, 2002.

        MedPractice and MedCommerce Software Development Costs.    To date, we have experienced lower than anticipated revenue growth in the development of the MedPractice and MedCommerce Software. Based upon the lack of capital infusion and our strategic decision to allocate its resources into profitable product lines, we decided to abandon this project. We have recorded a loss of impairment of $9.2 million during fiscal year 2002 for the write-down of software development costs related to the MedPractice and MedCommerce product

        Distance Medicine Solutions Division.    During fiscal 2001, we recorded impairment charges totaling $34.8 million associated with three units in the Distance Medicine Business Unit. These companies were VirTx, Inc. ("VirTx") acquired in February 2001, Illumea acquired in May 2000 and Vidimedix acquired in June 2000. Throughout fiscal 2002, our ability to allocate funds for continued development and marketing of the distance medicine products remained difficult because of our lack of cash flow. As a result, the underlying business assumptions that were previously used to determine the business and cash flow projections of the Distance Medicine Business Unit have been revised and the expected results of operations originally anticipated has not occurred. Therefore, during fiscal year 2002 we recorded an impairment charge of $7.2 million on the remaining goodwill associated with these acquisitions.

        Quantum Technology Licensing.    As a result of continued delays in the product's marketability, our reduced commitment to product development and the decrease in market valuations of technology companies, management revised its analysis of its investment in Quantum Digital Solutions Corporation ("Quantum"). During the year ended March 31, 2002, we impaired the license value of $2.8 million.

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

Depreciation and Amortization

        Depreciation and amortization for the fiscal years ended March 31, 2003, 2002 and 2001 includes depreciation of property, plant and equipment of approximately $5.1 million, $3.6 million and $2.0 million, respectively, and the amortization of goodwill and other intangibles of $827 thousand, $5.7 million, and $8 million, respectively. The $4.9 million decrease in amortization expense in fiscal 2003 reflects the effect of the Company's adopting SFAS No. 142. The fiscal 2002 decrease in these expenses of $2.7 million is due to the decrease in goodwill amortization as a result of the write down of goodwill taken in fiscal 2001 of approximately $75.5 million. These decreases are offset from the inclusion of $5.8 million and $5.6 million in depreciation and amortization for the fiscal year ended March 31, 2003 and 2002 from the acquisition of Chartwell and TLCS.

        Depreciation and amortization for the fiscal year ended March 31, 2001 includes depreciation of property and equipment of approximately $1.6 million, amortization of deferred software of $379 thousand and amortization of goodwill of $8 million. Compared to the reported results in 2000, the increase for the fiscal year was approximately $1.5 million for depreciation of equipment, $379 thousand for deferred software and $7.6 million for the amortization of goodwill, respectively. During the last quarter of fiscal 2000 and the first quarter of fiscal 2001, we acquired three multimedia companies that resulted in approximately $49 million of goodwill, which was being amortized over a seven-year period. We also entered into a 30-year management contract with PrimeRx and acquired approximately 29% of its stock. We consolidated this company and recorded the assets acquired and liabilities assumed and minority interest at the acquisition date of approximately $40.6 million as goodwill. During the first three quarters of fiscal 2001, this goodwill was being amortized over a 30-year period consistent with our management contract term. In addition, we acquired a pharmacy services company in the first quarter of this year that resulted in approximately $2.7 million of goodwill being amortized over a 15-year period. The goodwill recorded in March 1999 for the acquisition of e-Net has been amortized over a ten-year period. As a result of our asset impairment charges discussed above, our goodwill was written down in the fourth quarter of 2001 based on management's revised projections of discounted cash flows. In addition, the unamortized goodwill relating to e-Net of $6.4 million has been written off and included in discontinued operations. The amortization periods and the write off of goodwill are based on management's best estimate of the useful lives and estimated net cash flows of the businesses acquired based on the facts currently available at that time.

Other Income (Expense)

        Other income (expense) includes interest expense, interest income, and other income. These costs and income on a combined basis have amounted to a net expense of $27.3 million, $32.1 million and $1.1 million for the fiscal years ended March 31, 2003, 2002 and 2001 respectively. The decrease of $4.8 million in fiscal 2003 reflects the elimination of expense associated with the Chartwell acquisition and the effects of recording interest expense under bankruptcy. Interest expense of $32.1 million for the fiscal year ended March 31, 2002 included $5.8 million in interest expense to accrue for the accretion to the preferred stock acquisition debt and approximately $5.6 million for amortization of deferred financing fees. Net interest expense increased $30.1 million over fiscal 2001 due to the increased borrowing to finance the TLCS acquisition and operations.

        The net other expense was $1.1 million for the fiscal year ended March 31, 2001. Interest expense of $2 million for the year ended March 31, 2001 includes $400 thousand as a result of a Settlement Agreement with a private lender. During our third and fourth quarter of 2000, we raised approximately

$63.6 million of net proceeds through the sale of our common stock. As a result of the cash flow, we have recognized interest income for the year ended March 31, 2001 of approximately $880 thousand.

RESULTS OF DISCONTINUED OPERATIONS

        The results of discontinued operations presented herein reflect the operations of e-Net, located in the United Kingdom. On June 14, 2001, e-Net voluntarily filed for receivership.

        The net sales, expenses, net assets and net liabilities of e-Net have been combined in our consolidated condensed financial statements under discontinued operations. These operations represented 100% of our product business segment and contributed less than one percent (1%) to any other business segment. The financial information included herein is for the fiscal years ended March 31, 2003, 2002 and 2001 and provides the components comprising the results from discontinued operations (in thousands):

	For the year ended March 31,
	2003	2002	2001
Net sales	$—	$3,005	$37,857
Total costs and expenses	—	6,357	54,122

Operating income (loss) from discontinued operations	—	(3,352)	(16,265)
Interest and taxes	—	31	170

Net loss from discontinued operations	$—	$(3,383)	$(16,435)

Net Sales

        Net sales generated by the U.K. subsidiary for the periods presented were from the sale, service, and installation of computer hardware and software. As a result of the discontinuance of operations, there were no sales after June 15, 2001. Net sales in the United Kingdom for the fiscal year ended March 31, 2001 decreased $7.2 million or 16% over the prior year. The decrease was attributable to reduced demand for our products. The downturn in the economic conditions for the high technology industry in the United States during fiscal 2001, particularly in the last quarter of our fiscal year ended March 31, 2001, impacted the technology markets in the United Kingdom causing a slow down in growth of ".com" business due to lack of available investment and capital into the industry. These factors contributed to e-Net's inability to increase its sales of its esparto software product and increase its sales of computer hardware and software.

Costs And Expenses

        Costs and expenses of $6.4 million and $54.1 million for fiscal years ended March 31, 2002 and 2001, include, respectively, cost of sales (cost of hardware and software products plus the cost of installation and delivery), sales and marketing costs and general and administrative costs (general office costs, executive and administrative salaries, asset write downs and professional fees) and depreciation and amortization. The decrease in costs and expenses of $47.8 million or 88.3% in the period ended March 31, 2002 compared to the comparable prior year period is due primarily to our decision to file for voluntary receivership and the resulting discontinuance of operations after June 15, 2001. However, this decrease was offset as a result of severance costs, receivership fees, asset write-downs and other professional fees associated with discontinuing the operations and filing for voluntary receivership.

LIQUIDITY AND CAPITAL RESOURCES

        There are significant uncertainties about our ability to continue as a going concern. Since our inception, we have incurred accumulated losses of $683.9 million, including losses in the fiscal year ended March 31, 2003 of $71.3 million. The accumulated losses at March 31, 2003 include $417.3 million of goodwill and asset impairment charges.

        In addition, we have consistently had negative working capital and cash flow from continuing operations, and lower than anticipated levels of cash ($10.6 million and $8.1 million of cash and cash equivalents at March 31, 2003 and 2002, respectively.).

        As the working capital trend demonstrates we have consistently used cash in operations, including cash used in operating activities of $21.3 million in the fiscal year ended March 31, 2003 and $52.3 million and $32.6 million in the years ended March 31, 2002 and 2001, respectively. During the fiscal year ended March 31, 2003, cash used in operating activities approximated $21.3 million, primarily due to the net loss from continuing operations for the period before non cash charges such as asset impairment write downs of $41.1 million, non cash compensation and expenses of $4.9 million and by depreciation and amortization expense of $11.6 million, including amortization of deferred financing fees reflected in interest expense. Uses of cash attributable to the net change in operating assets and liabilities of $8.8 million primarily relate to the decrease in accounts payable and accrued expenses during the year. During the fiscal year ended March 31, 2002, cash used in operating activities was primarily due to the net loss from the period of $326.8 million before asset impairment write downs of $175.1 million, and offset by the cash provided by the net change in operating assets and liabilities of $12.9 million.

        We are authorized under the Bankruptcy Code to act as a debtor-in-possession during the course of the bankruptcy case. Being a debtor-in-possession means that current management, the board of directors and the shareholders remain in place during the pendency of the case or until such time as an examiner or trustee is appointed. No trustee or examiner has been appointed in our case, although it is possible that one might be appointed at a future time.

        In connection with being a debtor-in-possession, we obtained financing from Sun Capital. By order of the bankruptcy court dated December 23, 2002, Sun Capital has been approved to act as our source for outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.

        We and certain of our subsidiaries in bankruptcy, including Chartwell, CCG, CCS and Resource, entered into a Master Purchase and Sale Agreement with Sun Capital. Under this agreement, certain of our subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivable submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. We pay at a daily percentage rate of .075% for each day a receivable remains uncollected, which is equivalent to an annual percentage rate of 27%.

        As of March 31, 2003, CCG has sold approximately $8.2 million worth of receivables to Sun Capital and has received advances in the amount of $5.9 million. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in the Company's Consolidated Balance Sheet at March 31, 2003.

        During the fiscal year ended March 31, 2002, cash used in investing activities was approximately $22.2 million, primarily for the TLCS acquisition. During fiscal year ended March 31, 2001, cash used from investing activities was approximately $15.2 million, primarily for $1.6 million investment in software development, $4.9 million in capital expenditures, $4.7 million in investments, $1.8 million in business acquisitions and $2.2 million in cash advances to our United Kingdom operations.

        During fiscal 2003 and 2002, we provided cash from financing activities of approximately $25.3 and $80.5 million, respectively, primarily due to net borrowings from credit facilities. During fiscal year ended March 31, 2001, we used cash of $5.8 million in financing activities consisting primarily of treasury stock purchases of $937 thousand and net payments on long-term debt of $3.7 million. During the fiscal year ended March 31, 2000, we raised approximately $63.6 million from the sale of our common stock. Additional sources of financing during that year included approximately $3.9 million in long-term debt to support business expansion and acquisitions.

        The following represents a summary of our contractual obligations and commercial commitments:

			Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Indebtedness	$241,253,000	$241,253,000	$—	$—	$—
Capital Lease Obligations	4,001,000	1,923,000	2,057,000	21,000	—
Operating Lease	15,169,000	6,246,000	7,659,000	1,243,000	21,000
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	50,230, 000	50,230,000	—	—	—

Total Contractual Cash Obligations	$310,653,000	$299,652,000	$9,716,000	$1,264,000	$21,000

        Due to the failure to make scheduled payments and the commencement of Chapter 11 proceedings, we are in default of substantially all of our pre-petition debt and other long-term obligations. Under Chapter 11 of the Bankruptcy Code, actions against us the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. These debt obligations at March 31, 2003 are classified as liabilities subject to compromise in the accompanying Consolidated Balance Sheets in accordance with SOP 90-7.

        Letters of Credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. The following table presents our letters of credit for amounts committed but not drawn-down. These instruments may exist or expire without being drawn-down. Therefore, the amounts committed but not drawn-down, do not necessarily represent future cash flows.

			Payments Due By Period
Other Commercial Obligations	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit	$640,000	$—	$640,000	$—	$—

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

        On August 18, 2001, we entered into two offshore financing agreements with Societe Financiere du Seujet, Limited ("SFSL"), a Securities Purchase Agreement and a Debenture and Equity Agreement,

providing for up to $83 million financing and $54 million in debenture financing, respectively. No funding was provided under either of these agreements. In August 2002, in conjunction with the Company's $70 million debenture refinancing, these agreements were terminated.

Debentures

        In addition to the above-mentioned agreements with SFSL, we entered into a series of ten short form convertible debentures, dated September 5, 2001 (some of which were amended as of September 10, 2001), with SFSL and its affiliate, Sangate. On October 1, 2001, a total of $40 million, less a commission of $3.7 million, was funded and 13.2 million shares of our common stock were pledged and were issuable as collateral of these debentures. The funds were raised principally to fund the planned acquisition of TLCS. In December 2001, these debentures were paid off with the proceeds of new debentures and the pledged shares were released and repledged to holders of the new debentures.

        On December 28, 2001, debentures 1 and 2 were funded for a total of $40 million and the aggregate amount of 13.2 million shares were pledged to PIBL as collateral for the repayment of debentures 1 and 2. The proceeds of debentures 1 and 2 were used to retire certain of our outstanding debentures with SFSL with a maturity date of December 20, 2001. On December 28, 2001, debentures 3, 4 and 5 were funded for a total of $30 million. In connection with funding of debentures 3, 4 and 5, we entered into a Commission Agreement pursuant to which, as consideration for arranging for the financing, we provided SFSL with a commission of $2.7 million, 3 million shares of our common stock and a warrant to purchase an additional 2 million shares of our common stock at a purchase price of $4.20 per share. Additionally, 10 million shares of our common stock were pledged to SFSL as collateral for the January 4, 2002 funding and SFSL has the right to purchase bondholder position rights of the 10 million shares at $3.00 per share.

        In August 2002, we reached an agreement to refinance the $70 million of original debentures held by the holders of our outstanding debentures (the "Debenture Holders"). Pursuant to the agreement entered into with PIBL, as agent for the Debenture Holders, we issued five new amended debentures with a total principal balance of $57.5 million. The new debentures mature on June 28, 2004 unless there is an event of default that would cause acceleration of the amount due. The original debentures, which totaled $70 million and were due on June 28, 2002, have been cancelled. The reduced total of the new debentures reflects the $12.5 million of principal represented by a contractually subordinated debenture that was purchased by TEGCO Investments, LLC ("TegCo"). Additionally, $2.45 million in interest payable, that was due through June 28, 2002 on the original debentures, was paid to the Debenture Holders. The new agreement is subject to standard terms and conditions including a schedule of payment obligations and the grant security interests in assets of the Company. Also refer to our Form 8-K, dated August 19, 2002, reported under Item 5 the refinance of $70 million debentures held by PIBL. Due to our filing for bankruptcy protection, we are technically in default under these agreements.

        On June 9, 2003, Chartwell Home Therapies, L.P. ("CHT") and Chartwell Management Company, Inc. ("CMC") entered into a Proceeds Distribution Agreement with PIBL. Under the terms of this agreement, CHT has agreed to split proceeds with PIBL from cash distributions from joint ventures owned by CHT. CHT and CMC have also granted to PIBL a security interest in all such proceeds and on substantially all of the assets of CHT and CMC. PIBL has agreed to remove permanently certain liens it placed on the joint ventures. The obligations to split proceeds from distributions terminate at the time when a reorganization plan is confirmed in our Bankruptcy Case.

        In December 2001, we entered into a bond financing agreement with SFSL with respect to the issuance of bonds over the subsequent 12 months with a minimum commitment of $300 million to a maximum of $1 billion. The bonds were to be secured against our gross revenue accounts receivable (as defined in the bond financing agreement). The bonds have a stated interest rate of seven percent (7%) per annum and a maturity date of three (3) years from date of issue. Other terms and conditions pertaining to the sale of these bonds included the following: (a) the collateral must be equal to at least one hundred fifty percent (150%) of all outstanding bonds and (b) the collateral cannot be less than fifty percent (50%) government obligations and not less than ninety percent (90%) government and private insurance company receivables. Additional conditions include that we satisfy our outstanding accounts receivable financing obligations to NCFE and retain Magliochetti, our current Chairman and Chief Executive Officer. With respect to satisfaction of our obligations to NCFE, we could only access the bond financing if our debt to NCFE was paid in full or we reach a settlement with them which will release all claims and obligations between us. If Magliochetti were to leave for any reason, the bonds would be immediately callable. We have the right to extend the maturity date for an additional two (2) years with a one half percent (.5%) increase in the interest rate. In connection with this agreement, we agreed to provide SFSL with a cash commission of five and one half percent (5.5%) of the amount of any bond financing we receive. We never issued any bonds nor pledged any of our receivables under this arrangement. In August 2002, in conjunction with the Company's $70 million debenture refinancing, this bond financing agreement was terminated.

        As of March 27, 2002, we formed American Reimbursement, LLC, a Delaware limited liability company ("American Reimbursement") to purchase and hold certain accounts receivable from various entities as collateral for the benefit of our Debenture Holders.

        As of March 29, 2002, American Reimbursement entered into five separate Receivables Purchase Agreements with each of (1) TLCS, (2) Home Medical of America, Inc., a Delaware corporation ("HMA") a related party to Med through common ownership; (3) Infusion Management Systems, Inc., a Texas corporation ("IMS"); (4) Millennium Health Group, Inc. ("MHG"); and (5) CCG, pursuant to which American Reimbursement agreed to purchase a total of approximately $100 million of medical accounts receivables. Since all of these accounts receivables are aged beyond 180 days and are delinquent, the ability to collect these accounts is questionable.

        As of March 29, 2002, we entered into five separate Continuing Guaranties with each of (1) TLCS, (2) HMA, (3) IMS, (4) MHG and (5) CCG pursuant to which we agreed to guarantee American Reimbursement's purchase obligations under the Receivable Purchase Agreements. As set forth in the Security Agreement entered into by American Reimbursement, dated as of March 29, 2002, and the Assumption and Indemnification Agreement entered into by American Reimbursement and us, dated as of March 29, 2002, we entered into such Continuing Guaranties in exchange for American Reimbursement's agreement to assume and indemnify us against any obligations we may have to the Debenture Holders or their affiliates under the debentures or otherwise. The debenture holders are not a party to these agreements.

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

        In order for us to continue our operations, we must be successful in obtaining additional funding through implementing the following steps:

        1.     Maintain our arrangement with Sun Capital as our source for debtor-in-possession financing;

        2.     Successfully manage the reorganization of the TLCS and Med Debtors; and

        3.     Prepare, file and obtain approval of plans of reorganization for the Med Debtors.

        Other factors, including those risk factors identified previously in this Report on Form 10-K adversely affect our ability to obtain additional funding (See Item 1, Risk Factors).

        Our independent auditors stated in their "Report of Independent Accountants" on our consolidated financial statements as of and for the years ended March 31, 2003, 2002 and 2001 that there is substantial doubt about our ability to continue as a going concern.

        We may be unable to raise any additional amounts on reasonable terms, or at all, when needed. If we are unable to raise such additional funding, we would have to curtail operations, which in turn would have an adverse effect on our financial position and results of operations and our ability to operate.

Capital Expenditures

        There were no material commitments for capital expenditures during the fiscal year ended March 31, 2003, and no material commitments are anticipated in the near future.

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

INTEREST RATE RISK

        Our debt portfolio as of March 31, 2003 is composed entirely of fixed and variable rate debt denominated in United States currency. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rate on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. If interest rates significantly increase, we could incur additional interest expenses, which would negatively affect its cash flow and future profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary data are set forth on pages F-1 through F-77 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The audit of our consolidated financial statements as of and for the year ended March 31, 2001 was completed by KPMG, LLP ("KPMG") as our independent auditor. On July 26, 2002, our board of directors received a letter from KPMG pursuant to which KPMG resigned from its position as our independent auditor. Refer to our Form 8-K/A filed August 19, 2002.

        KPMG's opinion on our consolidated financial statements for the fiscal year ended March 31, 2001 contained an explanatory paragraph relating to the Company's ability to continue as a going concern, but did not otherwise contain a disclaimer of opinion nor was it otherwise qualified or modified as to uncertainty, audit scope or accounting principles. In conjunction with their audit of the March 31, 2001 financial statements KPMG reported to our Audit Committee, in a letter dated September 20, 2001, certain reportable conditions and material weaknesses regarding internal controls. See our Form 8-K/A filed August 19, 2002. The Company believes that, with the exception of matters relating to the composition of the Audit Committee, the aforementioned reportable events have been remedied as of the date of this filing.

        In connection with the audit of the fiscal year ended March 31, 2001 and the subsequent interim period through July 26, 2002, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, except in connection with the audit of the consolidated financial statements for the fiscal year ended March 31, 2002. The term "disagreements" is interpreted and used broadly, to include any difference of opinion concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the independent accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

        As a result of KPMG's letter dated July 26, 2002 communicating alleged illegal acts as well as their resignation, the SEC has initiated an informal inquiry. As of the date of this Form 10-K filing, we have had follow-up discussions with the SEC, although we have not been informed of and are not aware of any conclusions the SEC has reached related to their inquiry. We also are not aware of whether the informal inquiry will result in a formal investigation by the SEC.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information called for by this item with respect to directors' and officers' compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Executive Officers and Directors—Did Directors and Officers Comply with their 16(a) Beneficial Ownership Reporting Compliance Requirement?" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on September 9, 2003, and to be filed with the SEC on or before July 28, 2003, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing under the caption "Executive and Director Compensation" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on September 9, 2003 and to be filed with the SEC on or before July 28, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on September 9, 2003 and to be filed with the SEC on or before July 28, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under the caption "Certain Relationships" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on September 9, 2003 and to be filed with the SEC on or before July 28, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company performed an evaluation under the supervision and with the participation of its management, including the Company's Chief Operating Officer and the Chief Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and Rule 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing of this report. Based upon their evaluation, the Company's Chief Operating Officer and the Chief Accounting Officer concluded that the Company's disclosure controls and procedures effectively ensure that the Company records, processes, summarizes and reports in its public disclosures, including Securities and Exchange Commission reports, all information: (a) required to be disclosed, (b) within the time periods specified and (c) pursuant to processes that enable the Company's management, including its principal executive and financial officers, as appropriate, to make timely decisions regarding disclosure.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements. The following Consolidated Financial Statements of the Registrant and Reports of Independent Auditors are presented on pages F-2 and thereafter:

      Reports of Independent Auditors

      Consolidated Balance Sheets as of March 31, 2003 and 2002

      Consolidated Statements of Operations for the years ended March 31, 2003, 2002, and 2001

      Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the years ended March 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule. The following Consolidated Financial Statement Schedule of the Registrant for the years ended March 31, 2003 and 2002 is presented following the Notes to the Consolidated Financial Statements:

      Schedule II—Valuation and Qualifying Accounts

(b)
Reports on Form 8-K.

        We filed a Form 8-K dated April 12, 2002 reporting under Item 5 the formation and Receivable Purchase Agreements by American Reimbursement, LLC.

        We filed a Form 8-K, dated June 4, 2002, reporting under Item 5 notification and hearing to review its conformity with the listing requirements of the American Stock Exchange.

        We filed a Form 8-K, dated July 23, 2002, reporting under Item 5 the resignation of our three independent members of our Board of Directors.

        We filed a Form 8-K, dated August 2, 2002, reporting under Item 4 the resignation of KPMG, LLP as our independent auditors and under Item 5 the resignation of our Chief Financial Officer.

        We filed a Form 8-K, dated August 19, 2002, reporting under Item 5 the refinance of $70 million debentures held by Private Investment Bank Limited.

        We filed a Form 8-K/A, dated August 19, 2002, amending our 8-K dated August 2, 2002 and reporting under Item 4 the inclusion of an August 16, 2002 letter written by KPMG, LLP to the Securities and Exchange Commission.

        We filed a Form 8-K, dated August 30, 2002, reporting under Item 4 the appointment of Brown & Brown, LLP as our independent auditor as of August 23, 2002.

        We filed a Form 8-K, dated September 19, 2002, reporting under Item 5 the appointment of two new members to our Board of Directors.

        We filed a Form 8-K, dated October 25, 2002, reporting under Item 5 the addition of James K. Happ as President of our Company.

        We filed a Form 8-K, dated November 12, 2002, reporting under Item 3 that TLCS filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York.

        We filed a Form 8-K, dated November 27, 2002, reporting under Item 3 that we along with our subsidiaries, Chartwell, CCS, CCG, Resource and Trestle, filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York, and reporting under Item 5 that we received a letter from PIBL, which declared a notice of acceleration of the $57.5 million of principal amount of Amended Debentures dated as of June 28, 2002 issued by us to PIBL in connection with the Amendment Agreement dated as of June 28, 2002.

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

        We filed a Form 8-K, dated May 20, 2003, reporting under Item 9 that on May 19, 2003, management appeared in the Bankruptcy Court and made an oral presentation that updated the Bankruptcy Court on our activities and performance since filing for bankruptcy protection.

(c)
Exhibits.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger and Reorganization by and among the Registrant, VirTx Acquisition Corporation and VirTx, Inc., dated February 21, 2000(3)

2.2	Acquisition and Joint Venture Agreement by and between Cypher Comm, Inc. and the Registrant, dated March 18, 2000(4)
2.3	Agreement by and between the shareholders of PrimeRx.com, Inc. and the Registrant, dated April 7, 2000(5)
2.4	Agreement and Plan of Merger and Reorganization by and among Illumea Acquisition Corporation, Illumea Corporation and the Registrant, dated April 18, 2000(6)
2.5	Agreement and Plan of Merger and Reorganization by and among Vidimedix Acquisition Corporation, Vidimedix Corporation and the Registrant, dated June 6, 2000(7)
2.6	First Amendment to the Agreement and Plan of Merger and Reorganization by and among Vidimedix Acquisition Corporation, Vidimedix Corporation and the Registrant, dated June 6, 2000(7)
2.7	Agreement and Plan of Merger and Reorganization by and among the Registrant, CDS Acquisition Corporation and Chartwell Diversified Services, Inc., dated August 6, 2001(11)
2.8	Agreement and Plan of Merger and Reorganization by and among TLC Acquisition Corporation, Tender Loving Care Health Care Services, Inc. and the Registrant, dated October 18, 2001(12)
2.9	Stock Purchase Agreement by and between Robert Parrett and the Registrant, dated October 20, 2001(16)
2.10	Asset Purchase Agreement by and among Trestle Acquisition Corp., the Registrant and Trestle Corporation, dated April 16, 2003*
2.11	Escrow Agreement by and among the Registrant, Trestle Corporation and Trestle Acquisition Corp, dated April 16, 2003*
2.12	Amendment No. 1 to Asset Purchase Agreement by and among Trestle Acquisition Corp., the Registrant and Trestle Corporation, dated May 20, 2003*
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended*
3.2	Certificate of Designation of Series and Determination of Rights and Preferences for Series A Convertible Preferred Stock(11)
3.3	Amended Bylaws*
4.1	Warrant Agreement by and between Donald H. Ayers and the Registrant, dated March 18, 1999(2)
4.2	Warrant Agreement by and between Trammell Investors, LLC and the Registrant, dated March 18, 1999(2)
4.3	Registration Rights Agreement by and between Hoskin International Limited and the Registrant, dated February 20, 2001(8)
4.4	Warrant Agreement by and between Hoskin International Limited and the Registrant, dated February 20, 2001(8)
4.5	Warrant Agreement by and between Cappello Capital Corp. and the Registrant, dated February 20, 2001(8)
4.6	Registration Rights Agreement by and among Donald H. Ayers, Trammel Investors, LLC and the Registrant, dated March 18, 1999(2)
4.7	Warrant Agreement by and between TSI Technologies and Holdings, LLC and the Registrant, dated June 13, 2001(13)

4.8	Warrant Agreement by and between MPP Holdings, LLC and the Registrant, dated July 20, 2001(16)
4.9	Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Agreement and Plan of Merger and Reorganization among by and among the Registrant, CDS Acquisition Corporation and Chartwell Diversified Services, Inc., dated August 6, 2001(11)
4.10	Warrant Agreement by and between Stephen Savitsky and the Registrant, dated October 18, 2001(12)
4.11	Warrant Agreement by and between Dale R. Clift and the Registrant, dated October 18, 2001(12)
4.12	Warrant Agreement by and between David Savitsky and the Registrant, dated October 18, 2001(12)
4.13	Warrant Agreement by and between John F. Andrews and the registrant, dated July 15, 2002(16)
10.1	Preferred Provider Agreement by and between National Century Financial Enterprises and the Registrant, dated February 2, 2000(16)
10.2	Second Amendment to the Preferred Provider Agreement by and between National Century Financial Enterprises and the Registrant, dated February 2, 2000, dated September 11, 2000(16)
10.3	Management Services and Joint Venture Agreement by and between PrimeRx.com, Inc. and the Registrant, dated April 6, 2000, as modified(5)
10.4	Master Preferred Provider Agreement by and between PrimeRx.com, Inc. and the Registrant, dated April 5, 2000(5)
10.5	Settlement Agreement and Mutual Release by and between StartNest, LLC and the Registrant, dated November 28, 2000(16)
10.6	Settlement Agreement and General Release by and among, C.W. Boreing, Stephan Hochschuler M.D. Philip Faris, John McMulen, J. Robert Beck M.D., Andrew Heller, Vidimedix and the Registrant dated on or around February 12, 2001(16)
10.7	Common Stock Purchase Agreement by and between Hoskin International Limited and the Registrant, dated February 20, 2001(8)
10.8	Common Stock Purchase Agreement between e-MedSoft.com and Hoskin International Limited, dated February 20, 2001 (to correct page 20 only)(9)
10.9	Management Services(Loan Out) Agreement by and between TegRx Pharmacy Management Co., Inc. and the Registrant, dated March 6, 2001(16)
10.10	Preferred Solution Partner Agreement by and between Superior Consultant, Inc. and the Registrant, dated March 6, 2001(16)
10.11	Settlement Agreement and Mutual Releases by and among PrimeRx.com, Inc., Network Pharmaceuticals, Inc., PrimeMed Pharmacy Services, Inc., Prem Reddy, M.D, Prime A Investments, LLC, David W. Rombro, Raymond Matko, Richard A. Hayes and the Registrant, dated March 19, 2001(10)
10.12	Termination of Employment Agreement by and between David W. Rombro and the Registrant, dated July 2, 2001(16)
10.13	Employment Agreement by and between Frank P. Magliochetti, Jr. and the Registrant, dated August 6, 2001(11)

10.14	Letter Agreement by and between John S. Shepherd and the Registrant, dated August 13, 2001(16)
10.15	Termination and Consulting Agreement and General Mutual Releases by and between John Andrews and the Registrant, dated October 6, 2001(16)
10.16	Employment Agreement by and between Stephen J. Savitsky and Tender Loving Care Health Care Services, Inc., dated October 18, 2001(12)
10.17	Employment Agreement by and between Dale R. Clift and Tender Loving Care Health Care Services, Inc., dated October 18, 2001(12)
10.18	Employment Agreement by and between David Savitsky and Tender Loving Care Health Care Services, Inc., dated October 18, 2001(12)
10.19	Letter from Tender Loving Care Health Care Services, Inc. to Stephen J. Savitsky, Dale R. Clift and David Savitsky, dated October 18, 2001(12)
10.20	Letter from the Registrant to Stephen J. Savitsky, Dale R. Clift and David Savitsky, dated October 18, 2001(12)
10.21	Settlement Agreement and Mutual Release by and among Sutro & Co., Inc., Joseph A. Boystak and the Registrant, dated October 22, 2001(16)
10.22	Amended and Restated Compromise and Settlement Agreement by and between Jack W. Moncrief and the Registrant, dated October 25, 2001(16)
10.23	Amended and Restated Compromise and Settlement Agreement by and between Gardner Landry, individually and as Trustee of the Veta Elizabeth Landry Kuffner Trust and the Registrant, dated October 25, 2001(16)
10.24	Amended and Restated Compromise and Settlement Agreement by and between Willa Washington and the Registrant, dated November 5, 2001(16)
10.25	Amended and Restated Compromise and Settlement Agreement by and between Tom Davis, Jr. and the Registrant, dated November 5, 2001(16)
10.26	Amended and Restated Compromise and Settlement Agreement by and between Jana Davis and the Registrant, dated November 5, 2001(16)
10.27	Letter Agreement by and among A. Anand, Interwest Associates and the Registrant, dated November 30, 2001(16)
10.28	Stock Pledge Agreement by and between NPF X, Inc. and the Registrant, dated December 5, 2001(16)
10.29	Commission Agreement by and between Societe Financiere du Seujet Limited and/or its designee and the Registrant, dated December 17, 2001(16)
10.30	Commission Agreement by and between Societe Financiere du Seujet Limited and/or its designee and the Registrant, dated December 17, 2001(16)
10.31	Commission Agreement by and between Societe Financiere du Seujet Limited and/or its designee and the Registrant, dated December 17, 2001(16)
10.32	Bond Financing and Commission Agreement by and between Societe Financiere du Seujet Limited and/or its designee and the Registrant, dated December 17, 2001(16)
10.33	Short Form Convertible Debenture, in the amount of $25,000,000, by and between Private Investment Bank Limited and the Registrant, dated December 28, 2001(13)
10.34	Short Form Convertible Debenture, in the amount of $15,000,000, by and between Private Investment Bank Limited and the Registrant, dated December 28, 2001(13)

10.35	Short Form Debenture, in the amount of $5,000,000 and up to $20,000,000, by and between Private Investment Bank Limited and the Registrant, dated December 28, 2001(13)
10.36	Short Form Debenture, in the amount of $12,500,000, by and between Private Investment Bank Limited and the Registrant, dated December 28, 2001(13)
10.37	Short Form Debenture, in the amount of $12,500,000, by and between Private Investment Bank Limited and the Registrant, dated as of December 28, 2001(13)
10.38	Form of Amendment Agreement, dated June 28, 2002.(14)
10.39	$4,107,142.86 Amended and Restated Short Form Debenture dated as of June 28, 2002.(14)
10.40	$10,267,857.14 Amended and Restated Short Form Debenture, dated as of June 28, 2002.(14)
10.41	$10,267,857.14 Amended and Restated Short Form Debenture, dated as of June 28, 2002.(14)
10.42	$12,321,428.57 Amended and Restated Short Form Debenture, dated as of June 28, 2002.(14)
10.43	$20,535,714.29 Amended and Restated Short Form Debenture, dated as of June 28, 2002.(14)
10.44	$12,500,000 Amended and Restated Short Form Debenture, dated as of June 28, 2002.(14)
10.45	Form of Debenture Purchase and Subordination Agreement.(14)
10.46	Form of ARL Security Agreement.(14)
10.47	Form of ARL Control Agreement.(14)
10.48	Form of Med Security Agreement.(14)
10.49	Form of Med Security Interest Assignment Agreement.(14)
10.50	Form of Med Control Agreement.(14)
10.51	Form of Med Subsidiaries Pledge and Security Agreement.(14)
10.52	Form of Med Subsidiaries Collateral Agency Agreement.(14)
10.53	Form of Mortgage.(14)
10.54	Form of ARL Guaranty.(14)
10.55	Form of ARL Operating Agreement.(14)
10.56	Form of Manatt, Phelps & Phillips, LLP Legal Opinion.(14)
10.57	Form of Forbearance and Tolling Agreement.(14)
10.58	Technology License and Operations Agreement by and between Clandale Associated Limited and the Registrant, dated January 2002(16)
10.59	1999 Stock Compensation Plan(16)
10.60	First Amendment to the Registrant's 1999 Stock Compensation Plan(16)
10.61	2000 Nonqualified Stock Option and Stock Bonus Plan(16)
10.62	First Amendment to the Registrant's 2000 Nonqualified Stock Option and Stock Bonus Plan(16)

10.63	Agreement between Network Pharmaceuticals, Inc., NCFE and the Registrant dated July 1, 2002(16)
10.64	Settlement and Release Agreement between Illumea(Asia) Ltd., Natalie J.V.D. Doornmalen and the Registrant, Illumea Corporation and Andrew A. Borsanyi, dated April 2, 2002(16)
10.65	Settlement Agreement and Mutual General Releases between the Registrant and Cappello Capital Corporation, dated March 25, 2002(16)
10.66	Stipulation for Entry of Judgment by and between Signaltree Solutions, Inc. and the Registrant, dated June 26, 2002*
10.67	Settlement Agreement and Mutual Release by and between Rapid Response Delivery, Inc. and the Registrant, dated July 8, 2002*
10.68	Mutual Comprise, Settlement and Release Agreement by and between the Registrant, Jana Davis Wells and Tom M. Davis, III, dated July 15, 2002*
10.69	Amendment to termination and consulting agreement and general mutual releases by and between John F. Andrews and the Registrant, dated July 15, 2002(16)
10.70	Settlement Agreement and Mutual Release between Trebor O. Corp., Robert Okum, the Registrant, PrimeRx, Inc., John Andrews, David Rombro, Frank Magliochetti and Chartwell Diversified Services, Inc., dated July 2002*
10.71	Settlement Agreement and General Mutual Releases by and between the Registrant and Hoskin International, Ltd., dated as of November 5, 2002*
10.72	Settlement Agreement and Mutual General Release by and between Sherwood Partners, Inc., University Affiliates IPA, Inc., Sam J.W. Romeo, M.D. and the Registrant, dated March 2003*
10.73	Debtor-In-Possession Master Purchase and Sale Agreement between Sun Capital Healthcare, Inc., the Registrant, Chartwell Diversified Services, Inc., Resource Pharmacy, Inc., Chartwell Community Services, Inc. and Chartwell Care Givers, Inc, dated December 24, 2002*
10.74	Proceeds Distribution Agreement by and among Chartwell Home Therapies, L.P., Chartwell Management Company, Inc. and Private Investment Bank Limited, dated June 9, 2003*
16.1	Letter from KPMG, dated August 16, 2002.(15)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Brown & Brown, LLP*
99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.3	Letter to the Board of Directors of the Registrant from KPMG, LLP, dated July 26, 2002(15)
99.4	Letter to the Securities and Exchange Commission from the Registrant, dated July 29, 2002(15)

99.5	Letter to KPMG from Gadsby Hannah, LLP, dated July 30, 2002(15)

*
Filed electronically herewith.

(1)
Filed as an exhibit to Registrant's Form S-18 Registration Statement (No. 33-8420-D).

(2)
Filed as an exhibit to the Registrant's Form 8-K filed April 1, 1999.

(3)
Filed as an exhibit to the Registrant's Form 8-K/A filed April 26, 2000.

(4)
Filed as an exhibit to the Registrant's Form 8-K filed April 3, 2000.

(5)
Filed as an exhibit to the Registrant's Form 8-K/A filed on May 2, 2000.

(6)
Filed as an exhibit to the Registrant's Form 8-K filed May 23, 2000.

(7)
Filed as an exhibit to the Registrant's Form 8-K filed June 28, 2000.

(8)
Filed as an exhibit to the Registrant's Form 8-K filed March 2, 2001.

(9)
Filed as an exhibit to the Registrant's Form 8-K/A filed March 9, 2001.

(10)
Filed as an exhibit to the Registrant's Form 8-K filed April 11, 2001.

(11)
Filed as an exhibit to the Registrant's Form 8-K filed August 21, 2001.

(12)
Filed as an exhibit to the Registrant's Form 8-K filed October 29, 2001.

(13)
Filed as an exhibit to the Registrant's Form 8-K filed April 12, 2002.

(14)
Filed as an exhibit to the Registrant's Form 8-K filed August 19, 2002.

(15)
Filed as an exhibit to the Registrant's Form 8-K/A filed August 19, 2002.

(16)
Filed as an exhibit to the Registrant's Form 10-K filed for the fiscal year ended March 31, 2002.

MED DIVERSIFIED, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors, Stockholders and Chapter 11 Trustees of Med Diversified, Inc.:

        We have audited the accompanying consolidated balance sheets of Med Diversified, Inc. and Subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of the Company as of March 31, 2001 were audited by other auditors whose report dated July 23, 2001, on those statements included an explanatory paragraph that described that the Company had suffered recurring losses from operations, had negative working capital and negative cash flows that raised substantial doubt about its ability to continue as a going concern as discussed in Note 1 of the consolidated financial statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Med Diversified, Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic 2003 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred net losses from continuing operations in each of the two years in the period ended March 31, 2003. In addition, as more fully described in Note 1 to the consolidated financial statements, Med Diversified, Inc. and certain of its subsidiaries (the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in November 2002. The Debtors are currently operating their businesses under the jurisdiction of the Chapter 11 trustee appointed by the United States Bankruptcy Court for the District of New York (the "Bankruptcy Court") and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan or plans of reorganization which will gain approval of the requisite parties under Chapter 11 of the Bankruptcy Code and confirmation of the Bankruptcy Court, resolution of various litigation against the Company, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

        As discussed in Note 2 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Brown & Brown, LLP
Boston, Massachusetts
June 20, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Med Diversified, Inc.:

        We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows of Med Diversified, Inc. (formerly e-Med Soft.com) for the year ended March 31, 2001. These consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows of Med Diversified, Inc. referred to above present fairly, in all material respects, the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year ended March 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year ended March 31, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

                      /s/ KPMG LLP

Jacksonville, Florida
July 23, 2001

MED DIVERSIFIED, INC.

(DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND 2002

(IN THOUSANDS, EXCEPT PAR VALUE)

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$10,583	$8,093
Accounts receivable, net of allowances of $26,232 in 2003 and $30,769 in 2002	36,742	58,806
Accounts receivable from affiliates	186	5,199
Inventory	1,848	2,688
Prepayments and other	6,231	3,196

Total current assets	55,590	77,982

Non-current Assets:
Property and equipment, net	13,939	18,190
Goodwill, net	20,548	61,260
Investments	11,231	9,865
Other intangibles, net	32,042	33,193
Assets of discontinued operations	2,314	2,314
Deferred charges	—	8,471
Other assets	2,595	1,565

Total non-current assets	82,669	134,858

Total assets	$138,259	$212,840

The accompanying notes are an integral part of these consolidated financial statements.

	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,023	$20,583
Accrued salaries and benefit costs	14,955	28,557
Accrued liabilities	8,945	55,981
Related party debt	—	110,557
Liabilities of discontinued operations	11,222	10,270
Due to government agencies	—	11,647
Current maturities of capital leases	15	2,012
Current maturities of long-term debt and DIP Facility	—	11,014

Total current liabilities	41,160	250,621

Long-Term Liabilities:
Liabilities subject to compromise (Note 3)	357,744	—
Capital leases	20	2,929
Debt	—	95,427
Related party debt	—	4,040
Long-term debt and lease commitments of discontinued operations	—	952
Due to government agencies	—	42,864
Other liabilities	981	9,814

Total long-term liabilities	358,745	156,026

Commitments and contingencies (Notes 11 and 18)
Minority interest	377	433
Stockholders' equity (deficit):
Series A convertible preferred stock, 5,000 authorized, none issued or outstanding at March 31, 2003 and 2002	—	—
Common shares, $.001 par value, 400,000 shares authorized at March 31, 2003 and 2002, 148,661 and 146,111 issued and outstanding at March 31, 2003 and 2002, respectively	149	146
Paid in capital	427,179	423,464
Common stock options	377	2,565
Deferred compensation	(63)	(2,004)
Stock subscription	(4,400)	(4,400)
Accumulated deficit	(683,896)	(612,642)
Accumulated other comprehensive loss	(3)	(3)
Less treasury shares at cost	(1,366)	(1,366)

Total stockholders' deficit	(262,023)	(194,240)

Total liabilities and stockholders' deficit	$138,259	$212,840

The accompanying notes are an integral part of these consolidated financial statements.

MED DIVERSIFIED, INC.

(DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

	2003	2002	2001
NET SALES
Non affiliates	$368,704	$204,931	$81,997
Affiliates	829	2,441	6,000

Total net sales	369,533	207,372	87,997

COSTS AND EXPENSES:
Cost of sales	210,843	127,047	63,200
Research and development	—	2,965	7,267
Sales and marketing expense	1,184	5,714	8,255
General and administrative	150,649	172,109	50,880
Bad debt	5,847	10,327	6,655
Goodwill impairment charge	40,794	163,124	75,434
Asset impairment charges	349	11,969	125,600
Depreciation and amortization	5,917	9,253	9,988

Total costs and expenses	415,583	502,508	347,279

OPERATING LOSS	(46,050)	(295,136)	(259,282)
OTHER INCOME (EXPENSE):
Interest expense (contractual interest for the year ended March 31, 2003 was $33,963)	(28,008)	(32,121)	(2,018)
Interest income	—	—	880
Other income	731	47	—

LOSS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES AND INCOME TAXES	(73,327)	(327,210)	(260,420)
REORGANIZATION ITEMS	(2,699)	—	—
MINORITY INTEREST, NET OF TAXES	55	764	1,603
EQUITY IN EARNINGS ON JOINT VENTURES	4,717	3,009	—
INCOME TAXES	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(71,254)	(323,437)	(258,817)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(3,383)	(16,435)

NET LOSS	$(71,254)	$(326,820)	$(275,252)

BASIC AND DILUTED LOSS PER SHARE:
CONTINUING OPERATIONS	$(0.48)	$(3.23)	$(3.25)
DISCONTINUED OPERATIONS	—	(0.03)	(.21)

TOTAL	$(0.48)	$(3.26)	$(3.46)

WEIGHTED AVERAGE SHARES—BASIC AND DILUTED	147,852	100,027	79,587

The accompanying notes are an integral part of these consolidated financial statements.

MED DIVERSIFIED, INC.

(DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Common Number	Shares Amount	Paid-In Capital	Stock Options	Deferred Compensation	Stock Subscription	Treasury Stock	Deferred Charges	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
BALANCE, MARCH 31, 2000	75,735	$76	$244,496	$—	$—	$(5,000)	$—	$—	$(10,570)	$1	$229,003
Restricted common stock issued in acquisitions	4,425	4	41,728	—	—	—	—	—	—	—	41,732
Restricted common stock issued for services	1,000	1	1,399	—	—	—	—	—	—	—	1,400
Restricted common stock contributed by TSI and reversal of previously issued common stock for legal settlement	(300)	—	1,040	—	—	—	—	—	—	—	1,040
Warrants issued for acquisitions	—	—	1,976	—	—	—	—	—	—	—	1,976
Common stock issued on exercise of warrants	175	—	512	—	—	—	—	—	—	—	512
Common Stock issued on exercise of stock options	82	—	138	—	—	—	—	—	—	—	138
Common stock issued for services	689	1	1,614	—	—	—	—	—	—	—	1,615
Stock options and warrants issued for services	—	—	2,700	—	—	—	—	—	—	—	2,700
Earn out settlement on acquisition	136	—	3,561	—	—	—	—	—	—	—	3,561
Stock options issued in acquisitions	—	—	1,165	—	—	—	—	—	—	—	1,165
Warrants issued for deferred equity
funding costs	—	—	3,817	—	—	—	—	—	—	—	3,817
Warrants issued for deferred financing	—	—	—	—	—	—	—	(4,616)	—	—	(4,616)
Capital contributions	86	—	1,515	—	—	—	—	—	—	—	1,515
Purchase of 187 thousand treasury shares.	—	—	—	—	—	—	(937)	—	—	—	(937)
Expiration of warrants	—	—	(1,976)	—	—	—	—	—	—	—	(1,976)
Abandonment of common stock issued in acquisitions	(2,640)	(3)	—	—	—	—	—	—	—	—	(3)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(275,252)	—	(275,252)
Translation adjustment	—	—	—	—	—	—	—	—	—	189	189

MED DIVERSIFIED, INC.

(DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Common Number	Shares Amount	Paid-In Capital	Stock Options	Deferred Compensation	Stock Subscription	Treasury Stock	Deferred Charges	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
BALANCE, MARCH 31, 2001	79,388	$79	$303,685	$—	$—	$(5,000)	$(937)	$(4,616)	$(285,822)	$190	$7,579
Common stock issued upon conversion of preferred stock	50,000	50	74,778	—	—	—	—	—	—	—	74,828
Restricted common stock issued for services	7,086	7	14,910	—	—	—	—	—	—	—	14,917
Warrants issued for services	—	—	8,595	—	—	—	—	—	—	—	8,595
Common stock issued for legal settlements	2,916	3	6,374	—	—	—	—	—	—	—	6,377
Common Stock issued on exercise of stock options	5,740	6	7,106	—	—	—	—	—	—	—	7,112
Stock options and warrants issued for services	—	—	4,140	—	—	—	—	—	—	—	4,140
Common stock options—non vested	—	—	—	2,565	(2,565)	—	—	—	—	—	—
Stock compensation expense				—	561	—	—	—	—	—	561
Earn out settlement on acquisition	981	1	1,201	—	—	—	—	—	—	—	1,202
Warrants issued for deferred financing	—	—	2,675	—	—	—	—	—	—	—	2,675
Equity funding	—	—	—	—	—	600	—	—	—	—	600
Purchase of 273 thousand treasury shares.	—	—	—	—	—	—	(429)	—	—	—	(429)
Abandonment of deferred financing	—	—	—	—	—	—	—	4,616	—	—	4,616
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(326,820)	—	(326,820)
Translation adjustment	—	—	—	—	—	—	—	—	—	(193)	(193)

Balance, March 31, 2002	146,111	$146	$423,464	$2,565	$(2,004)	$(4,400)	$(1,366)	$—	$(612,642)	$(3)	$(194,240)
Amortization of warrants issued for services	—	—	2,610	—	—	—	—	—	—	—	2,610
Common stock issued for legal settlements	1,950	2	198	—	—	—	—	—	—	—	200
Common stock issued on exercise of stock options	600	1	—	—	—	—	—	—	—	—	1
Stock option issued for services	—	—	106	—	—	—	—	—	—	—	106
Stock option issued for legal settlements	—	—	650	—	—	—	—	—	—	—	650
Stock compensation expense	—	—	—	—	491	—	—	—	—	—	491
Stock options forfeited and unexercised	—	—	151	(2,188)	1,450	—	—	—	—	—	(587)
Net loss	—	—	—	—	—	—	—	—	(71,254)	—	(71,254)

Balance at March 31, 2003	148,661	$149	$427,179	$377	$(63)	$(4,400)	$(1,366)	$—	$(683,896)	$(3)	$(262,023)

The accompanying notes are an integral part of these consolidated financial statements.

MED DIVERSIFIED, INC.

(DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,254)	$(326,820)	$(275,252)
Add loss from discontinued operations	—	3,383	16,435
Minority interest	(55)	(764)	(1,603)
Equity in loss of deconsolidated subsidiary	—	930	—
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
(Gain) Loss on disposal of fixed assets	(41)	3,625	—
Equity (income) loss on joint ventures	(4,717)	(3,009)	519
Impairment charges	41,143	175,093	201,034
Non cash compensation	4,876	18,388	1,431
Non cash financing fees and other non-cash expenses	927	15,706	—
Provision for doubtful accounts	5,847	10,327	6,655
Deferred financing fees	5,896	5,216	—
Depreciation	5,077	3,572	1,971
Amortization of goodwill, other intangibles, and other assets	611	5,514	8,017
Amortization of distribution channel	—	167	2,448
Amortization of deferred financing costs	13	5,645	—
Interest on preferred stock converted to common stock	—	5,836	—
Issuance of shares and warrants for services provided	—	11,067	7,423
Other	(214)	(395)	(754)
Net change in assets and liabilities affecting operations, net of acquisitions:
Accounts receivable	11,650	(4,668)	(7,299)
Inventory	621	79	146
Prepayments and other	2,341	(13,270)	(215)
Related party receivables	—	(304)	—
Accounts payable and accrued liabilities	(23,635)	31,127	6,471
Deferred revenue	(375)	1,250	—

Net Cash Used In Operating Activities	(21,289)	(52,305)	(32,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	—	(14,558)	(1,830)
Capital expenditures	(1,549)	(1,987)	(4,838)
Cash advances from discontinued operations	—	(132)	(2,247)
Investment in software	—	(1,048)	(1,558)
Cash of and advances to deconsolidated subsidiary	—	(1,540)	—
Other investments	—	(2,906)	(4,686)

Net Cash Used In Investing Activities	(1,549)	(22,171)	(15,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,477)	(43,136)	(16,870)
Proceeds from long-term debt	—	118,550	13,142
Repayments of capital lease obligations	(853)	(282)	(428)
Treasury stock purchases	—	(429)	(937)
Proceeds from exercise of stock options and warrants	—	457	651
Distributions received	3,139	2,568	—
Equity financing	—	600	—
Cost of equity financing	—	—	(1,400)
Net proceeds from credit facilities	24,519	2,180	—

Net Cash Provided By (Used in) Financing Activities	25,328	80,508	(5,842)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,490	6,032	(53,574)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	8,093	2,061	55,635

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$10,583	$8,093	$2,061

The accompanying notes are an integral part of these consolidated financial statements.

MED DIVERSIFIED, INC.

(DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1. COMPANY OVERVIEW

Description of Business

        Med Diversified, Inc. (the "Company") is a diversified healthcare company that provides home healthcare and alternate site healthcare, skilled nursing, and pharmacy management and distribution services to more than 126,000 patients in 29 states. All products and services are provided through a national network of Company owned and franchise locations. The Company acquired two providers of home healthcare/alternate care services, Chartwell Diversified Services, Inc. ("Chartwell") in August 2001 and Tender Loving Care Health Care Services, Inc. ("TLCS") in November 2001. The operating results and related assets and liabilities of the acquired businesses have been consolidated into the Company's financial statements from the date of transactions based on accounting principles generally accepted in the United States of America.

Basis of Presentation and Going Concern

        The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy proceedings and circumstances relating thereto, including the Company's leveraged financial structure and cumulative loss from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy proceedings, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the Company's financing agreements and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

        The accompanying consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, pre-petition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which claims may be settled. Under a confirmed final plan or reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

        The Company's recurring operating losses, liquidity issues and the bankruptcy proceeding raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, the ability to comply with the terms of the debtor-in-possession financing arrangement with Sun Capital, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

Bankruptcy Proceedings

        On November 27, 2002 (the "Petition Date"), the Company and five of its domestic, wholly owned subsidiaries, Chartwell, Chartwell Community Services, Inc. ("CCS"), Chartwell Care Givers, Inc. ("CCG"), Resource Pharmacy, Inc. ("Resource")and Trestle Corporation ("Trestle") (collectively, the "Med Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02-88564." The Med Debtors continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, the Company is authorized to operate the Company's business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

        On November 8, 2002, the Company's wholly owned subsidiary, TLCS, along with nineteen of TLCS' subsidiaries (the "TLCS Debtors"; collectively, with the Med Debtors, the "Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York under the Bankruptcy Code. The TLCS reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020." TLCS continues to operate its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, TLCS is authorized to operate its business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. TLCS has not needed to obtain any debtor-in-possession financing.

        The Med Debtors' and TLCS Debtors' bankruptcy proceedings are each being separately administered by the Bankruptcy Court. The TLCS Debtors' operations represented approximately 68% of our consolidated net sales for fiscal 2003.

Debtor-In-Possession Financing

        With regard to the Med Debtors, the Bankruptcy Court, by order dated December 23, 2002, approved a Debtor-In-Possession Master Purchase and Sale Agreement ("DIP Facility") between certain of the Company's subsidiaries in bankruptcy, including Chartwell, CCG, CCS and Resource and Sun Capital Healthcare, Inc. ("Sun Capital"). This secured debtor-in-possession financing arrangement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes. It also provided a source of outside financing in order for the Company to make up potential gaps in the Company's cash flow during the course of the Company's bankruptcy.

        Under the DIP Facility, certain of the Company's subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivables submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. The Company pays at a daily percentage rate of .075% for each day a factored receivable remains uncollected, which is equivalent to an annual percentage rate of 27%. Any non-factored receivables are maintained in a reserve account at Sun Capital and are available as cash disbursements.

        As of March 31, 2003, CCG has sold approximately $8.2 million worth of receivables to Sun Capital and has received advances in the amount of $5.9 million. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in the Company's Consolidated Balance Sheet at March 31, 2003.

Development of a Plan of Reorganization

        The Debtors are developing a plan of reorganization through negotiations with their respective key creditor constituencies. A substantial portion of all pre-petition liabilities are subject to settlement under such a plan of reorganization to be voted upon by the Debtors' creditors, and subject to confirmation by the Bankruptcy Court. No assurance can be given regarding the timing of such a plan, the likelihood that such a plan will be developed, or the terms on which such a plan may be conditioned.

        Although the Debtors expect to file a reorganization plan that provides emergence from Chapter 11 during 2003 or 2004, there can be no assurances that a plan of reorganization will be proposed by the Debtors, or approved by the requisite creditors, or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

        The Med Debtors had the exclusive right to file a plan of reorganization during the 120 days after the Petition Date until March 27, 2003. The Med Debtors have sought and received by order of the Bankruptcy Court, two extensions to this exclusivity period. The Med Debtors now have until July 7, 2003 in which to obtain the required acceptances of the plan. The Bankruptcy Court, for cause, may extend this time period. The Med Debtors intend to file for a further extension, but cannot be assured that it will be granted by the Bankruptcy Court. The TLCS Debtors have filed for two extensions of the exclusivity period and the Bankruptcy Court has approved such extension until August 7, 2003.

        A plan of reorganization is deemed accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan; and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan.

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

        As required by the Bankruptcy Code, the United States Trustee has appointed official committees of unsecured creditors for TLCS, the Company and CCG (the "Official Committees"). The Official Committees, through their legal representatives, have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurances that the Official Committees will support the Debtors' positions in the reorganization cases or the plan of reorganization once proposed. Disagreements among the Debtors and the Official Committees could protract the reorganization cases, negatively impacting the Debtors' ability to operate during their Chapter 11 cases, thus, possibly delaying the Debtors' emergence from Chapter 11.

        On December 22, 2002, TLCS filed, and on January 13, 2003, the Med Debtors filed with the Bankruptcy Court, schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The deadline for filing proofs of claim against the Med Debtors with the Bankruptcy Court was set for April 21, 2003, with limited exceptions for governmental entities. The deadline for filing proofs of claim against the TLCS Debtors with the Bankruptcy Court was set for May 30, 2003, with limited exceptions for governmental entities. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process has commenced, and in light of the number of the Debtors' creditors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

Effects of Chapter 11 on Our Business

        The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company's future may hinder the Company's ongoing business activities and ability to operate, fund and execute the Company's business plan. Such potential negative publicity may impair relations with existing and potential customers, negatively impact the Company's ability to attract and retain key employees, limit the Company's ability to obtain trade credit and impair present and future relationships with vendors and service providers.

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

        Under the system of priorities of claims established by the Bankruptcy Code, unless creditors agree otherwise, pre- and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies, or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. The value of the common stock is highly speculative.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and the following subsidiaries:

Subsidiary	% of Ownership
Chartwell Diversified Services, Inc.	100%
Tender Loving Care Health Care Services, Inc.	99%
Resource Pharmacy, Inc.	100%
VirTx, Inc.	100%
Illumea Corporation	100%
Vidimedix Corporation	100%
American Reimbursement, LLC	99%
Trestle Corporation	100%

        The Company consolidated the operations of PrimeRx in the year ended March 31, 2001 and for the period from April 1, 2001 through July 31, 2001. At July 31, 2001, the Company ceased consolidation of Network as it no longer controlled Network. All significant inter-company balances and transactions have been eliminated.

Bankruptcy Accounting

        Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statement for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

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

Accounts Receivable

        Accounts receivable consists primarily of trade receivables from the provision of home health services, sales of pharmacy prescription drugs and other pharmacy products and services as well as Internet products and services to the Company's customers. The Company reviews its trade receivables for collectibility and provides an allowance for uncollectible balances based upon management's best estimates.

Inventory

        Inventory consists primarily of pharmaceuticals and pharmacy products and is stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

Fair Value of Financial Instruments and Concentration of Sales and Credit Risk

        The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. As a result of the Bankruptcy cases and in accordance with the provisions of SOP 90-7, the Company has classified the majority of its debt and lease obligations as liabilities subject to compromise. As of March 31, 2003, due to the ongoing Bankruptcy cases and the absence of an approved plan of reorganization, the fair value of the Company's debt and lease obligations cannot be reasonably estimated.

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

Intangible Assets

        Intangible assets represent the contractual intangible associated with the joint venture administrative service agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company reviews long-lived assets and all amortizing intangible assets for impairment whenever events or changes in circumstances indicate assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Prior to the adoption of SFAS No. 144, the Company previously assessed the recoverability of intangible assets by determining whether the intangible asset balance can be recovered through undiscounted cash flows of the acquired businesses. The amount of impairment was measured, based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds (See Note 7).

Goodwill

        Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company adopted SFAS No. 141, Business Combinations ("SFAS No. 141") in fiscal 2001 and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), on April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144. Prior to the adoption of SFAS No. 141 and SFAS No. 142, goodwill related to the acquisition of Resource was amortized over 15 years using the straight-line method (See Note 6).

Software Development Costs

        Costs incurred prior to technological feasibility related to the development of software to be licensed have been expensed. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, once the Company concludes that technological feasibility is attained, all subsequent development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software development costs incurred related to software to be used internally as part of a hosting arrangement have been capitalized in accordance with SOP 98-1, Accounting for the Costs of Computer Software Internally Developed or Obtained for Internal Use. During the year ended March 31, 2003, the Company did not incur any software development costs and no costs were capitalized. During the years ended March 31, 2002 and 2001, the Company incurred approximately $4 million and $9.3 million in software development costs, respectively. The Company capitalized approximately $1 million and $2 million of these costs during the years ended March 31, 2002 and 2001, respectively. Such deferred costs along with acquired software costs will be amortized over a three to six year life once the related products are in service or available for sale. The Company amortized $318 thousand, $1.6 million and $67 thousand for the years ended March 31, 2003, 2002 and 2001, respectively. In fiscal 2002, the Company also recorded a loss on impairment of $9.2 million (See Note 7) related to the discontinuation of support and development of the MedPractice and MedCommerce product lines.

Stock-Based Compensation

        As allowed by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. At March 31, 2003, the Company had two stock option incentive plans, which are described more fully in Note 15, Warrants, Stock Options and Other Compensation Arrangements. The Company accounts for awards issued to employees under the plan under the recognition and measurement principles of APB Opinion No. 25 and the related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123:

	Years Ended March 31,
	2003	2002	2001
Net loss, as reported	$(71,254)	$(326,820)	$(275,252)
Add: Pro forma stock-based compensation expense (determined under fair value based method for all awards)	(28)	(334)	(348)

Pro forma net loss	$(71,282)	$(327,154)	$(275,600)

Net loss per share:
Basic and diluted loss per share, as reported	$(0.48)	$(3.26)	$(3.46)

Basic and diluted loss per share, pro forma	$(0.48)	$(3.26)	$(3.46)

Stock options granted to non-employees are accounted with SFAS No. 123 and the Emerging Issues Task Force ("EITF") Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and the related interpretations, which generally requires the value of options to be periodically re-measured and charged to expense as they are earned over the performance period. Compensation related to stock appreciation rights and other variable stock option or award plans should be measured at the end of each period. No stock options were granted subsequent to the Company's Chapter 11 filing.

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

        Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real and personal property, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such lease or contract, but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, we expect that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of claims for damages created by the Debtors' rejection of various executory contracts and unexpired leases. Conversely, we would expect that the assumption, or assumption and assignment, of certain executory contracts and unexpired leases might convert liabilities shown as subject to compromise, into liabilities not subject to compromise.

        In accordance with SOP 90-7 and applicable bankruptcy law, the Company has discontinued accruing interest relating to unsecured debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Contractual interest for the period ended March 31, 2003 was $34 million, which is $6 million in excess of interest included in the accompanying financial statements.

Revenue Recognition

        Revenue is recognized as services are rendered or products are delivered. Substantially all of the Company's revenue is billed to third-party payors, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded and billed net of contractual allowances and related discounts. Insurance companies and managed care revenues are recorded at the time of revenue recognition net of related or pre-negotiated discounts. In the event of a non-contracted payor, price will be negotiated on a case-by-case basis and revenue recorded net of the agreed upon discount. In the case of Medicare and Medicaid, contractual allowances are recorded at the time of revenue recognition based upon the allowable recoverable amount pursuant to the underlying federal and state regulations for such governmental programs.

        Revenue from the Medicare and Medicaid programs accounted for approximately 82.2% and 68.3% of the Company's consolidated net revenue for the years ended March 31, 2003 and 2002, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the Company is in substantial compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

        From time to time, the Company negotiates settlements with its third-party payors in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payor contracts. Furthermore, management is aware of certain claims, disputes or unresolved matters with third-party payors arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        A portion of the Company's service revenues are derived under a form of franchising pursuant to a license agreement, under which independent companies or contractors represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses, therapists and home health aides to service the Company's clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel, who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

        Management fees, which are collected from entities managed by the Company, are either a fixed fee or are based on a percentage of the entities' operating results. Management fees were immaterial for all periods presented in the consolidated statements of income.

        The Company's software products and services are provided based upon purchase orders and written contractual agreements. Software sales are recognized upon acceptance by the customer. Sales for services are recorded upon performance.

Provision for Estimated Uncollectible Accounts

        Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the provision for estimated uncollectible accounts. Additionally, the Company establishes supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payor financial distress and payor bankruptcy filings. The provision for estimated uncollectible accounts is periodically adjusted to reflect current collection, write-off and other trends. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the Company has adequate provisions for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past. The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and maximize integration efficiencies related to reimbursement site consolidations and information system changes.

Income Taxes

        The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Loss Per Share

        Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, ("SFAS No. 128"), for all periods presented. In accordance with SFAS No. 128, basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive. Options and warrants to purchase approximately 63.8 million, 55.6 million and 13.4 million shares of common stock were outstanding for the years ended March 31, 2003, 2002 and 2001, respectively, and have therefore been excluded from the computations of diluted weighted average shares outstanding.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to interest expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss will be recognized on settlement. The provisions of SFAS No. 143 will be effective for the Company's fiscal year beginning April 1, 2003. Management does not believe the provisions of SFAS No. 143 will have a material effect on our financial statements.

        In May of 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). The statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, gains and losses from extinguishment of debt will be classified as extraordinary items only if they are determined to be unusual and infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions of SFAS No. 145 will be effective for the Company's fiscal year beginning April 1, 2003. The Company will apply the provisions of this statement for all debt extinguishments going forward.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The Company has applied the provisions of this statement to restructuring activities for the effective date. As a result of adopting the provisions of this standard, certain lease termination and other restructuring costs that otherwise would have been accrued in the fourth quarter of 2003 will be recorded in the first quarter of 2004 at the point that the liability is incurred under the new guidance.

        In November 2002, the FASB Emerging Issues Task Force ("EITF") released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing and evaluating the scope of EITF 00-21, but management currently believes that the Company's multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

        In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS No. 148") which provides transition guidance for a voluntary change to the fair value method of accounting (from the intrinsic value method) for stock option awards. The Statement also amends the disclosure requirements of SFAS No. 123. The disclosure requirements apply to annual as well as interim disclosures, and are applicable whether APB Opinion No. 25 or SFAS No. 123 is used to account for stock-based awards. The Company will continue to apply the provisions of APB Opinion No. 25 (intrinsic value) in accounting for stock-based awards.

        In January 2003, the FASB issued FASB Interpretation 46. Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities—a new term. Under current practice, two enterprises generally have been included in consolidated financial statements because one entity controls the other. FIN 46 defines "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable entities created after January 31, 2003. It applies in the first fiscal year or interim periods beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the entity must disclose information about those entities in all financial statements issued after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Management is currently evaluating the effect that the adoption of FIN 46 has on the Company's results of operations and financial condition.

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE

        "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of related-party and long-term debt, certain accounts payable and accrued liabilities, represent management's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 filings.

        Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real and personal property, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such lease or contract, but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, we expect that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of claims for damages created by the Debtors' rejection of various executory contracts and unexpired leases. Conversely, we would expect that the assumption, or assumption and assignment, of certain executory contracts and unexpired leases might convert liabilities shown as subject to compromise, into liabilities not subject to compromise.

        Under bankruptcy law, actions by creditors to collect indebtedness the Company owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. The Company has received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases or other events.

        Pursuant to an order of the Court, the Company mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was April 21, 2003 for the Med Debtors and May 30, 2003 for the TLCS Debtors. For the Med Debtors, an estimated 647 claims were filed as of June 20, 2003 out of an estimated 10,276 notices sent to constituents. For the TLCS Debtors, an estimated 1,102 claims were filed as of May 30, 2003 out of an estimated 22,088 notices sent to constituents. Amounts that the Company has recorded are in many instances different from amounts filed by the Company's creditors. Differences between amounts scheduled by the Company and claims by creditors are being investigated and resolved in connection with the Company's claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization.

        The following table summarizes the components of liabilities subject to compromise in the Company's Consolidated Balance Sheets as of March 31, 2003 (in thousands):

Long Term Debt
Borrowings under credit facility	$122,989
Notes payable related to acquisitions	2,892
Term notes	28,679
Debentures	57,300
Debentures held by related party	12,500
Other notes payable	16,893

Total Debt	$241,253
Due to government agencies	50,230
Related party liability	2,337
Lease obligations	10,189
Accounts payable and vendor obligations	17,503
Accrued salaries and related benefit costs	16,347
Accrued interest	4,609
Other accrued expenses	15,276

Total Liabilities	$116,491

Total Debt and Liabilities Subject to Compromise	$357,744

        Approximately $296.2 million in liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 petitions had not been filed. Filing a petition generally causes the payment of unsecured or undersecured liabilities to be prohibited before the plan is confirmed. The Chapter 11 reorganization ending in confirmation of a plan typically takes more than one year or one operating cycle, if longer. Therefore, the Company has classified all debt and liabilities subject to compromise as long term.

        In accordance with SOP 90-7, the Company has discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Contractual interest for the fiscal year ended March 31, 2003 was $34 million, which is $6 million in excess of interest included in the accompanying financial statements.

DIVESTURE

        The Bankruptcy Code provides a mechanism by which the Debtors may abandon property if it is no longer beneficial to the estates and its retention serves no purpose in effectuating the goals of the Bankruptcy Code. Abandonment constitutes a court-authorized divestiture of all of the Debtors' interests in the property. Abandonment gives rise to potential claims against the Debtors.

        Due to the uncertain nature of many of the potential rejection and abandonment related claims, management is unable to project the magnitude of such claims with any degree of certainty at this time.

NOTE 4. REORGANIZATION ITEMS, NET

        Reorganization items represent the net amounts the Company has incurred as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statements of Operations. The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly and adversely affect the results of operations.

        Reorganization items included in the Company's Consolidated Statement of Operation for the fiscal year 2003 consist of the following (in thousands):

Professional Services	$3,039
Unamortized market premium on term notes—net	(720)
Other reorganization costs	241
United States Trustee filing fees	94
Unamortized deferred financing fees	25
Loss and disposal of facility	20

$2,699

NOTE 5. RELATIONSHIP WITH NATIONAL CENTURY FINANCIAL ENTERPRISES, INC. ("NCFE")

        The following describes the various aspects of the relationship between NCFE and the Company.

        Stock Ownership.    NCFE is partially owned, directly or indirectly, by four individuals, who, in turn, own, directly or indirectly in the aggregate approximately thirty three percent (33%) of the outstanding shares of the Company's common stock as of March 31, 2003. Donald Ayers, a director of NCFE, is one of the Company's directors.

        Acquisition of Chartwell.    On August 6, 2001, the Company acquired Chartwell. Donald H. Ayers, a member of the Company's board of directors, was an indirect shareholder of Chartwell. Under the plan of merger, the Chartwell shareholders received 500 thousand shares of a newly created convertible preferred stock of the Company (the "Preferred Stock"). The Chartwell shareholders also received warrants (the "Chartwell Warrants") to purchase up to 20 million shares of the Company's common stock exercisable over five years with a limit of 4 million shares per year at a strike price $4.00 per share. Each share of Preferred Stock was automatically converted into 100 shares of the Company's common stock, when, on December 27, 2001, the Company's shareholders approved the issuance of the 70 million shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Chartwell Warrants.

        Financing.    The Company had contracted with NCFE to provide financing for current operations through various sales and subservicing agreements. These agreements provided for funding from National Premier Financial Services, Inc., and other subsidiaries of NCFE. Under the terms of the sales and subservicing agreements, the Company continued to bill customers, collect receipts and process the related accounts receivable. In October 2002, NCFE began to suffer financial difficulties and never resumed funding after this point, resulting in a breach of their obligation under the various financing agreements.

        Under the sales and subservicing agreements, the Company was charged financing costs ranging from prime plus three percent (3%) to 12.9% on outstanding funding balances. These agreements provided for funding to specified aggregate limits. Accounts receivable had to meet certain qualitative and quantitative criteria and the Company had to remain in compliance with the terms of the agreements. At March 31, 2003 and 2002, the unpaid balances were approximately $123 million (included in liabilities subject to compromise in the consolidated balance sheet) and $106.1 million (included in related party debt in the consolidated balance sheet), respectively.

        At March 31, 2003 the Company has three unsecured notes payable totaling $28.7 million with a subsidiary of NCFE. The notes are payable in sixty monthly installments ranging from $116 thousand to $314 thousand starting in October 2001. Interest accrues from the date of the note. Interest ranges from 9% to 12.98% per annum and is included in the monthly payments. The notes mature in September 2006. During the fiscal year ended 2003, the Company exercised its right to offset accrued interest in the amount of $4.7 million against amounts advanced or paid on behalf of the NCFE and related affiliates in accordance with the note provisions. On October 28, 2002, the Company's subsidiaries, Chartwell, CCS, CCG and TLCS, entered into an Assumption and Release Agreement with a subsidiary of NCFE. NCFE had previously assumed the notes payable to HMA by certain subsidiaries of Chartwell. The Company assigned these obligations among its subsidiaries in satisfaction of certain inter-company obligations. TLCS disputes the effectiveness of this agreement. Claims filed by or against the Debtors relating to these notes will be subject to the jurisdiction of the Bankruptcy Court where the Debtors' cases were filed.

        On June 28, 2002, the Company amended the original $4 million Promissory Note and Stock Agreement dated December 5, 2001 with NCFE, to extend the due date to June 30, 2003. The principal amount of the promissory note has been increased to $4.4 million to include accrued interest from the inception of the note through June 28, 2002. The amended promissory note carries an interest rate of 14% per annum with interest payments beginning in August 2002. As of March 31, 2003, no interest or principal payments have been made. The Company during fiscal 2003 has accrued interest expense related to this note through the date of the Bankruptcy filing in the amount of $254 thousand.

        On June 28, 2002, the Company entered into two promissory notes with NCFE, each in the amount of $2.5 million. The promissory notes carry an interest rate of 8.5% per annum with interest payments beginning in July 2002. Principal is due and payable upon the occurrence of the sale of Company assets with proceeds in excess of $5 million or a public offering of stock by any of the subsidiaries of the Company or July 28, 2003, whichever is earlier. On August 1, 2002, one of the promissory notes was amended to increase the principal amount to $3 million. As of March 31, 2003, no interest or principal payments have been made. The Company, during fiscal 2003 has accrued interest expense related to these notes through the date of the Bankruptcy filing in the amount of $197 thousand.

        At March 31, 2003, the Company also has a $2.3 million promissory note payable to NCFE, which bears interest at the rate of 10% per annum. The entire principal amount of the note together with all accrued interest, as amended was due on December 31, 2002. Additionally, the Company has various term notes and advances which carry an annual interest rate of 8% to 14% with NCFE totaling $2 million. The Company during fiscal 2003 has accrued interest expense related to these obligations in the amount of $290 thousand through the date of the Bankruptcy filing.

        Strategic Agreements.    The Company entered into agreements with NCFE to provide the Company's services and software solutions and to have exclusive marketing access to all of NCFE's clients for the provision of the Company's technology products. In February 2000, NCFE entered into a Preferred Provider Agreement with the Company that resulted in recording intangible assets of approximately $104 million consisting of $36.1 million in distribution channel and $67.5 million in deferred contract. The agreement included the development of a joint portal from which various products and services of both companies could be marketed. Under the original agreement with NCFE, the Company was to generate revenues from the portal from both a flat fee for every doctor that signed up to transact business with NCFE through the portal and through receiving a percentage of the receivables under NCFE management from clients transacting over the portal. Because of a change in market conditions causing a lack of consumer interest in these products the Company delayed final development on the portal for NCFE. Accordingly, the Company wrote-off the deferred contract asset of $67.5 million and wrote-down the value of the distribution channel by $31.1 million during the fourth quarter of 2001. In fiscal 2002, the Company reserved the remaining unamortized deferred contract asset balance of $2.3 million.

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

        During the following nine months from July 1, 2000 to March 31, 2001, the Company recorded revenue of approximately $3.4 million from NCFE and its affiliates for project management, infrastructure development, e-business implementation and other consulting and software services.

        Chartwell also entered into a management services agreement with HMA beginning August 1, 2000 to provide certain management services for certain operating assets of the related party while negotiating the acquisition of those assets. In November 2002, the Company terminated the remaining management service agreement with HMA.

        Legal Proceedings.    In November 2002, the Company, along with Chartwell. filed a lawsuit against two principals of NCFE, Lance K. Poulsen ("L. Poulsen") and Hal Pote ("Pote"), two legal designees of NCFE, NPF VI, Inc. ("NPF VI"), NPF XII, Inc. ("NPF XII") and two banking organizations, Bank One NA, Trustee ("Bank One"), and JP Morgan Chase & Co. ("JP Morgan") (Med Diversified, Inc.; Chartwell Diversified Services, Inc.; and OrthoRehab, Inc. v. Lance K. Poulsen; Hal Pote; NPF VI, Inc.; NPF XII, Inc.; Bank One NA, Trustee and JP Morgan Chase & Co., Trustee, U.S. District Court District of Massachusetts, Civil Action No. 02-12214 NG). The Company contended that L. Poulsen and Pote made false representations to us about NCFE's ability to fund the Company, as well as NCFE's financial condition. In reliance, the Company entered into contractual relationships for financing with NCFE and its affiliates. The Company believes that NCFE's liquidity problems and the nature of the misconduct which NCFE engaged, was known for some time prior to NCFE's breach of the Sales and Subservicing Agreements by certain of its principals and independent board members. Had the Company known, it would not have continued these financing arrangements and would have searched for alternate financing. Because of NCFE's eventual financing difficulties, the Company was harmed as a result. The Company also contends that at the time Poulsen and Pote assured the Company that NCFE would provide funding to the Company, they were conspiring to conceal from the true status of NCFE's business and financial condition.

        Further, the Company contends that L. Poulsen and Pote demanded that NPF VI and NPF XII withhold funding, completely depriving the Company of all necessary monies from which to operate the business. The Company also believes that Bank One and JP Morgan caused NPF VI and NPF XII to withhold funds, which were guaranteed under contractual agreements. The Company also contends that NPF VI and NPF XII breached their contracts with Chartwell in refusing to honor their funding commitments.

        The Company seeks monetary damages to be proven at trial. With NCFE in bankruptcy, actions against it are subject to an automatic stay. The Company has filed a suit in the Bankruptcy Court, as described below.

        On May 30, 2003, the Company, along with Chartwell, CCG, CCS and Resource, filed a lawsuit against NCFE and five legal designees of NCFE in the Bankruptcy Court (Med Diversified, Inc.; Chartwell Diversified Services, Inc.; Chartwell Care Givers, Inc.; Chartwell Community Services, Inc.; and Resource Pharmacy, Inc. v. National Century Financial Enterprises Inc.; National Premier Financial Services, Inc.; NPF, VI, Inc.; NPF X, Inc.; NPF XII, Inc.; NPF Capital, Inc., United States Bankruptcy Court for the Eastern District of New York, Adversary Proceeding No. 1-03-01320). The

Company contends that the Defendants engaged in a course of conduct, whereby they fraudulently promised attractive returns to investors. The Company believes that the Defendants diverted investments and concealed the scheme by fraudulently manipulating the use of new investments. The Company believes that the Defendants used the Company as an instrumentality to further this fraudulent conduct, harming the Company's estates. The Company also brings causes of action under theories of unjust enrichment and fraud.

        There are certain claims filed by NCFE and its affiliates against the Company arising from transfers of funds from the Defendants to the Company, including the Defendants' purported secured and unsecured loans, purchases of receivables and other advances. The Company seeks to recharacterize these claims as equity interests, and to the extent that such claims are recharacterized as equity interests, the Company seeks to subordinate those interests to those of the other equity holders. Further, the Company seeks the turnover of overfunded reserves and accrued subservicing fees by certain of the Defendants and recovery for breach of certain sales and subservicing agreements between the Defendants and the Company. The Company also seeks recovery for the Defendants' breach of commitments in connection with a bond initiative sponsored by PIBL, as well as breach of the preferred provider agreement, entered into between NCFE and the Company in February 2000. The Company also seeks recovery of fraudulent transfers.

NOTE 6. BUSINESS COMBINATIONS AND JOINT VENTURES

ACQUISITIONS AND JOINT VENTURES FOR THE FISCAL YEAR ENDED MARCH 31, 2002

Acquisitions

TLCS

        On October 19, 2001, the Company signed a definitive merger agreement to acquire TLCS, a publicly traded company, headquartered in Lake Success, New York. This agreement superceded an earlier agreement between the parties dated August 28, 2001. Under the merger agreement, the Company made an all cash tender offer, wherein TLCS shareholders received $1.00 per share for TLCS' common stock. The tender offer commenced October 30, 2001 and expired November 27, 2001. At the end of the tender offer, approximately 10.4 million shares or approximately 87.8% of the outstanding shares of TLCS were tendered. Under the merger agreement, on December 12, 2001 the Company exercised its option to acquire from TLCS an additional 2.8 million shares of its common stock at an exercise price of $1.00 per share. These shares, when added to the shares previously acquired, gave the Company 13.2 million or approximately 90.17%, of the total outstanding shares of TLCS.

        The Company finalized the legal merger with TLCS and a wholly owned subsidiary of the Company's on February 14, 2002. In connection with the merger, the Company acquired and cancelled a total of 14.5 million or 99.3% of the outstanding TLCS shares. TLCS' stock is no longer registered and is no longer publicly traded. The acquisition of TLCS was accounted for under the provisions of

SFAS No. 141, Business Combinations ("SFAS No. 141"). The Company acquired the stock of TLCS for aggregate consideration of approximately $156 million, which consists of the following (in thousands):

Purchase of 14,619,653 shares (99.3%) at $1.00 per share	$14,620
Transaction costs	2,929
Vested options and warrants	2,609

Adjusted purchase price	20,158
Add: Net liabilities assumed in acquisition	135,800

Goodwill and other intangibles	$155,958

        Refer to Note 7(b), Asset Impairment Write-offs, which outlines the impairment of TLCS goodwill subsequent to acquisition.

        A condensed summary of the net liabilities acquired in the TLCS acquisition is as follows:

Current assets	$46,906
Non current assets	16,854

Goodwill and other intangibles	63,760
Current liabilities	146,126
Non current liabilities	53,434

Net liabilities assumed in acquisition	$135,800

Chartwell

        On August 6, 2001, the Company acquired Chartwell. Donald Ayers, a member of the Company's board of directors, was an indirect shareholder of Chartwell. Under the plan of merger, the Chartwell shareholders received 500 thousand shares of a newly created redeemable preferred stock of the Company ("Preferred Stock"). The Chartwell shareholders also received warrants (the "Chartwell Warrants") to purchase up to 20 million shares of the Company's common stock exercisable over 5 years with a limit of 4 million per year at a strike price $4.00 per share. Each share of Preferred Stock was automatically converted into 100 shares of the Company's common stock, when, on December 27, 2001, the Company's shareholders approved the issuance of the 70 million shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Chartwell Warrants.

        The Company accounted for the Chartwell acquisition under the provisions of SFAS No. 141. Accordingly, Chartwell's assets and liabilities were recorded at their initial estimated fair market value, less certain adjustments, as of the date of the Chartwell acquisition. The following table summarizes the acquisition of the Chartwell (in thousands):

Redeemable preferred stock	$67,825
Warrants	1,001
Acquisition costs	678

Adjusted purchase price	69,504
Add: Net liabilities assumed at acquisition	16,434

Goodwill and other intangibles	$85,938

        See Note 7a regarding the fiscal 2003 impairment charge on goodwill resulting from the Chartwell acquisition.

American Reimbursement, LLC ("American Reimbursement")

        On March 27, 2002, the Company formed a new subsidiary, American Reimbursement. American Reimbursement was formed to purchase and hold certain accounts receivable from various entities. Pursuant to certain agreements by and between American Reimbursement and the Company, at the discretion of the Company, those accounts receivable could be pledged or otherwise made available for the benefit of PIBL as necessary to fulfill the Company's obligations to PIBL pursuant to certain debentures issued by the Company to certain holders where Private Investment Bank, Ltd. ("PIBL") was the agent. In August 2002, PIBL, as agent for the debenture holders, had accepted these accounts receivable as part of the collateral securing amended and restated debentures.

        On March 29, 2002, American Reimbursement entered into five separate Receivables Purchase Agreements to purchase, upon collection of cash, a total of approximately $100 million of medical accounts receivables. The Company also entered into five separate Continuing Guaranties with each of the accounts receivables sellers pursuant to which the Company agreed to guarantee American Reimbursement's purchase obligations under the Receivable Purchase Agreements. As set forth in the Security Agreement entered into by and between the Company and American Reimbursement, dated as of March 29, 2002, and the Assumption and Indemnification Agreement entered into by and between the Company and American Reimbursement, dated as of March 29, 2002, the Company entered into such Continuing Guaranties in exchange for American Reimbursement's agreement to assume and indemnify the Company against obligations the Company may have to PIBL or its affiliates under the Debentures or otherwise. American Reimbursement's indemnification obligations under the Assumption and Indemnification Agreement expired effective on June 26, 2002. PIBL was not a party to these above-mentioned agreements. However, as noted above, PIBL agreed to accept the medical accounts receivables held by American Reimbursement as part of the collateral securing the amended debentures.

Pro Forma Information

        The following unaudited pro forma information summarizes the effect of each of the aforementioned acquisitions, excluding American Reimbursement, as if the acquisitions had occurred as of April 1, 2001. This pro forma information is presented for informational purposes only. It is based on historical information and does not purport to represent the actual results that may have occurred had the Company consummated the acquisitions on April 1, 2001, nor is it necessarily indicative of future results of operations of the combined enterprises (unaudited, in thousands, except for per share data):

	For the Years Ended March 31,
	2002	2001
Pro forma net sales	$408,114	$393,918
Pro forma costs and expenses	$753,777	$657,400
Pro forma amortization of goodwill	$23,673	$23,482
Pro forma net loss from continuing operations	$(421,339)	$(316,015)
Pro forma net loss from continuing operations per share	$(2.88)	$(2.35)

JOINT VENTURES

        As a result of the Chartwell merger the Company currently has investments in eight joint ventures (the "NCOE's") with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services, and durable medical equipment to home care patients. One NCOE partnership had not performed as originally anticipated, and in September 2002, the location ceased operations. The Company's ownership in the joint ventures includes: one with 80% interest which is consolidated, one with 45% interest and six with 50% interest accounted for on the equity basis of accounting. In addition, the Company provides various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years.

        A condensed balance sheet at March 31, 2003 and 2002, and a condensed statement of operations of the joint ventures accounted for on the equity method for the year ended March 31, 2003 and the post-acquisition period eight months ended March 31, 2002 are as follows:

CONDENSED COMBINED BALANCE SHEET
(unaudited, in thousands)

	March 31,
	2003	2002
Current Assets	$26,670	$22,677
Non current assets	5,871	5,313

	$32,541	$27,990

Current liabilities	$8,564	$6,051
Non current liabilities	529	429

	9,093	6,480
Members equity:
Company	11,824	10,246
Other members	11,624	11,264

	$32,541	$27,990

CONDENSED COMBINED STATEMENT OF OPERATIONS
(unaudited, in thousands)

	March 31,
	2003	2002
Revenues	$75,023	$46,990
Expenses	64,770	40,534

	10,253	6,456
Net income allocated to other members	5,536	3,447

Net income	$4,717	$3,009

ACQUISITIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2001

        On May 5, 2000, the Company consummated the agreement dated April 18, 2000 with Illumea to acquire Illumea in exchange for approximately $10.6 million in stock and cash. Illumea developed and marketed Internet-based remote inspection and image sharing solutions in the medical and life sciences industries. FiberPix (now known as "MedMicroscopy"), Illumea's core application, enabled multiple simultaneous users to view and interact with a microscope's high fidelity images in real time over the Internet. This acquisition was accounted for as a purchase. As a result of this acquisition the Company recorded approximately $10.2 million in goodwill. During fiscal 2002 and 2001, the Company has recorded an asset impairment write-down of approximately $3.4 and $5 million, respectively.

        On June 6, 2000, the Company consummated an agreement to acquire Vidimedix for approximately $6.2 million in debt and liabilities. Vidimedix provided network medicine solutions that enabled physicians to deliver remote examination and diagnosis, allowing for secure, private and collaborative interactions and treatment to patients using advanced Internet and Web technologies. This acquisition was accounted for as a purchase. In November, 2000 the Company entered into an agreement with eight of the fourteen prior Vidimedix shareholders to issue approximately $3.4 million in shares of our common stock to satisfy the earn out provisions in the purchase agreement. The entire amount of goodwill amounting to $3.7 million arising from this transaction has been impaired and written off during fiscal year ending March 31, 2002.

        On June 16, 2000, the Company acquired Resource for approximately $1.5 million in cash and $1 million in common stock (113 thousand shares). In addition the Company committed to issue additional common stock with a value of $500 thousand as an earn out payment based on Resource achieving pre-determined earning targets over the next fiscal year. Resource provides pharmaceutical and infusion services to long-term care, assisted living and residential care facilities throughout Nevada. Services offered by Resource include consulting, training, billing, supplies management and facility systems development. This acquisition was accounted for as a purchase.

        The following table details the allocation of the purchase price of these acquisitions (in thousands):

	Illumea	Vidimedix	Resource
Purchase price	$10,506	$8,287	$2,804
Less: Assets acquired less liabilities assumed	(335)	2,561	150

Goodwill recorded at acquisition	10,171	10,848	2,954
Amortization of goodwill	(1,963)	(1,762)	(347)
Asset impairment	(8,208)	(7,987)	—
Expiration of warrants	—	(1,099)	—

Goodwill at March 31, 2003 after adjustment for impairment and amortization	$—	$—	$2,607

OTHER BUSINESS AGREEMENTS

PrimeRx.com ("PrimeRx")

        Effective April 12, 2000, the Company acquired a 29% interest in PrimeRx and entered into a 30-year management agreement and a preferred provider agreement with PrimeRx. PrimeRx offers a variety of managed care pharmacy services, with its customer including physician offices and clinics, independent physician associations, physician practice management organizations, managed care health plans, nursing homes, correctional facilities, and community health centers. The agreement gave full control over PrimeRx operations to the Company. Accordingly, the Company has consolidated the operations of PrimeRx for the year ended March 31, 2001.

NOTE 7. GOODWILL AND ASSET IMPAIRMENT WRITE-OFFS

        During the years ended March 31, 2003, 2002 and 2001, the Company incurred asset impairment charges as follows:

	2003	2002	2001
Chartwell(a)	$41,143	$—	$—
TLCS(b)	—	155,958	—
MedPractice and MedCommerce(c)	—	9,169	—
Distance Medicine(d)	—	7,166	34,834
Quantum Digital Solutions(e)	—	2,800	27,000
NCFE
Deferred Contract(f)	—	—	67,500
Distribution channel(f)	—	—	31,100
PrimeRx(g)	—	—	40,600

	$41,143	$175,093	$201,034

(a)   Chartwell

        Certain wholly owned operations of Chartwell, acquired in August 2001, did not perform as expected in fiscal 2003. The Company's enterprise value was also adversely impacted during the year due to unfavorable conditions and trends prevalent in the public equity markets. These factors combined with testing under the provisions of SFAS No. 142, which require that the implied fair value of goodwill, determined in a hypothetical purchase price allocation, be compared to the carrying value of such goodwill resulted in an impairment charge of $40.8 million recorded in the fourth quarter of fiscal 2003.

        In addition, the operations of one NCOE partnership, acquired in the Chartwell merger, has not performed as originally anticipated. As a result, the decision was reached to cease operations of the non-performing location. In June 2002, the Company recorded an asset impairment charge of $349 thousand to write-off the unamortized balance of the contractual intangible for this location.

(b)   TLCS

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

(c)   MedPractice and MedCommerce software development costs

        The Company has experienced lower than anticipated revenue growth in relation to the development of MedPractice and MedCommerce Software. Based upon deficient revenue coupled with lack of capital infusion and the Company's strategic decision to allocate its resources into profitable product lines, the Company decided to abandon these projects. The Company recorded an impairment loss of $9.2 million during the fiscal year ended March 31, 2002 for the write-down of software development costs related to the MedPractice and MedCommerce product.

(d)   Distance Medicine Division

        During the last quarter of the year ended March 31, 2000 and the first quarter of the year ended March 31, 2001, the Company acquired three companies in the distance medicine field that were newly developed or in the final development stages. These companies were VirTx (acquired in February 2001), Illumea (acquired in May 2000) and Vidimedix (acquired in June 2000). The products developed in these businesses had either been recently released or were anticipated to be released by the end of our fiscal year 2001 or the beginning of our first quarter of fiscal year 2002. Subsequent to December 2000, our ability to allocate funds for continued development and marketing of the products and businesses became more difficult because of the Company's cash flow problems and the Company's anticipated financing plans in the last quarter of fiscal 2001 did not come to fruition. As a result, during fiscal year 2001 the Company has reflected a total asset impairment charge reducing goodwill by $34.8 million on these acquisitions, consisting of $26 million write-off of VirTx goodwill, $5 million write-off of Illumea goodwill and $3.8 million write-off of Vidimedix goodwill. During the fiscal year 2002, the Company recorded an impairment loss of $7.2 million on the unamortized balance of goodwill related to these companies.

(e)   Investment In and Technology License of Quantum Digital Solutions Corporation ("Quantum")

        At the end of fiscal year 2000, the Company acquired an option to purchase 15% of Quantum, a company that had security encryption and data scrambling technology. In addition, the Company entered into a 10-year license with Quantum to incorporate Quantum's security technology into the Company's application services. As of March 31, 2001, the expected product had not been completed. As a result of this delay and the sudden decrease in market valuations of technology companies, management revised its analysis on the value of the Quantum investment. As a result, during the fourth quarter of fiscal year 2001, the Company recorded an asset impairment charge of $27 million.

        As a result of continued delays in the progress of the Quantum product's marketability, the Company's reduced commitment to product development and the decrease in market valuations of technology companies, management revised its analysis of its investment in Quantum. During the fiscal year ended March 31, 2002, the Company recorded an impairment loss of $2.8 million for the write-down of the recorded license.

(f)    NCFE Deferred Contract and Distribution Channel

        In the year ended March 31, 2000, the Company entered into a preferred provider agreement with NCFE that resulted in recording intangible assets of approximately $104 million consisting of $36.1 million in distribution channel and $67.5 million in deferred contract. The agreement included the development of a joint portal from which various products and services of both companies could be marketed. Because of problems encountered (See Note 5, Relationship With NCFE), the Company delayed final development on the portal for NCFE. Accordingly, the Company wrote-off the deferred contract asset of $67.5 million and wrote-down the value of the distribution channel by $31.1 million during the fiscal year ended March 31, 2001.

(g)   PrimeRx

        The operations of PrimeRx did not perform as originally anticipated. As a result, the Company changed the existing management of PrimeRx and engaged TegRx, a pharmacy management company, to manage and evaluate the operations of PrimeRx. Based on the decision to close additional pharmacies, new projections were prepared. Based on discounted net cash flows, the Company wrote off the remaining goodwill on PrimeRx of $40.6 million.

NOTE 8. PROPERTY AND EQUIPMENT

        Property and equipment at March 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Land and building	$3	$11
Leasehold improvements	647	792
Computer equipment	14,456	14,428
Office equipment, furniture and fixtures	3,222	2,908
Medical rental equipment	2,768	3,038
Automobiles	535	374

	21,631	21,551
Less accumulated depreciation	(7,692)	(3,361)

Property and equipment, net	$13,939	$18,190

        Depreciation expense for the years ended March 31, 2003, 2002 and 2001 amounted to $5.1 million, $3.6 million and $2.0 million, respectively.

9. GOODWILL AND OTHER LONG LIVED ASSETS

Goodwill

        In June 2001, the FASB issued SFAS No. 142, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that goodwill and other intangible assets with indefinite useful lives be reviewed for impairment at least annually. Under SFAS No. 142, intangible assets with finite lives continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 142 on April 1, 2002

        The following table presents the changes in the carrying amount of goodwill (in thousands):

	Years ended March 31,
	2003	2002
Balances at beginning of year (net)	$61,260	$11,404
Goodwill recorded from acquisitions	—	214,655
Amortization expense	—	(1,675)
Charges for impairment of goodwill and other	(40,712)	(163,124)

Balance at the end of year (net)	$20,548	$61,260

        As of March 31, 2003 the net carrying value of goodwill totaled $20.5 million. No amortization expense has been recorded during fiscal 2003 as a result of the Company's adoption of SFS No. 142. Prior to the adoption of SFAS No. 142, goodwill amortized for the years ended March 31, 2002 and March 2001 amounted to $1.7 million and $8 million, respectively. The following information summarizes the effect of excluding goodwill amortization expense retroactive for the years ended March 31, 2002 and 2001 (in thousands, except per share amounts):

	2002	2001
Reported net loss from continuing operations	$(323,437)	$(258,817)
Add back: goodwill amortization	1,675	8,017

Adjusted net loss from continuing operations	(321,762)	(250,800)
Basic and diluted loss per share:
Reported net loss per share from continuing operations	$(3.23)	$(3.25)
Goodwill amortization	0.02	0.10

Adjusted net loss per share from continuing operations	$(3.21)	$(3.15)

Other Intangible Assets

        In August 2001, the FASB issued SFAS No. 144, which requires that long-lived asset to be disposed by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Under these rules, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in April 1, 2002. The adoption of SFAS No. 144 has no impact on operations for the year ended March 31, 2003.

        The components of intangible assets other than goodwill are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Amortized intangible assets:
Administrative service agreements	$7,950	$8,299	$(4,008)	$(3,206)

Total amortized intangible assets	7,950	8,299	(4,008)	(3,206)
Unamortized identifiable intangible assets:	28,100	28,100	—	—

Total identifiable intangible assets	$36,050	$36,399	$(4,008)	$(3,206)

        Unamortized intangible assets consist of contracts the Company maintains with regional, national and governmental healthcare providers.

        Amortization expense related to intangible assets for the years ended March 2003 and 2002 amounted to $802 thousand and $3,810 million, respectively. The annual amortization that is expected to be recorded in subsequent years is as follows (in thousands):

Year ending March 31,
2004	$792
2005	792
2006	792
2007	792
2008	774
Thereafter	—

TOTAL	$3,942

NOTE 10. FINANCING ARRANGEMENTS

        Indebtedness at March 31, 2003 and 2002 consists of the following, (in thousands):

	2003	2002
Borrowings under credit facility(a)	$122,989	$106,111
Notes payable related to acquisitions(b)	2,892	3,325
Term Notes(c)	28,679	28,679
Debentures(d)	57,300	70,000
Debentures held by related party(e)	12,500	—
Other notes payable(f)	16,893	12,077
DIP facility(g)	—	—

Total	241,253	220,192
Less: debt obligations subject to compromise	(241,253)	—
Less: current scheduled maturities	—	(121,571)

	—	98,621
Market premium on term notes	—	846

Long-term portion of debt	$—	$99,467

        Due to the failure to make scheduled payments and the commencement of the Chapter 11 proceedings, the Company is in default of substantially all of its pre-petition debt and other long-term obligations. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. These debt obligations at March 31, 2003 are classified as liabilities subject to compromise in the accompanying Consolidated Balance Sheets in accordance with SOP 90-7.

Pre-Petition Debt

        As of March 31, 2003 the Company's credit and debt agreements subject to compromise include:

  (a)
  The Company, up until October 2002, had financed its operations through an accounts receivable purchase program with National Premier Financial Services, Inc., and other subsidiaries of NCFE. In October 2002, NCFE began to suffer financial difficulties and never resumed funding after this point, resulting in a breach of their obligations under the various sales and subservicing agreements. As of March 31, 2003, NCFE and its affiliates own approximately 33% of our common stock. The Company had been charged financing costs ranging from prime plus three percent (3%) to 12.9% on the outstanding funding balance. The financing agreement provided for the financial institution to finance receivables up to a specified aggregate limits so long as the receivables met certain qualitative and quantitative criteria and the Company was in terms of the agreement. At March 31, 2003, the unpaid balance was approximately $123 million. During the fiscal years ended March 31, 2003 and 2002 financing costs under these agreements amounted to $8.9 million and $6.3 million, respectively.

  (b)
  At March 31, 2003 the Company has an aggregate outstanding balance of notes payable related to acquisitions of $2.9 million. The notes payable bear annual interest from 6.25% to 10% and have maturity dates through September 2010.

  (c)
  At March 31, 2003 the Company has three unsecured notes payable totaling $28.7 million with a subsidiary of NCFE. The notes are payable in sixty monthly installments ranging from $116 thousand to $314 thousand starting in October 2001. Interest accrues from the date of the note. Interest ranges from 9% to 12.98% per annum and is included in the monthly payments. The notes mature in September 2006. During the fiscal year ended 2003, the Company has exercised its right to offset accrued interest in the amount of $4.7 million against amounts advanced or paid on behalf of the NCFE and related affiliates in accordance with the note provisions. On October 28, 2002, the Company's subsidiaries, Chartwell, CCS, CCG and TLCS, entered into an Assumption and Release Agreement with a subsidiary of NCFE. NCFE had previously assumed the notes payable to HMA by certain subsidiaries if Chartwell. The Company assigned these obligations among its subsidiaries in satisfaction of certain inter-company obligations. TLCS disputes the effectiveness of this agreement. Claims filed by or against the Debtors relating to these notes will be subject to the jurisdiction of the Bankruptcy Court where the Debtors' cases were filed.

  (d)
  On August 18, 2001, the Company executed a Securities Purchase Agreement as well as a Debenture and Equity Agreement with SFSL, both for up to $83 million financing and $54 million in debenture financing, respectively. In August 2002, in conjunction with the Company's $70 million debenture refinancing, these agreements were terminated.

    Apart from and in addition to, the foregoing SFSL agreements, the Company entered into a series of ten (10) Short Form Convertible Debentures, dated September 5, 2001 (some of which were amended as of September 10, 2001), with SFSL or its affiliate, Sangate Enterprises, Inc. On October 1, 2001, a total of $40 million was funded and 13.2 million shares of our Common Stock were pledged and were issuable in satisfaction of these debentures. The funds were raised principally to fund the planned acquisition of TLCS. On December 31, 2001, these debentures were paid off and the pledged shares were released. SFSL received a cash commission of $2.4 million and 1 million shares of our common stock for services rendered in this transaction.

CONVERTIBLE DEBENTURES AND DEBENTURES ISSUED TO PIBL OR ITS AFFILIATES

    In December 2001, the Company entered into a series of five short form convertible debentures with PIBL. The short form debentures provided for an aggregate of up to $85.0 million in financing as summarized below:

Debenture No.	Amount	Shares of our Common Stock Subject to Pledge and Issuance
1	$25,000,000	8,250,000
2	$15,000,000	4,950,000
3	$5,000,000 up to $20,000,000	—
4	$12,500,000	—
5	$12,500,000	—

    Each of the debentures provided for the following terms: (a) a stated interest rate of seven percent (7%) per annum, payable at maturity, (b) a maturity date of June 28, 2002 (refinanced August 2002, See Note 3, Subsequent Events Financing Arrangements) and (c) collateral in the form of our U.S. Government Medical gross accounts receivable in the amount of approximately one hundred forty percent (140%) of the total amount funded.

    Debentures 1 and 2 provided that such debentures were convertible at the option of PIBL at any time after January 1, 2002 by PIBL or its designee, for the number of shares of the Company's common stock pledged as collateral under each debenture. The Company could have pre-paid these obligations in full without penalty at any time prior to maturity or conversion. Debentures 3, 4 and 5 could have been pre-paid prior to maturity, without penalty, upon giving PIBL written notice 14 days in advance of payment, but in any case not before March 31, 2002. This financing replaced and superceded the Company's September 5, 2001 financing arrangement with SFSL.

    On December 31, 2001, debentures 1 and 2 were funded for a total of $40 million and accordingly, the above-referenced shares in the aggregate amount of 13.2 million shares were pledged to PIBL as collateral for the repayment of debentures 1 and 2 and were issuable at the discretion of PIBL in satisfaction of these debentures. In connection with the funding of debentures 1 and 2, the Company entered into a Commission Agreement with SFSL pursuant to which, as consideration for arranging the financing, the Company provided SFSL with a commission of $680,000 and 2 million shares of the Company's common stock. The proceeds of debentures 1 and 2 were used to retire certain of the Company's outstanding debentures with SFSL with a maturity date of December 20, 2001.

    On December 28, 2001, debentures 3, 4 and 5 were funded for a total of $30 million. In connection with funding of debentures 3, 4 and 5, the Company entered into a Commission Agreement pursuant to which, as consideration for arranging for the financing, the Company provided SFSL with a commission of $2.7 million, 3 million shares of the Company's common stock and a warrant to purchase an additional 2 million shares of the Company's common stock at a purchase price of $4.20 per share. Additionally, 10 million shares of the Company's common stock were pledged to SFSL as collateral for the January 4, 2002 funding with SFSL. SFSL has the unilateral right to purchase bondholder position for the conversion rights of the 10 million shares at $3.00 per share.

    On August 14, 2002, the Company refinanced $70 million of debentures with PIBL. To secure the extension, the Company paid $12.5 million to reduce the principal balance with additional principal reduction payments over the term as follows: $100 thousand per month through July 2003, $400 thousand per month through January 2004 and $600 thousand per month through May 2004, $25 million on July 31, 2003 and the balance of $26.5 million due on June 28, 2004. Interest at a rate of 7% per annum was to be paid quarterly. The Company also paid $2.5 million in accrued interest due as of June 28, 2002, in conjunction with the refinancing. At March 31, 2003 the Company had an outstanding balance of $57.3 million.

    In December 2001, the Company entered into a bond financing agreement with SFSL with respect to the issuance of bonds over the next 12 months with a minimum commitment of $300 million to a maximum of $1 billion. The bonds were to be secured against the Company's gross revenue accounts receivable (as defined in the bond financing agreement). The bonds had a stated interest rate of seven percent (7%) per annum and a maturity date of three years (3) from date of issue. Other terms and conditions pertaining to the sale of these bonds included the following: (a) the collateral had to equal at least one hundred fifty percent (150%) of all outstanding bonds; and (b) the collateral could not be less than fifty percent (50%) government obligations and not less than ninety percent (90%) government and private insurance company receivables. Additional conditions included that the Company satisfy its outstanding accounts receivable financing obligations to NCFE and retain Magliochetti, the Company's current Chairman and Chief Executive Officer. With respect to satisfaction of the Company's obligations to NCFE, the Company could only access the bond financing if its debt to NCFE was paid in full or if a settlement was reached with NCFE to release all claims and obligations between the Company and NCFE. Currently, the Company's outstanding debt to NCFE and subsidiaries totals approximately $114.6 million. If the Company's current chairman and chief executive officer were to leave for any reason, the bonds were to be immediately callable. The Company had the right to extend the maturity date for an additional two (2) years with a one half percent (.5%) increase in the interest rate. In connection with this agreement, the Company agreed to provide SFSL with a cash commission of 5.5% of the amount of any bond financing the Company receives. As of March 31, 2002, the Company had not issued any bonds nor pledged any of its receivables under this arrangement. In August 2002, in conjunction with the Company's $70 million debenture refinancing, this bond financing agreement was terminated.

  (e)
  In August 2002, $12.5 million was funded by TegCo, an entity which is majority owned by the Company's Chief Executive Officer to secure the extension and refinance of the $70 million of debentures with PIBL. The TegCo debenture is subordinate to the PIBL debentures and is due on June 29, 2004. The debenture carries an interest rate of 7% per annum. The Company during fiscal 2003 has accrued interest expense related to the debenture through the date of the Bankruptcy filing in the amount of $255 thousand.

  (f)
  As of March 31, 2003, the Company had other notes payable and advance obligations totaling $16.9 million as follows:

    On June 28, 2002, the Company amended the original $4 million Promissory Note and Stock Agreement dated December 5, 2001 with NCFE, to extend the due date to June 30, 2003. The principal amount of the promissory note has been increased to $4.4 million to include accrued interest from the inception of the note through June 28, 2002. The amended promissory note carries an interest rate of 14% per annum with interest payments beginning in August 2002. As of March 31, 2003, no interest or principal payments have been made. The Company during fiscal 2003 has accrued interest expense related to this note through the date of the Bankruptcy filing in the amount of $254 thousand.

    On June 28, 2002, the Company entered into two promissory notes with NCFE, each in the amount of $2.5 million. The promissory notes carry an interest rate of 8.5% per annum with interest payments beginning in July 2002. Principal is due and payable upon the occurrence of the sale of Company assets with proceeds in excess of $5 million or a public offering of stock by any of the subsidiaries of the Company or July 28, 2003, whichever is earlier. On August 1, 2002, one of the promissory notes was amended to increase the principal amount to $3 million. As of March 31, 2003, no interest or principal payments have been made. The Company during fiscal 2003 has accrued interest expense related to these notes through the date of the Bankruptcy filing in the amount $197 thousand.

    At March 31, 2003, the Company also has a $2.3 million promissory note payable to NCFE, which bears interest at the rate of 10% per annum. The entire principal amount of the note together with all accrued interest, as amended was due on December 31, 2002. Additionally, the Company has various term notes and advances which carry an annual interest rate of 8% to 14% with NCFE totaling $2 million. The Company during fiscal 2003 has accrued interest expense related to these obligations in the amount of $290 thousand through the date of the Bankruptcy filing.

    At March 31, 2003, the Company has an outstanding balance on various miscellaneous term notes totaling $2.2 million. These notes carry interest rates ranging from 8% to 13% and have an expiration date ranging from 2003 through 2005.

    On October 4, 2002, the Company entered into an unsecured note payable with OrthoRehab, Inc. in the amount of $500 thousand. The Company's Chief Executive Officer is a board member of OrthoRehab, Inc. The unsecured note carries an interest rate of libor plus two percent (2%). Principle and interest is due and payable on October 4, 2003. As of March 31, 2003, the unpaid balance on the note totaled $453 thousand.

  (g)
  Debtor-In Possession Financing ("DIP")

    The Company finances certain operations through an accounts receivable DIP Facility with Sun Capital.

    The term of the agreement shall be automatically extended from year to year on the terms and conditions set forth in the Agreement unless (i) Sun Capital shall, not less than thirty (30) days prior to the expiration of the initial one year offer period or any subsequent one year offer period, give to the Company notice of Sun Capital's intention not to so extend or (ii) the Company shall, in accordance with the terms of the agreement, give to Sun Capital notice of the Company's intention to terminate the Agreement. The Agreement will continue until the later of (i) the collection of all accounts sold or (ii) the payment of any repurchase prices and all other amounts due under the Master Purchase and Sale Agreement.

    Upon acceptance and receipt of purchased receivables, Sun Capital advances up to 80% of the aggregate net collectible amount subject to the purchase right to maintain a reserve to cover, among other things, returns, allowances, deductions and disputes.

    The Company is charged a financing charge of .075% per day on purchased accounts where 0-150 days have elapsed between the weekly closing date and the date of collection and 18% per annum on accounts where greater than 150 days have elapsed from the weekly closing date and date of collection. For the year ended March 31, 2003, the Company has incurred $246 thousand in financing fees under this arrangement.

    Under the terms of the agreement, the Company continues to bill customers, collect receipts and process related accounts receivable.

    As of March 31, 2003, CCG has sold approximately $8.2 million worth of receivables to Sun Capital and has received advances in the amount of $5.9 million. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in the Company's Consolidated Balance Sheet at March 31, 2003.

NOTE 11. LEASE COMMITMENTS

        At March 31, 2003, the Company had capital lease agreements for computers and other equipment through December 2004. The Company's capital lease obligations include the remaining term of a six-year lease agreement in the amount of $3.7 million, which requires average monthly installments of $239 thousand through October 2003, $183 thousand per month through October 2004 and $142 thousand thereafter. The net aggregate carrying value of the assets under capital leases was approximately $6.9 million and 9.5 million at March 31, 2003 and 2002, respectively, and such amounts are included in Fixed Assets.

        As of March 31, 2003, the Company had operating lease obligations for office space in 19 states and the District of Columbia, expiring at various dates through 2007. Rent expense reflected in the Company's statement of operations totaled $7.9 million, $4.5 million, and $2.3 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

        Future minimum lease payments is as follows (in thousands):

Year Ending March 31:	Operating leases	Capital leases (net of interest)
2004	$6,246	$1,923
2005	5,007	1,717
2006	2,652	340
2007	940	20
2008	303	1
Thereafter	21	—

Total	$15,169	$4,001

        Under the Bankruptcy Code, the Company has the ability to reject executory contracts and unexpired real estate leases and operating leases. Lease rejections that have been approved by the Bankruptcy Court are not reflected in the above table.

        The Company's obligations under capital leases are subject to adjustment under applicable law. The Company's obligation thereunder is deemed to be a secured claim only to the extent of the value of the underlying collateral; any excess is treated as a general unsecured claim, subject to adjustment under the Company's plan of reorganization. Moreover, the lessor's secured claim representing the value of the underlying claim is subject to restructuring under the plan of reorganization.

NOTE 12. DISCONTINUED OPERATIONS

        The results of discontinued operations presented in the accompanying consolidated financial statements relate to the operations of the Company's wholly owned subsidiary, e-Net, which was located in the United Kingdom. On June 15, 2001, e-Net voluntarily filed for receivership.

        The net sales, expenses, net assets and net liabilities of e-Net have been included in the Company's consolidated financial statements under discontinued operations, since these operations represented 100% of the Company's product business segment and contributed less than 1% to any other business segment. The condensed financial information included herein provides the components comprising the results from discontinued operations (in thousands):

	For the Years Ended March 31,
	2003	2002	2001
Net sales	$—	$3,005	$37,857
Total costs and expenses	—	6,357	54,122

Operating loss from discontinued operations	—	(3,352)	(16,265)
Interest and taxes	—	31	170

Net loss from discontinued operations	$—	$(3,383)	$(16,435)

        The following is a condensed balance sheet for e-Net (in thousands):

	March 31,
	2003	2002
Total Assets	$2,314	$2,314

Total Liabilities	11,222	11,222

Stockholders' equity	(8,908)	(8,908)

Total Liabilities and stockholders' deficit	$2,314	$2,314

NOTE 13. RELATED PARTY TRANSACTIONS

        In addition to items described elsewhere in the accompanying consolidated financial statements, the following summarizes the Company's transactions with related parties.

        On October 4, 2002, the Company entered into an unsecured note payable with OrthoRehab, Inc. in the amount of $500 thousand. The Company's Chief Executive Officer is a board member of OrthoRehab, Inc. The unsecured note carries an interest rate of libor plus two percent (2%). Principle and interest is due and payable on October 4, 2003. At March 31, 2003, the unpaid balance on the note approximated $453 thousand.

        On March 29, 2002, the Company organized a new, 99%-owned subsidiary, American Reimbursement, for the purpose of acquiring and servicing a designated pool of medical accounts receivable. This newly created subsidiary agreed to purchase more than $100 million of receivables from five sellers and issued promissory notes to the sellers that obligate it to pay the sellers under the notes, only if and to the extent that collections, net of servicing and collection expenses, and bad debt reserves, are realized from the purchased receivables. The promissory notes will each mature three years from their respective date of issuance with an effective interest rate of libor. The Company agreed to guarantee American Reimbursement's purchase obligations to the sellers in exchange for American Reimbursement's agreement to indemnify the Company against any obligations it may have under $70 million of subordinated debentures issued in 2001 by the Company to PIBL that were due on June 28, 2002.

        Pursuant to a security agreement, dated March 29, 2002, American Reimbursement granted the Company a perfected security interest in all of its assets, which consist of the purchased and contributed accounts receivable. The subsidiary's obligations to the sellers of the accounts receivable under the purchase money notes are subordinated and junior in right to its indemnification obligation to the Company with respect to the debentures. American Reimbursement's indemnification obligation to the Company expired on June 26, 2002. PIBL is not a party to these above-mentioned agreements.

        On March 6, 2001, prior to the merger with Chartwell, the Company entered into a Management Services (Loan Out) Agreement with TegRx. TegRx is majority owned by our Chairman and Chief Executive Officer. Under the agreement, TegRx was to have been paid a management fee of the greater of $200 thousand per month or 40% of earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") of the PrimeRx and Resource for the previous month. During the fiscal year ended March 31, 2002, the Company incurred $1.9 million in expense under this agreement. The Company has since restructured this arrangement with TegRx. Pursuant to an approval of the members of the Company's board of directors that did not have ownership interest in TegRx, the Company was obligated to pay TegRx $50 thousand per month for the next 4 years. Additionally, the Company was obligated to issue options to purchase 3 million shares of the Company's common stock to TegRx, with a strike price of ten cents ($0.10). TegRx could have exercised such options subsequent to their grant at any time during the next 10 years.

        TegCo is a wholly owned subsidiary of TegRx. Effective June 28, 2002, TegCo purchased $12.5 million worth of convertible subordinated debentures from PIBL in connection with the refinancing of the $70 million worth of convertible subordinated debentures that had been outstanding to PIBL from the Company as of that time (See Note 10, Financing Arrangements). The debentures held by TegCo are subordinated to the Company's obligations to PIBL, and the debentures still held by PIBL after the refinancing is due on June 29, 2004.

        Prior to the Company's acquisition of Chartwell in August 2001 and through December 2001, Chartwell Management Company, Inc. ("CMC"), a wholly owned subsidiary of Chartwell, provided unsecured lines of credit totaling $250 thousand, in the amounts of $183 thousand for ZestStar Healthcare, LLC ("ZestStar"), $50 thousand for Custom Compounding Centers of Western PA, LLC ("CCC") and $17 thousand to Horizon Quest ("HQ"). In addition, CMC paid $128 thousand and $122 thousand ($250,000 in total) for the right of first refusal to acquire interests in ZestStar and CCC, respectively. HQ is a marketing management business of which Kim Jacobs ("Jacobs"), CMC's President, owned 65% and Magliochetti, the Company's Chairman and Chief Executive Officer, owned 35% through January 13, 2002. As of January 14, 2002, Jacobs owned 100% of HQ. ZestStar is a pharmacy compounding business, of which Magliochetti, the Company's Chairman and Chief Executive Officer, owns 16.5%, and Jacobs, President of CMC, owns 30.6%. CCC, is a pharmacy compounding business, of which Magliochetti, the Company's Chairman and Chief Executive Officer, owns 12%, and Jacobs, President of CMC, owns 48%. Prior to September 2001, Jacobs also served as Chief Operating Officer of Chartwell. The investments in ZestStar and CCC have been determined to be impaired and, accordingly, $473 thousand was written off as of March 31, 2002.

        On December 24, 2001, the Company entered into a Consulting and Advisory Agreement with Wilson Associates, G.P. ("Wilson"). Mitchell Stein is a founder of Wilson and formerly a significant shareholder of the Company. The Company agreed to issue 1.9 million shares of the Company common stock in consideration for general business consulting services rendered by Wilson (such shares have not been issued). In connection with this transaction, Wilson was an "accredited investor" and executed a standard investment representation letter. Wilson was provided with full disclosure regarding the Company. The appropriate restrictive legends were placed on all certificates and stop transfer orders were issued to the transfer agent. The Company relied on Section 4(2) of the Securities Act.

        During June 2001, the Company issued 1 million shares to Quantum to satisfy its existing and future obligations through March 31, 2002 for capital contributions related to its joint venture.

NOTE 14. STOCKHOLDERS' EQUITY

        During fiscal 2002, upon approval by the Company's shareholders, the Company's Articles of Incorporation were amended to increase the authorized shares to 400 million shares of $.001 par value common stock and authorized the issuance of 5 million shares of convertible preferred stock. Also, during the year ended March 31, 2002, the Company issued 500 thousand shares of $.001 par value convertible preferred stock. The preferred stock was converted to 50 million shares of the Company's common stock on December 27, 2001. No preferred shares were outstanding at March 31, 2003 or 2002.

        On August 12, 2000, the Company's board of directors approved the repurchase in the open market of up to 2 million shares of common stock over an eighteen-month period. During the fiscal year ended March 31, 2002, 273 thousand shares were acquired for approximately $429 thousand and during the fiscal year ended March 31, 2001, 187 thousand shares were acquired for approximately $937 thousand. No subsequent repurchases have been made and none are currently contemplated.

NOTE 15. WARRANTS, STOCK OPTIONS AND OTHER COMPENSATION ARRANGEMENTS

Warrants

        The Company has estimated the fair value of the warrants issued based on the Black-Scholes model, which includes the warrant exercise price, the market price of shares on grant date, the weighted average information for risk free interest, expected life of warrant, expected volatility of the Company's stock and expected dividends.

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

        Information relating to warrants in March 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Beginning balance	50,299	9,831	4,968
Granted	5,000	43,599	5,374
Exercised	—	—	(175)
Cancelled/Expired	—	(3,131)	(336)

Outstanding	55,299	50,299	9,831

        On February 14, 2001, the bankruptcy court presiding over Sanga International, Inc.'s ("Sanga") bankruptcy proceeding ordered the Company to issue a warrant to Sanga, as a result of the final decree in Sanga's bankruptcy case. Per the decree, a warrant to purchase 2 million shares of the Company's common stock at an exercise price of $1.60 was issued. The value of the warrant has been determined using the Black-Scholes method and $1.6 million was reflected in equity and legal expense in the March 31, 2001 consolidated financial statements.

        On February 20, 2001, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with Hoskin. In connection with this Agreement, the Company issued to Hoskin a stock purchase warrant to purchase 626 thousand shares of our common stock with an exercise price of $1.9959 per share. This warrant expires February 20, 2006. In addition, the Company issued to Cappello Capital Corp. ("Cappello"), the Company's financial advisor on this transaction, a stock purchase warrant to purchase 3.l million shares of the Company's common stock at an exercise price per share equal to 150% of the lesser of either $1.5967 per share or such lower purchase price as Hoskin subsequently purchases the shares of our common stock pursuant to any draw down under the equity line. The warrant to Cappello expires on February 20, 2011. The Company recorded the issuance of these securities as a prepayment of equity financing fees and charged it directly to additional paid-in-capital. Because the securities are fully vested, and no further performance requirements by Hoskin or Cappello, these securities were valued based on the Black-Scholes model at the time of grant date in accordance with EITF 96-18. The Company has abandoned the Common Stock Purchase Agreement and Registration Rights Agreement transaction during fiscal 2002 due to numerous differences between the Company, Hoskin and Cappello. In March 2002, the Company settled its disputes with Cappello. Under the Cappello settlement the Cappello warrant to purchase 3.1 million shares was cancelled and the Company issued to Cappello 1.3 million shares of the Company's common stock and a warrant to purchase 1.5 million shares of common stock at $1.50 per share.

        On June 13, 2001, the Company issued to TSI Technologies, LLC a warrant to purchase 4.8 million shares of Company common stock at an exercise price of $2.30 per share. The issuance of this warrant was in consideration for Company stock previously contributed by TSI on the Company's behalf. The warrant value of $2.7 million was determined based on the Black-Scholes method using the market price of the Company's shares on June 13, 2001. The warrant value is recorded as an increase to equity and an increase to operating expense in the year ended March 31, 2001.

        On June 28, 2001, the Company entered into a securities purchase agreement with SDAM and issued a warrant allowing SDAM to purchase 1.5 million shares of Company common stock at an exercise price of $2.50 per share. The issuance of this warrant was in consideration for the financing contemplated under the agreement. The Company also entered into an agreement on June 28, 2001 with Branari, Inc. ("Branari"), a related party of SDAM, and issued a warrant allowing Branari to purchase 1.5 million shares of its common stock at an exercise price of $2.50 per share. The issuance of this warrant was in consideration for the financing contemplated under the agreement. The SDAM and Branari financing agreements were amended in their entirety on July 16, 2001 when the Company executed an agreement with SDAM. The warrants provided for in the June 28, 2001 agreements for both Branari and SDAM were not amended and they were carried over with the amended agreement. The value of $1.3 million for each of these warrants was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant value was recorded as an increase to equity and an increase to operating expense during the year ended March 31, 2002.

        On July 31, 2001, the Company issued a warrant to purchase 1 million shares of its common stock to MPP Holdings, LLC ("MPP"), an affiliate of Manatt, Phelps and Phillips, LLP, which formerly acted as the Company's corporate counsel. The exercise price of the warrant was $0.80 per share. The issuance of this warrant was in consideration for the credit risk MPP had taken on amounts owed to it for services provided to the Company up through June 30, 2001 as well as the value of its service for the Company over several months. The warrant value of $934 thousand was determined based on the Black-Scholes method using the market price of the Company's shares on June 30, 2001. The warrant value was recorded as an increase to equity and an increase to operating expense during the year ended March 31, 2002.

        On August 6, 2001, in conjunction with the Chartwell merger, the Chartwell shareholders received warrants to purchase 20 million shares of the Company's common stock, at $4.00 per share, exercisable over five years with a limit of 4 million shares per year. The warrants were valued at approximately $1 million, based on the Black-Scholes method, and recorded as part of the total acquisition cost of Chartwell.

        On October 6, 2001, we entered into a Termination and Consulting Agreement with John Andrews, our former Chief Executive Officer, pursuant to which we agreed to issue warrants to purchase 5 million shares of our common stock at $0.01 per share to be issued to him in accordance with the exercise timetable set forth in the agreement and upon the achievement of certain goals as specified in the agreement. The agreement to issue the warrants was entered into as consideration for the termination of Andrews' previous employment agreement and for future consulting services. In July of 2002, we amended the Termination and Consulting Agreement to revise the warrant exercise timetable and increase the exercise price of the warrants to $0.07 per share. We granted the revised warrants to Andrews on July 1, 2002. These warrants were valued at approximately $670 thousand, based on the Black-Scholes method, and were recorded as non-cash compensation in the year ended March 31, 2002. We relied on Section 4(2) of the Securities Act.

        On October 18, 2001, in connection with employment contracts with three of TLCS' executive officers, Stephen Savitsky, David Savitsky and Dale Clift, the Company issued warrants to purchase 10.8 million shares of our common stock at $0.50 per share. These warrants are valued at approximately $10.3 million, based on the Black-Scholes method, and were recorded as non-cash compensation.

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

2000 Nonqualified Stock Option and Stock Bonus Plan

        In March 2000, the Company's board of directors approved the establishment of the 2000 Nonqualified Stock Option and Stock Bonus Plan (the "2000 Plan"). The Company's board of directors believes that the 2000 Plan encourages employees, officers, directors, and consultants to acquire an equity interest in the Company and provides additional incentives and awards recognizing their contribution to the Company's success and to encourage these persons to continue to promote the best interest of the Company.

        The 2000 Plan allows the Company's board of directors to grant stock options or issue stock bonuses to the Company's employees, officers, directors, and consultants. Options granted under the 2000 Plan will not qualify under Section 422 of the Internal Revenue Code of 1986 as an incentive stock option. As a result, there was no stockholder approval required to make the 2000 Plan effective.

        The 2000 Plan also provides that the Company's board of directors, or a committee designated by the board of directors, may issue restricted stock pursuant to restricted stock right agreements containing such terms and conditions as the Company's board of directors deems appropriate.

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

        During the year ended March 31, 2003 and 2002, 4.2 million and 6.4 million shares, respectively, were issued under this plan. Non-cash compensation expense of $8 million is included in operating expenses for fiscal year 2002.

        Information relating to all stock options during 2003, 2002 and 2001 is as follows (in thousands, except for option price per share average):

	Options Outstanding
	Options Available For Grant	Number of Shares	Option Price Per Share Average
BALANCE AT MARCH 31, 2000	8,022	747	$2.76

Granted	(3,760)	3,760	$4.79
Exercised	82	(82)	$1.71
Forfeited	832	(832)	$7.32

BALANCE AT MARCH 31, 2001	5,176	3,593	$4.80

1999/2000 amendments	22,500	—	$—
Granted	(10,065)	10,065	$0.30
Exercised	5,740	(5,740)	$0.08
Forfeited	2,630	(2,630)	$3.49

BALANCE AT MARCH 31, 2002	25,981	5,288	$3.24

Granted	(7,839)	7,839	$0.16
Exercised	600	(600)	$—
Forfeited	4,034	(4,034)	$1.26

BALANCE AT MARCH 31, 2003	22,776	8,493	$0.43

        The following table summarizes information concerning outstanding and exercisable options at March 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
	(in thousands)			(in thousands)
$0.00 - $0.72	7,720	8.78	$0.15	4,346	$0.09
$1.00 - $1.55	538	8.30	$1.36	158	$1.38
$5.69 - $9.31	235	7.00	$7.60	163	$7.66

	8,493	8.21	$0.43	4,667	$0.39

        SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of income or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, and elect the disclosure-only alternative under SFAS No. 123.

        The Company has computed the pro forma disclosures required under SFAS No. 123 for its stock compensation plan for employees during the years ended March 31, 2003, 2002 and 2001 using the Black-Scholes option pricing model under the fair value method as prescribed by SFAS No. 123. The assumptions used for the years ended March 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected volatility	262%	100%	100%
Weighted average risk-free interest rates	3.96%	4.88%	5.55%
Expected option lives (years)	8.21	8.29	8.7
Weighted average fair value of options granted during the period	$0.01	$0.90	$0.49

        The pro forma results are presented in Note 2 of these Consolidated Financial Statements.

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

Employment Agreements

        During the year ended March 31, 2000, the Company entered into an employment agreement with John Andrews ("Andrews"), the Company's former Chief Executive Officer, for an initial term of three years beginning January 15, 1999. The agreement, which was amended in January 2000, provided for a base salary, bonus and other benefits. The agreement also provided for a $2.5 million payment to Andrews in the event of a "change in control" of the Company, as defined in the agreement. As part of the amendment, Andrews waived his rights to shares previously earned for his first year of employment under the original agreement in exchange for a $500 thousand bonus. The amended agreement provided that Andrews will earn 5 thousand stock options for shares of the Company's common stock, at no cost to him, for each month of employment and additional options to purchase shares if the Company met defined sales or net income targets. The price of the options earned based on meeting targets was determined by Andrews at the grant date. For the fiscal years ended March 31, 2001 and 2000, the Company expensed approximately $285 thousand and $699 thousand, respectively, under this agreement for stock compensation. (See above discussion regarding Andrews' Termination and Consulting Agreement, executed on October 6, 2001).

NOTE 16. INCOME TAXES

        There are no income taxes from continuing operations for the years ended March 31, 2003, 2002 and 2001. The components of the Company's net deferred tax asset at March 31, 2002 and 2001 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss	$72,515	$60,475
Other assets	11	2,218
Bad debt reserves	8,580	13,001
Accrued expenses	11,219	10,145

	92,325	85,839
Deferred tax liabilities:
Internally developed software and other	(80)	(200)

Total gross deferred tax liabilities	(80)	(200)

Net deferred tax asset	92,245	85,639
Less: valuation allowance	(92,245)	(85,639)

Net deferred tax asset	$—	$—

        A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate of 35% is as follows:

	2003	2002	2001
Federal income tax at statutory rate	$(24,939)	$(114,384)	$(93,210)
State income tax, net of federal benefit	(4,168)	(19,119)	(16,284)
Change in valuation allowance	6,605	53,895	26,471
Impairment of assets	14,400	61,770	78,312
Goodwill and intangible amortization	281	1,824	4,442
Non cash compensation, fees and finance charges	7,720	16,291	265
Restricted stock	—	(159)	(135)
Other, net	101	(118)	139

	$—	$—	$—

        As of March 31, 2003, the Company had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $207 million, which are available to offset future taxable income and expire in varying amounts in the years 2004 through 2023. The NOL may be increased/decreased at the time the Company files federal and state income tax returns for the period ended March 31, 2002. The Company has been delayed in filing federal and state corporate income tax returns for the period ended March 31, 2002. The NOL balance includes approximately $45 million generated by certain predecessor companies prior to the formation of the Company, which may be subject to an annual utilization limitation per Section 382 of the Internal Revenue Code.

        If the bankruptcy results in a change of ownership of the Company as defined in Section 382 of the Internal Revenue Code, future utilization of the federal and state operating loss carryovers will be limited. Further, net operating losses may be reduced if the Company generates "Discharge of Indebtedness" as defined in Section 108 of the Internal Revenue Code. If a qualified debt is discharged while the Company has sought the protection of bankruptcy (Chapter 11), the Company may be required to reduce net operating losses as well as other tax attributes by the respective discharged amount.

        A valuation allowance has been established to completely offset the carrying value of the net deferred tax assets relating to operations as of March 31, 2003 and 2002 due to the uncertainty surrounding the realization of the tax asset.

NOTE 17. SEGMENT INFORMATION

        The Company derives its net sales from three operating segments: (1) home healthcare services comprised of nursing and attendant care services in the home; (2) pharmacy services comprised of pharmaceutical management and distribution services; and (3) Internet-based transaction and information services comprised of our distance medicine and medical e-Business products.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements.

        The Company's financial information by business segment is summarized as follows (in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. In addition, "Other" includes $2.3 million (See Note 12, Discontinued Operations) in assets from discontinued operations (in thousands):

	Home Health	Pharmacy	Distance Medicine	Other	Total
Fiscal Year Ended March 31, 2003:
Net Sales	$311,044	$53,114	$5,375	$—	$369,533
Operating (loss) Income Before Depreciation & Amortization	1,639	(26,984)	(2,627)	(12,161)	(40,133)
Depreciation & Amortization	3,908	1,016	39	954	5,917
Operating (Loss)	(2,269)	(28,000)	(2,666)	(13,115)	(46,050)
Capital Expenditures	564	823	108	54	1,549
Total Assets March 31, 2003	$81,149	$49,801	$1,682	$5,627	$138,259
Fiscal Year Ended March 31, 2002:
Net Sales	$131,836	$70,698	$4,838	$—	$207,372
Operating Loss Before Depreciation and Amortization	(172,302)	(3,731)	(29,497)	(80,353)	(285,883)
Depreciation and Amortization	1,829	889	2,411	4,124	9,253
Operating (Loss)	(174,131)	(4,620)	(31,908)	(84,477)	(295,136)
Total Assets at March 31, 2002	67,130	32,291	1,485	111,934	212,840
Capital Expenditures	689	544	97	657	1,987
Fiscal Year Ended March 31, 2001:
Net Sales	$—	$78,410	$9,587	$—	$87,997
Operating (Loss) Before Depreciation and Amortization	—	(51,647)	(152,732)	(44,915)	(249,294)
Depreciation and Amortization	—	870	867	8,251	9,988
Operating (Loss)	—	(52,517)	(153,599)	(53,166)	(259,282)
Total Assets at March 31, 2001	—	13,890	36,303	14,863	65,056
Capital Expenditures	—	1,580	2,288	970	4,838

        In fiscal 2003 and fiscal 2002 the Company did not have a customer that generated greater than 5 percent of net sales. During fiscal 2001, the Company's U.S. operations, excluding pharmacy services, which represent 89.1 percent of total sales, had two customers whose sales, on an individual basis, represented over 5 percent of U.S. operations' net sales for an aggregate of 85.8 percent. These two customers represented 9.7 percent of the Company's total sales. One customer, NCFE, a related party, represented 7.9 percent of the Company's total sales.

NOTE 18. CONTINGENCIES AND LEGAL MATTERS

        As discussed in greater detail in Item 1 above, on the Petition Date, the Company and five of its domestic, wholly owned subsidiaries, Chartwell, CCS, CCG, Resource and Trestle, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02-88564." On November 8, 2002, TLCS along with nineteen of TLCS' subsidiaries filed voluntary petitions in the Bankruptcy Court under the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020." All of the entities continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court, while a plan of reorganization is formulated. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business.

        In connection with the Company's filing for bankruptcy protection, all of the litigation noted below, if it was not settled prior to the filing for bankruptcy, has been automatically stayed under bankruptcy law, meaning, where the Company is a defendant, that no adverse party may take any action in the context of such litigation unless such party obtains relief from the automatic stay. Where the Company is the plaintiff, the Company may pursue such litigation at its option. Except as described below, none of such pending litigation, in management's opinion, could have a material adverse impact on the Company's consolidated financial condition, results of operations or businesses.

        The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of the Company's business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company and certain related parties have been and continue to be involved in litigation regarding certain of the Company's acquisitions and strategic relationships, material and non-material. Where the Company is a party to such material litigation, a description of such litigation is set forth below.

Ashe Wahba

        On April 17, 2002, Ashe Wahba ("Wahba") filed a demand for arbitration with the American Arbitration Association ("AAA") against the Company (AAA No. 11 160 01346 2). Prior to his termination in April 2002, Wahba served as Chartwell's President of International Business. Wahba alleges that the Company breached the severance and signing compensation provisions of his Executive Employment Agreement (the "Employment Agreement"), dated August 18, 2001. The Employment Agreement called for arbitration for disagreements arising out of or relating to the Employment Agreement. Wahba seeks an award of salary compensation, compensation for stock options, attorneys' fees and administrative costs. Though the Company has taken part in settlement discussions with Wahba, no settlement has been reached. The Company continues to disagree with Wahba's interpretation of the Employment Agreement.

        Due to the Company's filing for bankruptcy protection, this matter was subject to the automatic stay under the Bankruptcy Code. However, on February 4, 2003, Wahba filed a motion with the Bankruptcy Court to modify the stay and allow the arbitration to proceed. The Bankruptcy Court granted such motion. Therefore, this matter will proceed in arbitration. Any award, however, will merely liquidate the amount of Wahba's claim, which will remain subject to the automatic stay and whatever treatment ultimately will be afforded the unsecured creditors under the Company's plan of reorganization.

PrimeRx.com/Network Pharmaceuticals, Inc.

        The Company's relationship with PrimeRx.com ("PrimeRx"), Network Pharmaceuticals, Inc. ("Network") and the principal stockholders of PrimeRx has been a troubled one characterized by numerous disputes and litigation. On March 19, 2001, the Company entered into a Settlement Agreement and Mutual Releases (the "March 2001 Settlement Agreement") with PrimeRx, Network, PrimeMed Pharmacy Services, Inc. ("PrimeMed"), another subsidiary of PrimeRx and the shareholders of PrimeRx. On or about July 16, 2001, Network filed a complaint against the Company and the Company's strategic partner, NCFE, (Network Pharmaceuticals, Inc., a Nevada Corporation; NCFE; and DOES 1 through 25, inclusive, Superior Court of the State of California for the County of Los Angeles (Central District) (Case No. BC 254258)). This suit alleged breach of the March 2001 Settlement Agreement. On or about September 26, 2001, this matter was ordered to arbitration through the AAA.

        On or about September 28, 2001, Network formally filed its claim with the AAA claiming damages of over $10 million (AAA Case No. 72 Y 199 00966 01). In addition, on or about October 19, 2001, Network filed documents seeking a court order allowing Network to attach up to $14 million of the Company's assets pending resolution of this action. Network's request for attachment was denied.

        On or about November 6, 2001, the Company filed documents with the AAA denying the allegations raised by Network and counterclaiming against Network and its alleged co-conspirators, Prem Reddy, Richard Hayes, Prime A Investments, LLC, PrimeMed, PrimeRx and Doe Defendants for over $120 million. The Company stated causes of action for fraud in the inducement of three separate agreements, breach of three separate contracts, intentional interference with contractual relations, conversion, extortion and unfair business practices and rescission. The Company's claim indicated that the defendants had breached contracts with the Company, improperly inflated the numbers of businesses that they owned to defraud the Company into doing business with them, stole the Company's technology and failed to perform obligations under agreements with the Company.

        As of July 1, 2002, the Company entered into a settlement agreement with Network, PrimeRx and its principal shareholders (the "Network Settlement"). Under the terms of the Network Settlement, provided the Company meets the obligations set forth therein, each of the Company, NCFE and one of NCFE's subsidiaries on the one hand, and the cross-defendants (which include Network and certain alleged co-conspirators) release one another from all claims related to the subject matter of this litigation. This release does not cover certain employment compensation disputes that one of the principal shareholders of PrimeRx has against the Company and does not release any parties other than NCFE, the NCFE subsidiary and The Company.

        The Company's obligations under the Network Settlement include (i) a payment of $2.5 million made on July 1, 2002; (ii) a payment of $2.5 million by wire transfer by August 1, 2003; (iii) a transfer of shares of PrimeRx that were held, which transfer was made prior to July 1, 2002; (iv) returning all of PrimeRx's, Network's and their affiliates' equipment by July 15, 2002 along with an inventory of such equipment that indicates whether any equipment has been previously sold by the Company; (v) monthly payments commencing July 15, 2002 in connection with certain guaranties of leased equipment made by a principal shareholder of PrimeRx; and, (vi) a dismissal of the Company's cross-complaint with prejudice in the arbitration proceedings. Amounts pertaining to this settlement were expensed and recorded as of March 31, 2002.

        Due to the Company's filing for bankruptcy protection, Network is an unsecured creditor of the Company's. Any action by them to enforce the terms of the settlement is subject to the automatic stay enforced under the Bankruptcy Code.

Vidimedix Corporation

        On or about September 15, 2000, certain former securities holders of Vidimedix Corporation ("Vidimedix") filed a petition against the Company arising from the Company's acquisition of Vidimedix (Moncrief, et al. v. e-Medsoft.com and Vidimedix Acquisition Corporation, Harris County (Texas) Court, No. 200047334 (the "Texas Action")). The petition was amended on or about May 24, 2001 and amended again, on or about August 15, 2001. Plaintiffs Jana Davis Wells and Tom Davis, III ("Remaining Plaintiffs") filed a Third Amended Original Petition on or about December 26, 2001. Plaintiffs claimed that the Company owed them either 6.0 million shares of common stock or liquidated damages of $8.9 million and exemplary damages of at least $24 million. The Company settled those disputes with all but two former Vidimedix shareholders (the "Remaining Plaintiffs").

        On May 3, 2001, the Company filed a lawsuit against the plaintiffs and others in California Superior Court for the County of Los Angeles (e-Medsoft.com v. Moncrief, et al., Case No. BC249782 (the "California Action")). On or about October 19, 2001, defendants caused the case to be transferred to the United States District Court for the Central District of California based on diversity of citizenship between the defendants and the Company, the case is now known as EDCV 01-00803-VAP (SGLX). The Company settled those disputes with all but two former Vidimedix shareholders. The terms of the settlement required the Company to pay approximately $4.1 million in a combination of cash and common stock. The Remaining Plaintiffs are the only remaining plaintiffs in the Texas Action and the only remaining defendants in the California Action.

        As of July 31, 2002, the Company reached a settlement with the Remaining Plaintiffs. Settlement terms included a mutual release from the Texas Action and for the Company to dismiss the California action with prejudice and monetary payments to the remaining plaintiffs over a seven-month period.

        Due to the Company's filing for bankruptcy protection, the Remaining Plaintiffs are unsecured creditors of the Company's. Any action by them to enforce the terms of the settlement is subject to the automatic stay under the Bankruptcy Code.

Hoskin International, Ltd. and Cappello Capital Corp.

        On October 30, 2001, the Company filed a demand for arbitration with the AAA against Hoskin International, Ltd. ("Hoskin") and Cappello Capital Corp. ("Cappello"), (collectively, "Respondents") (AAA 50-T-168-00515-01), alleging that Respondents fraudulently induced the Company to enter into a Common Stock Purchase Agreement and to issue warrants through various misstatements of material facts and failed to disclose facts that the Respondents had a duty to disclose. This matter is before an administrator assigned to the case through the San Francisco office of the AAA.

        On November 16, 2001, the Company filed a complaint against Cappello (Med Diversified v. Cappello Capital Corp., Los Angeles Superior Court Case No. SC 069391 (the "Cappello Action")), alleging that Cappello was liable for fraud for inducing the Company to enter into an exclusive financial advisor engagement agreement ("Engagement Agreement"), by misrepresenting to the Company that Cappello had significant sources of capital ready and willing to invest in the Company when such was not true. In the complaint, the Company sought compensatory and punitive damages, as well as rescission of the Engagement Agreement. The Company dismissed the case without prejudice on March 1, 2002, and settled the case and all claims relating thereto as of March 25, 2002. Under the settlement with Cappello, a warrant to purchase 3.1 million shares from February 2001 was cancelled and the Company issued to Cappello 1.3 million shares of Company common stock and a warrant to purchase 1.5 million shares of Company common stock at $1.50 per share. The Company has fulfilled all of the Company's obligations under this settlement.

        On December 28, 2001, Hoskin filed a response to the Company's demand in which it denied the Company's allegations and asserted a counterclaim alleging that the Company is liable for breach of the Common Stock Purchase Agreement and warrants based on the Company's alleged failure to use best efforts to cause the registration statement for the warrants to become effective at a time when the warrants could have been exercised at a profit.

        On January 2, 2002, Cappello filed a motion to stay arbitration before the AAA as to Cappello on the grounds that Cappello was not a party to the arbitration clause contained in the Common Stock Purchase Agreement, and that the Company's claims against Cappello should be resolved in the Cappello Action described above. The Court granted Cappello's motion on January 28, 2002. The Company dismissed, without prejudice, the claims asserted against Cappello in the AAA arbitration. The Company settled the matter with Hoskin in November 2002. Under the terms of this settlement, the Company was required to pay Hoskin $25,000 on or before November 15, 2002, November 30, 2002 and December 31, 2002. Due to the Company's distressed financial situation at that time, the Company was unable to make any payments under this settlement.

        Due to the Company's filing for bankruptcy protection, Hoskin is an unsecured creditor of the Company's. Any action by Hoskin to enforce the terms of the settlement is subject to the automatic stay under the Bankruptcy Code.

Illumea (Asia), Ltd.

        On December 13, 2000, Illumea (Asia), Ltd. ("IAL"), Nathalie j.v.d. Doornmalen, David Chung, Shing Wu, George K.K. Tong, Edna Liu, Yee Mau Chen, Norman Yuen Tsing Tao, Jeffrey Sun, Boris Luchterhand, Carol Andretta, Kin Yu, Kathryn Ma, Alan Munro, Yonanda j.v.d. Doornmalen, Hunter Vest, Ltd., Eltrinic Enterprises, Ltd. and True Will Investments filed a First Amended Complaint against Illumea Corporation ("Illumea") and Andrew Borsanyi (collectively, the "Defendants") arising out of the Company's acquisition of Illumea (Illumea (Asia), Ltd., et al. v. Illumea Corporation and Andrew Borsanyi). All of the plaintiffs IAL and Nathalie Doornmalen thereafter dismissed their claims without prejudice. As a result, only IAL and Doornmalen remained as plaintiffs.

        Doornmalen, a former Illumea shareholder, alleges that she consented to the Company's acquisition of Illumea based on the allegedly false representation that the Company would hire her. She also alleges that Defendants made defamatory statements about her. Doornmalen asserts claims for securities fraud under 15 U.S.C. Section 78j(b) and Rule 10b-5, "conspiracy," breach of contract, fraud, false promise, defamation, and violation of California Business & Professions Code Section 17200 ("Section 17200"). IAL alleges that Illumea breached an agency agreement between IAL and Illumea and engaged in fraud in connection with the agency relationship. IAL asserts claims for breach of contract and fraud. Collectively, plaintiffs seek compensatory damages, disgorgement under Section 17200 and attorneys' fees.

        The Company filed a counterclaim against IAL and Doornmalen on March 26, 2001, alleging breach of contract, breach of fiduciary duty and fraud. The Company alleges that IAL and Doornmalen refused to repay Illumea for providing funding and equipment to IAL and that Doornmalen failed to disclose certain material issues in connection with the merger between Illumea and the Company.

        As of April 2, 2002, the Company settled these matters. Under the terms of the settlement, the Company was required to (i) pay $300 thousand, (ii) issue 700 thousand shares of Company common stock and (iii) file a registration statement, on Form S-1, registering the 700 thousand shares. As of June 30, 2003, the Company has not filed the registration statement as set forth in the Settlement Agreement. The Company has been notified that Nathalie Doornmalen has filed a motion to enforce the Settlement Agreement in the Illumea (Asia), Ltd. matter. The Company filed an opposition to this motion, and the court approved the motion pending the presentation of evidence. This matter is subject to the automatic stay under the Bankruptcy Code.

San Diego Asset Management, Inc.

        On October 24, 2001, the Company filed a complaint against San Diego Asset Management, Inc. ("SDAM") (Med Diversified v. San Diego Asset Management Inc., Los Angeles Superior Court Case No. BC 260285 (the "2001 SDAM Action")) arising out of an agreement whereby the Company was to sell shares of Company common stock that could be purchased for $83 million for 90% of the market price of Company common stock to SDAM. The Company agreed to prepare a certificate for 15 million restricted shares of Company common stock as a commission (the "Certificate"), as well as pay $3 million in cash as commission to SDAM. The Company delivered the Certificate but SDAM did not deliver the $83 million. In the lawsuit, the Company sought a temporary restraining order, preliminary injunction and permanent injunction ordering SDAM to return the Certificate to the Company. Pursuant to the court's order dated November 6, 2001, the Certificate was returned to the Company and cancelled. The Company dismissed the 2001 SDAM Action without prejudice on November 13, 2001.

        On February 1, 2002, the Company filed for Arbitration with the National Association of Securities Dealers (the "NASD Arbitration") against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman (collectively, "Respondents") (NASD CASE NO. 02 00650), alleging that Respondents fraudulently induced the Company to enter into a Securities Purchase Agreement through various misstatements of material fact and, alternatively, that Respondents breached the Securities Purchase Agreement. On March 13, 2002, following objections to jurisdiction, the Company dismissed without prejudice the claims asserted against Daniel Feldman in the arbitration. The remaining Respondents have not yet responded to the Company's claims and no arbitrator has yet been selected.

        On February 5, 2002, the Company filed a complaint against SDAM and its principals, Wendy Feldman Purner and Daniel Feldman, (Med Diversified, Inc. v. San Diego Asset Management, Inc., Wendy Feldman Purner and Daniel Feldman, Los Angeles, Superior Court Case No. BC 267635 (the "2002 SDAM Action")), alleging that they, in the second half of 2001, fraudulently induced the Company to enter into a Debenture Agreement through various misstatements of material fact and, alternatively, that they breached the Debenture Agreement.

        On February 28, 2002, the Company amended its complaint in the 2002 SDAM Action to add as defendants E*Trade Securities, Inc. and E*Trade Group, Inc. and to add, as against SDAM, Wendy Feldman Purner and Daniel Feldman, the claims asserted in the NASD Arbitration. No discovery has been propounded as of October 24, 2002. On May 3, 2002, the Company dismissed E*Trade from the 2002 SDAM Action without prejudice. On May 6, 2002, the Company dismissed Daniel Feldman from the 2002 SDAM Action without prejudice.

        On May 9, 2002, SDAM filed a cross-complaint against the Company. SDAM alleges that on or about August 2001, the Company entered into an agreement with SDAM to sell it 5 million shares of Company common stock and that SDAM paid the Company $2 million, but have not received any stock. After the Company demurred to SDAM's cross-complaint, SDAM filed an amended cross complaint July 3, 2002. These matters were in discovery. Due to the Company's filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

Warren Willard Cravey

        Warren Willard Cravey ("Cravey"), deceased on January 26, 2001, was a client of CCS. CCS provided care to Cravey via its community-based alternatives program. On October 1, 2001, Lorene Emma Barros, Individually and as Executive to the Estate of Warren Willard Cravey, Deceased, Cheryl Lynn Sloniger, Londa Sylvia Cravey, Lorna Christine Tillman, and Warren Willard Cravey, II ("Plaintiffs") filed a lawsuit against Concepts of Care II, Inc., Chartwell Community Services, Inc. f/k/a Concepts of Care, Infusion Management Systems, Inc. d/b/a Concepts of Care, HomeCare Concepts of America, Inc. d/b/a Concepts of Care, Mollie Primrose, and Mollie Gay Jordy ("Defendants"). (Case

No. 23096, pending in the District Court of Jasper County, Texas.) Plaintiffs in the above-referenced cause are the children of Cravey.

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

        Due to the Company's filing for bankruptcy protection, this matter was subject to the automatic stay under the Bankruptcy Code. However, Plaintiffs received relief from the automatic stay to proceed against available insurance proceeds only. Therefore, this matter will move forward, but the Plaintiffs' recovery will be strictly limited to available insurance proceeds only, and they will be unable to collect any cash from the Company.

H.L.N. Corporation

        H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc. and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of TLCS for the territory comprising certain counties in and around Los Angeles, California, instituted an action against TLCS subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain officers and employees of TLCS (H.L.N. Corporation, et al. v. TLCS Subsidiaries, et al., U.S. District Court, Central District of California, Case No. SACV98-1144). Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between TLCS and certain of the named plaintiffs. The Plaintiffs are seeking damages for violations of California franchise laws, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The Plaintiffs have not specified the amount of damages they are seeking. Pursuant to a Motion of Summary Judgment, the court granted all of the individual Defendants' Motions for Summary Judgment, dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California franchise law.

        Trial was scheduled for August 2003. Due to TLCS' filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

Addus Healthcare

        On or about April 24, 2002, the Company filed a complaint against Addus Healthcare, Inc. ("Addus"), and its major shareholders, W. Andrew Wright, Mark S. Heaney, Courtney E. Panzer, and James A. Wright (Med Diversified, Inc. v. Addus Healthcare, Inc., et al., U.S. District Court, Central

District of California, Case No. CV 02-3911 AHM (JTLX)). The Company contends that Addus has been unable to perform its obligations under a certain stock purchase agreement relating to the Company's acquisition of Addus. The Company alleges that Addus breached the warranties and representations it gave regarding its financial condition, and Addus has been unable to obtain the consent of necessary third parties to assign some relevant contracts. The Company believes that Addus has breached the agreement in other ways, as well. Additionally, the Company alleges that the Defendants have misappropriated the Company's deposit.

        The complaint demands the imposition of a constructive trust for the converted funds and an injunction against the Defendants' disposing of or liquidating the $7.5 million deposit. The Company's complaint further alleges fraud on behalf of the Defendants, stating that they never intended to complete the transaction but planned to use the pendency of the transaction to obtain concessions from the Company. Additionally, there is a claim for breach of contract. The Company seeks compensatory damages of approximately $10 million per claim, plus punitive damages, along with the equitable relief previously described and attorneys' fees.

        Addus has filed a counterclaim against the Company, alleging that the Company (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of the Company's business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. The Company disputes these claims vigorously and believes they are without merit. On July 9, 2002, the Company filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, the Company filed an Amended Complaint. The Company received Addus' answer to that complaint. A status conference is scheduled for July 25, 2003.

University Affiliates

        In January 2002, the Company filed a Complaint against University Affiliates IPA ("UAIPA") and its president, Sam Romeo, who at the time was also a member of the Company's board of directors, for breach of contract, fraud and, as to Mr. Romeo, breach of fiduciary duty arising out of a May 2, 2000 agreement between UAIPA and the Company (Med Diversified, Inc. v. University Affiliates IPA a/k/a Univ. Affiliates Med Grp.; Sam J.W. Romeo, M.D. a/k/a Sam Romeo; Doe Defendants, Superior Court of the State of California, County of Los Angeles, Case No. BC 266500). Under the agreement, during the quarter ended June 2000, the Company advanced $2 million to UAIPA for the purpose of creating a joint venture intended to combine UAIPA's supposed healthcare management expertise with Internet healthcare management systems in an effort to develop new business opportunities. As of the filing of the suit, the companies had not proceeded with the joint venture. According to the original agreement, if a formal joint venture agreement were not entered into between UAIPA and us by July 1, 2000, UAIPA would guarantee payment of $2.5 million on or before July 1, 2001. The $2.5 million has not been paid. The Company seeks payment of this amount, plus any profits from the business opportunities that were to be transferred to the joint venture, and punitive damages.

        On March 4, 2002, UAIPA served a cross-complaint against the Company, Sanga E-Health, LLC, TSI Technologies, LLC, Mitchell Stein and John F. Andrews ("Andrews"), alleging breach of various contracts, breach of the implied covenant of good faith and fair dealing, declaratory relief, promissory estoppel, fraud, negligent misrepresentation, unjust enrichment, quantum meruit, conversion, money had and received, breach of fiduciary duty, interference with prospective business advantage and unfair business practices, seeking damages in the aggregate of approximately $11 million plus punitive damages. The court denied the Company's motion to compel arbitration on May 8, 2002. The Company subsequently filed a cross-complaint against UAIPA and Sam Romeo regarding their failure to adhere to the May 2, 2000 agreement. No trial date has been set and UAIPA is currently in bankruptcy proceedings.

        Due to the Company's filing for bankruptcy protection and UAIPA's bankruptcy proceedings, this matter was subject to the automatic stay in both cases. The Bankruptcy Court has entered an order settling this litigation without payment by any party.

Medical Specialties Distributors Inc.

        In July 2001, Medical Specialties, Inc. ("Medical Specialties") sued the Company's subsidiary, Chartwell, in superior court in Massachusetts (Medical Specialties Distributors Inc. v. Chartwell Diversified Services, Inc., et al., Bristol County Superior Court (Massachusetts) Civil Action No. BRCV2001-00845). This claim alleges failure to pay for the purchase of healthcare products and equipment rentals totaling approximately $2 million. The case is currently in discovery. Under the terms of the purchase of certain assets by Chartwell, the Company assumed certain assets while not assuming certain liabilities and were indemnified by Home Medical of America, Inc. ("HMA") for any actions that might arise from such non-assumed liabilities. The Company had been informed previously by HMA that it would assume the defense of this matter. As of the date hereof, the Company has not been informed that HMA has actually assumed such defense. The Company continues to request of HMA that it assume this defense, and have retained counsel to handle this defense in the meantime. The Company believes that this case has no merit. Due to the defendant subsidiaries' filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

Tri-County Home Health, Inc.

        In March of 2002, Tri-County Home Health, Inc. ("Tri-County"), Teresa Cunningham and Rebecca Landis ("Plaintiffs") filed suit against CCS, Chartwell and Shay Fields ("Defendants"), (Tri County Home Health, Inc. et al. v. Chartwell Community Services, Inc., Chartwell Diversified Services, Inc. and Shay Fields, 365th JDC, Hardin County TX, Case No. 42108). The Plaintiffs claim that the Defendants breached a contract for the sale of the long term care portion of Tri-County's operations. The Plaintiffs have also alleged fraud, tortious interference, material misrepresentation, and unfair dealings, seeking damages in excess of $1 million. Chartwell answered the complaint and believes that the claims are without merit. Due to the Company's filing for bankruptcy protection, this matter is subject to the automatic stay under the Bankruptcy Code.

Lance Poulsen, Hal Pote, NPF VI, NPF XII, Bank One, JP Morgan Chase & Co.

        In November 2002, the Company, along with Chartwell and OrthoRehab, Inc., filed a lawsuit against two principals of NCFE, Lance K. Poulsen ("Poulsen") and Hal Pote ("Pote"), two legal designees of NCFE, NPF VI, Inc. ("NPF VI"), NPF XII, Inc. ("NPF XII"), and two banking organizations, Bank One NA, Trustee ("Bank One"), and JP Morgan Chase & Co., Trustee ("JP Morgan") (Med Diversified, Inc.; Chartwell Diversified Services, Inc.; and OrthoRehab, Inc. v. Lance K. Poulsen; Hal Pote; NPF VI, Inc.; NPF XII, Inc.; Bank One NA, Trustee and JP Morgan Chase & Co., Trustee, U.S. District Court District of Massachusetts, Civil Action No. 02-12214 NG). The Company contends that Poulsen and Pote made false representations to the Company about NCFE's ability to fund the Company, as well as NCFE's financial condition. In reliance, the Company entered into contractual relationships for financing with NCFE and its affiliates. The Company believes that NCFE's liquidity problems and the nature of the misconduct which NCFE engaged, was known for some time prior to NCFE's breach of the Sales and Subservicing Agreements by certain of its principals and independent board members. Had the Company known, the Company would not have continued these financing arrangements and would have searched for alternate financing. Because of NCFE's eventual financing difficulties, the Company was harmed as a result. The Company also contends that at the time Poulsen and Pote assured the Company that NCFE would provide funding to the Company, they were conspiring to conceal from the Company the true status of NCFE's business and financial condition.

        Further, the Company contends that Poulsen and Pote demanded that NPF VI and NPF XII withhold funding, completely depriving the Company of all necessary monies from which to operate the Company's business. The Company also believes that Bank One and JP Morgan caused NPF VI and NPF XII to withhold funds, which were guaranteed under contractual agreements. The Company also contends that NPF VI and NPF XII breached their contracts with Chartwell in refusing to honor their funding commitments.

        The Company seeks monetary damages to be proven at trial. With NCFE in bankruptcy, actions against it are subject to an automatic stay. The Company has filed a suit in the Company's Bankruptcy Court, described below.

National Century Financial Enterprises, Inc., National Premier Financial Services, Inc., NPF VI, Inc., NPF X, Inc., NPF XII, Inc., NPF Capital, Inc.

        On May 30, 2003, the Company, along with Chartwell, CCG, CCS and Resource, filed a lawsuit against NCFE and five legal designees of NCFE in the Bankruptcy Court (Med Diversified, Inc.; Chartwell Diversified Services, Inc.; Chartwell Care Givers, Inc.; Chartwell Community Services, Inc.; and Resource Pharmacy, Inc. v. National Century Financial Enterprises Inc.; National Premier Financial Services, Inc.; NPF, VI, Inc.; NPF X, Inc.; NPF XII, Inc.; NPF Capital, Inc., United States Bankruptcy Court for the Eastern District of New York, Adversary Proceeding No. 1-03-01320). The Company contends that the defendants engaged in a course of conduct, whereby they fraudulently promised attractive returns to investors. The Company believes that the defendants diverted investments and concealed the scheme by fraudulently manipulating the use of new investments. The

Company believes that the defendants used the Company as an instrumentality to further this fraudulent conduct, harming the Company's estates. The Company also brings causes of action under theories of unjust enrichment and fraud.

        There are certain claims against the Company arising from transfers of funds from the Defendants to the Company, including the Defendants' purported secured and unsecured loans, purchases of receivables and other advances. The Company seeks to recharacterize these claims as equity interests, and to the extent that such claims are recharacterized as equity interests, the Company seeks to subordinate those interests to those of the other equity holders. Further, the Company seeks the turnover of overfunded reserves and accrued subservicing fees by certain of the Defendants and recovery for breach of certain sales and subservicing agreements between the Defendants and the Company. The Company also seeks recovery for the Defendants' breach of commitments in connection with a bond initiative sponsored by PIBL, as well as breach of the preferred provider agreement, entered into between NCFE and the Company in February 2000. The Company also seeks recovery of fraudulent transfers.

        This adversary proceeding is in its initial stages, with a pretrial conference set before the Bankruptcy Court on July 9, 2003 and the defendants answer on responsive pleadings due on August 8, 2003.

Stephen Savitsky, David Savitsky, Dale R. Clift

        On May 16, 2003, the Company, along with TLCS, filed a lawsuit against Stephen Savitsky ("S. Savitsky"), David Savitsky ("D. Savitsky"), and Dale R. Clift ("Clift") in the Bankruptcy Court (Med Diversified, Inc.; Tender Loving Care Health Care Services, Inc. v. Stephen Savitsky; David Savitsky; Dale R. Clift, United States Bankruptcy Court for the Eastern District of New York, Adv. Pro. No. 03-8244). Up until October 28, 2002, S. Savitsky served as Chief Executive Officer of TLCS. From October 28, 2002 until his resignation on November 6, 2002, S. Savitsky served as Executive Vice President of TLCS. Up until or shortly after October 28, 2002, D. Savitsky served as Vice Chairman of Governmental Affairs for TLCS. Up until February 27, 2002, Clift served as President and Chief Operating Officer of TLCS.

        The Company and TLCS made certain transfers and conveyances to S. Savitsky, D. Savitsky and Clift during the course of their employment with TLCS. The Company and TLCS seek to avoid and recover those transfers as preferential payments under the Bankruptcy Code. The Company and TLCS also seek to avoid and recover those funds under the theories of fraudulent transfers, fraudulent conveyances and unjust enrichment.

        A status conference in this matter was set for the week of June 23, 2003. The defendants' answers were due on June 30, 2003 and were filed on such date.

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly data for the fiscal years ended March 31, 2003, 2002 and 2001, was as follows: (in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 31, 2003
Net Sales	$98,393	$95,611	$89,844	$85,685
Operating Loss from Continuing Operations	(4,226)	(5,911)	(824)	(35,089)
Net Loss from Continuing Operations	(16,200)	(11,464)	(4,738)	(38,852)
Net Loss from Discontinued Operations	—	—	—	—
Net Loss	(16,200)	(11,464)	(4,738)	(38,852)
Loss Per Share from Continuing Operations	$(0.11)	$(0.08)	$(0.03)	$(0.26)
Loss Per Share from Discontinued Operations	$—	$—	$—	$—
Fiscal Year Ended March 31, 2002
Net Sales	$24,174	$28,516	$55,212	$99,470
Operating Loss from Continuing Operations	(17,436)	(58,179)	(13,441)	(206,080)
Net Loss from Continuing Operations	(17,552)	(66,978)	(25,652)	(213,255)
Net Loss from Discontinued Operations	(3,034)	(349)	—	—
Net Loss	(20,586)	(67,327)	(25,652)	(213,255)
Loss Per Share from Continuing Operations	$(0.22)	$(0.78)	$(0.26)	$(1.86)
Loss Per Share from Discontinued Operations	$(0.04)	$—	$—	$—
Year ended March 31, 2001
Net Sales	$19,895	$23,734	$22,594	$21,774
Operating Loss from Continuing Operations	(10,628)	(13,744)	(13,160)	(221,750)
Net Loss from Continuing Operations	(10,004)	(13,929)	(14,334)	(220,550)
Net Loss from Discontinued Operations	(538)	(2,677)	(1,205)	(12,015)
Net Loss	(10,542)	(16,606)	(15,539)	(232,565)
Loss Per Share from Continuing Operations	$(0.12)	$(0.17)	$(0.18)	$(2.79)
Loss Per Share from Discontinued Operations	$(0.01)	$(0.03)	$(0.02)	$(0.14)

NOTE 20. DEBTOR/NON-DEBTOR FINANCIAL STATEMENTS

        The following consolidating balance sheet as of March 31, 2003 and the related consolidating statements of income and statements of cash flows for the year ended March 31, 2003 are presented in accordance with SOP 90-7.

CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2003
(IN THOUSANDS)

	Debtors	Non-debtors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$10,342	$241	$—	$10,583
Accounts receivable, net	34,939	1,803	—	36,742
Accounts receivable from affiliates	59	1,417	(1,290)	186
Inventory	1,634	214	—	1,848
Prepayments and other	6,173	58	—	6,231

Total current assets	53,147	3,733	(1,290)	55,590

Non-current Assets:
Property and equipment, net	13,707	232	—	13,939
Goodwill, net	13,408	7,140	—	20,548
Investments	11,231	11,094	(11,094)	11,231
Other intangibles, net	32,042	—	—	32,042
Assets of discontinued operations	—	2,314	—	2,314
Other assets	2,577	18	—	2,595

Total non-current assets	72,965	20,798	(11,094)	82,669

Total assets	$126,112	$24,531	$(12,384)	$138,259

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$5,747	$276	$—	$6,023
Accrued salaries and benefit costs	14,795	160	—	14,955
Accrued liabilities	8,504	441	—	8,945
Liabilities of discontinued operations	—	11,222	—	11,222
Current maturities of capital leases	5	10	—	15

Total current liabilities	29,051	12,109	—	41,160

Long-Term Liabilities:
Liabilities subject to compromise	357,744	—	—	357,744
Capital leases	—	20	—	20
Long-term debt and lease commitments of discontinued operations	—	—	—	—
Other liabilities	981	—	—	981

Total long-term liabilities	358,725	20	—	358,745

Minority interest	115	262	—	377
Total stockholders' deficit	(261,779)	12,140	(12,384)	(262,023)

Total liabilities and stockholders' deficit	$126,112	$24,531	$(12,384)	$138,259

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2003
(IN THOUSANDS)

	Debtor	Non-debtor	Eliminations	Consolidated
NET SALES
Non affiliates	$360,409	$8,295	$—	$368,704
Affiliates	298	531	—	829

Total net sales	360,707	8,826	—	369,533

COSTS AND EXPENSES:
Cost of sales	204,659	6,184	—	210,843
Sales and marketing expense	938	246	—	1,184
General and administrative	148,146	2,503	—	150,649
Bad debt	5,486	361	—	5,847
Charges for impairment of goodwill	40,794	—	—	40,794
Asset impairment charges	349	—	—	349
Depreciation and amortization	5,746	171	—	5,917

Total costs and expenses	406,118	9,465	—	415,583

OPERATING LOSS	(45,411)	(639)	—	(46,050)
OTHER INCOME (EXPENSE):
Interest expense	(28,008)	—	—	(28,008)
Other income (expense)	798	(67)	—	731

LOSS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES AND INCOME TAXES	(72,621)	(706)	—	(73,327)

REORGANIZATION ITEMS	(2,699)	—	—	(2,699)
MINORITY INTEREST, NET OF TAXES	(21)	76	—	55
EQUITY IN EARNINGS ON JOINT VENTURES	—	4,717	—	4,717
INCOME TAXES	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(75,341)	4,087	—	(71,254)
NET LOSS FROM DISCONTINUED OPERATIONS	—	—	—	—

NET LOSS	$(75,341)	$4,087	$—	$(71,254)

CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE YEAR ENDED MARCH 31, 2003
(IN THOUSANDS)

	Debtor	Non-debtor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,341)	$4,087	$—	$(71,254)
Add loss from discontinued operations	—	—	—	—
Minority interest	21	(76)	—	(55)
Deferred revenue	(375)	—	—	(375)
Gain on disposal of fixed assets	(4)	(37)	—	(41)
Equity in loss of deconsolidated subsidiary	—	—	—	—
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Equity (income) loss on joint ventures	—	(4,717)	—	(4,717)
Impairment charges	41,143	—	—	41,143
Non cash compensation	4,876	—	—	4,876
Non cash financing fees	—	927	—	927
Provision for doubtful accounts	5,486	361	—	5,847
Deferred financing fees	—	—	—	—
Depreciation	4,913	164	—	5,077
Amortization of goodwill, other intangibles, and other assets	624	—	—	624
Amortization of distribution channel	—	—	—	—
Amortization of deferred financing costs	5,896	—	—	5,896
Interest on preferred stock converted to common stock	—	—	—	—
Issuance of shares and warrants for services provided	—	—	—	—
Other	(214)	—	—	(214)
Net change in assets and liabilities affecting operations, net of acquisitions:
Accounts receivable	10,894	756	—	11,650
Inventory	553	68	—	621
Prepayments and other	6,094	(3,753)	—	2,341
Related party receivables	—	—	—	—
Accounts payable and accrued liabilities	(23,134)	(501)	—	(23,635)

Net Cash Used In Operating Activities	(18,568)	(2,721)	—	(21,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	—	—	—	—
Capital expenditures	(1,549)	—	—	(1,549)
Cash (advances) receipts from discontinued operations	—	—	—	—
Investment in software	—	—	—	—
Cash of and advances to deconsolidated subsidiary	—	—	—	—
Other investments	—	—	—	—

Net Cash Used In Investing Activities	(1,549)	—	—	(1,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,360)	(117)	—	(1,477)
Proceeds from long-term debt	—	—	—	—
Repayments of capital lease obligations	(597)	(256)	—	(853)
Treasury stock purchases	—	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—
Distributions paid out	—	3,139	—	3,139
Equity financing	—	—	—	—
Cost of equity financing	—	—	—	—
Net proceeds from credit facilities	24,519	—	—	24,519

Net Cash Provided By Financing Activities	22,562	2,766	—	25,328
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,445	45	—	2,490
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	7,897	196	—	8,093

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$10,342	$241	$—	$10,583

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 21. STATEMENTS OF CONSOLIDATED CASH FLOWS

        The Company had the following supplemental and non-cash activities each year:

	2003	2002	2001
SUPPLEMENTAL CASH FLOW DATA (IN THOUSANDS)
Cash paid during the year for:
Interest	$27,126	$32,223	$2,149

Income taxes	$—	$—	$—

NON-CASH TRANSACTIONS
Issuance of convertible preferred stock for acquisition of Chartwell	$—	$67,825	$—
Issuance of warrants in connection with acquisition of Chartwell	$—	$1,001	$—
Issuance of warrants in connection with acquisition of TLCS	$—	$10,271	$—
Issuance of restricted stock for acquisition of Resource	$—	$1,280	$1,280
Issuance of restricted stock for investment in PrimeMed	$—	$—	$27,797
Issuance of restricted stock for acquisition of Illumea	$—	$—	$10,354
Issuance of restricted stock and warrants for acquisition of Vidimedix	$—	$—	$8,287
Expiration of Vidimedix Warrants	$—	$—	$1,099
Property and equipment purchased through capital lease	$—	$388	$61

NOTE 22. MINORITY INTEREST

        Minority interest of $377 thousand and $433 thousand, respectively at March 31, 2003 and 2002 represents the outside ownership in the Company's joint ventures (See Note 6, Business Combinations and Joint Ventures).

NOTE 23. SUBSEQUENT EVENTS

        On May 21, 2003 the Company sold the assets of Trestle, its distance medicine solutions business, to Trestle Acquisition Corporation, a wholly owned subsidiary of Los Angeles-based Sunland Entertainment Co., Inc. The transaction included the sale of all intellectual property rights, certain operating assets plus the assumption of certain liabilities totaling approximately $368 thousand. Proceeds from the sale of $1.25 million will remain in escrow pending completion of the Company's plan of reorganization under the bankruptcy proceedings. In accordance with SFAS No. 144, the sale of these assets was not accounted for at March 31, 2003, as the Company did not commit to a plan to sell Trestle until subsequent to year end.

        On June 9, 2003, Chartwell Home Therapies, L.P. ("CHT") and Chartwell Management Company, Inc. ("CMC") entered into a Proceeds Distribution Agreement with PIBL. Under the terms of this agreement, CHT has agreed to split proceeds with PIBL from cash distributions from joint ventures owned by CHT. CHT and CMC have also granted to PIBL a security interest in all such proceeds and on substantially all of the assets of CHT and CMC. PIBL has agreed to remove permanently certain liens it placed on the joint ventures. The obligations to split proceeds from distributions terminate at the time when a reorganization plan is confirmed in the Company's Bankruptcy Case.

MED DIVERSIFIED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

DESCRIPTION	Balances at Beginning of Period	Charges to Cost and Expenses	Charged to Other Accounts	Other		Deductions		Balances at End of Period
Year ended March 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$30,769	$5,847	$—	$—		$(10,603)	(1)	$26,013
Allowance for contractual allowance for accounts receivable	—	219	—			—		219
Valuation allowance for inventories	—	91	—	—		—		91
Year ended March 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$5,300	$10,326	$—	$28,789	(2)	$(13,646)	(1)	$30,769
Allowance for contractual allowance for accounts receivable	—	—	—	—		—		—
Valuation allowance for inventories	—	—	—	—		—		—

(1)
Accounts receivable written off, net of recoveries.

(2)
Reserve balances from the acquisitions of Chartwell and TLCS.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Med Diversified, Inc.
By:	/s/ FRANK P. MAGLIOCHETTI, JR. Frank P. Magliochetti, Jr. Chairman and Chief Executive Officer

Date: July 1, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ FRANK P. MAGLIOCHETTI, JR. Frank P. Magliochetti, Jr.	Chairman, and Chief Executive Officer (Principal Executive Officer)	July 1, 2003
/s/ JAMES A. SHANAHAN James A. Shanahan	Vice President of Finance and Accounting, Corporate Controller (Principal Accounting Officer)	July 1, 2003
/s/ GREGORY SIMMS Gregory Simms	Director	July 1, 2003
/s/ DONALD H. AYERS Donald H. Ayers	Director	July 1, 2003

CERTIFICATION

I, Frank P. Magliochetti, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Med Diversified, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 1, 2003
/s/ FRANK P. MAGLIOCHETTI, JR. Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, James A. Shanahan, certify that:

1.
I have reviewed this annual report on Form 10-K of Med Diversified, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  c.
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 1, 2003
/s/ JAMES A. SHANAHAN, III Vice President of Finance and Accounting, Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I.
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL INFORMATION
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
MED DIVERSIFIED, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
MED DIVERSIFIED, INC. (DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002) CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 AND 2002 (IN THOUSANDS, EXCEPT PAR VALUE)
MED DIVERSIFIED, INC. (DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
MED DIVERSIFIED, INC. (DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001 (IN THOUSANDS)
MED DIVERSIFIED, INC. (DEBTOR-IN-POSSESSION AS OF NOVEMBER 27, 2002) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003
MED DIVERSIFIED, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)
SIGNATURES
CERTIFICATION
CERTIFICATION