Form 10-Q
period 2003-06-30
MED DIVERSIFIED INC
filed 2003-08-15
CIK 800181

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

                         COMMISSION FILE NUMBER: 1-15587

                              MED DIVERSIFIED, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                              MED DIVERSIFIED, INC.
                       100 Brickstone Square, Fifth Floor
                                Andover, MA 01810

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         As of July 31, 2003, 148,661,526 shares of the registrant's common stock, $0.001 par value per share, were outstanding.

===============================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION

          Item 1.  Financial Statements.
               Condensed Consolidated Balance Sheets at June 30, 2003
                  (unaudited) and March 31, 2003.........................................3
               Condensed Consolidated Statements of Operations for the Three
                  Months ended June 30, 2003 and 2002 (unaudited) .......................4
               Condensed Consolidated Statements of Cash Flows for the Three
                  Months ended June 30, 2003 and 2002 (unaudited)........................5
               Notes to the Condensed Consolidated Financial Statements at
                  June 30, 2003 (unaudited)..............................................6

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................22

          Item 3. Quantitative and Qualitative Disclosures About Market Risk.............27

          Item 4. Controls and Procedures................................................27

PART II. OTHER INFORMATION

          Item 1. Legal Proceedings......................................................27

          Item 2. Changes in Securities..................................................30

          Item 3. Defaults Upon Senior Securities........................................30

          Item 4. Submission of Matters to a Vote of Security Holders....................30

          Item 5. Other Information......................................................30

          Item 6. Exhibits and Reports on Form 8-K.......................................30

SIGNATURES...............................................................................31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                                      JUNE 30,     MARCH 31,
                                                                                                       2003          2003
ASSETS                                                                                              (UNAUDITED)
                                                                                                    -----------    ----------
Current assets:
   Cash and cash equivalents ......................................................................   $  13,652    $  10,072
   Accounts receivable,  net of allowances of $23,258 and $26,209 at June 30, 2003 and
     March 31, 2003, respectively .................................................................      35,056       36,594
   Accounts receivable from affiliates, net .......................................................          98          186
   Prepayments and other current assets ...........................................................       8,342        7,847
   Assets of discontinued operations ..............................................................       3,564          891
                                                                                                      ---------    ---------
       Total current assets .......................................................................      60,712       55,590
                                                                                                      ---------    ---------
Non-current assets:
   Property and equipment, net ....................................................................      12,688       13,856
   Goodwill .......................................................................................      20,548       20,548
   Investments ....................................................................................       9,903       11,231
   Other intangibles, net .........................................................................      31,844       32,042
   Assets of discontinued operations, net of current portion ......................................          --        3,105
   Other assets ...................................................................................       2,082        1,887
                                                                                                      ---------    ---------
       Total non-current assets ...................................................................      77,065       82,669
                                                                                                      ---------    ---------
TOTAL ASSETS ......................................................................................   $ 137,777    $ 138,259
                                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ...............................................................................   $   6,905    $   5,848
   Accrued salaries and benefit costs .............................................................      14,417       14,700
   Accrued liabilities ............................................................................       8,402        8,886
   Liabilities of discontinued operations .........................................................      11,338       11,716
   Current maturities of capital leases ...........................................................          10           10
                                                                                                      ---------    ---------
       Total current liabilities ..................................................................      41,072       41,160
                                                                                                      ---------    ---------
Long-Term liabilities:
   Liabilities subject to compromise (Note 3) .....................................................     356,379      356,873
   Capital leases .................................................................................          17           20
   Liabilities of discontinued operations, net of current portion .................................         871        1,852
                                                                                                      ---------    ---------
       Total long-term liabilities ................................................................     357,267      358,745
                                                                                                      ---------    ---------
Minority interest .................................................................................         395          377
Stockholders' equity (deficit):
   Series A convertible preferred stock, 5,000 authorized, none issued or
   outstanding at June 30, 2003 and March 31, 2003 ................................................          --           --
   Common shares, $0.001 par value, 400,000 shares authorized at June 30, 2003
   and March 31, 2003, 148,661 issued and outstanding at June 30, 2003 and March 31, 2003 .........         149          149
   Paid in capital ................................................................................     427,179      427,179
   Stock subscription .............................................................................      (4,400)      (4,400)
   Common stock options ...........................................................................         377          377
   Deferred compensation ..........................................................................         (16)         (63)
   Accumulated deficit ............................................................................    (682,877)    (683,896)
   Accumulated other comprehensive income .........................................................          (3)          (3)
   Less: treasury shares at cost, 460 shares at June 30, 2003 and March 31, 2003 ..................      (1,366)      (1,366)
                                                                                                      ---------    ---------
       Total stockholders' deficit ................................................................    (260,957)    (262,023)
                                                                                                      ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .......................................................   $ 137,777    $ 138,259
                                                                                                      =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 2003 and 2002
           (unaudited, in thousands, except for per share information)

                                                                                                              2003          2002
                                                                                                           ---------      --------
NET REVENUES:
   Non affiliates ....................................................................................     $  84,039      $  97,532
   Affiliates ........................................................................................           104            278
                                                                                                           ---------      ---------
        Total net sales ..............................................................................        84,143         97,810
                                                                                                           ---------      ---------

COSTS AND EXPENSES:
  Cost of sales ......................................................................................        46,726         54,964
  Selling, general and administrative (includes non-cash compensation of $45 thousand in 2003
  and $3.4 million in 2002) ..........................................................................        34,047         44,430
  Depreciation and amortization ......................................................................         1,439          1,464
                                                                                                           ---------      ---------
     Total costs and expenses ........................................................................        82,212        100,858
                                                                                                           ---------      ---------

OPERATING INCOME (LOSS) ..............................................................................         1,931         (3,048)

OTHER INCOME (EXPENSE):
  Interest expense (contractual interest for the three months ended June 30, 2003 was $6.1
  million) ...........................................................................................        (1,559)       (12,840)
  Other income .......................................................................................            48             --
                                                                                                           ---------      ---------

INCOME (LOSS) BEFORE  REORGANIZATION  ITEMS,  MINORITY  INTEREST AND EQUITY IN EARNINGS OF JOINT
VENTURES .............................................................................................           420        (15,888)

REORGANIZATION EXPENSES ..............................................................................        (1,836)            --

MINORITY INTEREST, NET OF TAXES ......................................................................           (18)           (40)

EQUITY IN EARNINGS OF JOINT VENTURES .................................................................         1,576            906
                                                                                                           ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS .............................................................           142        (15,022)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...........................................................           877         (1,178)
                                                                                                           ---------      ---------
NET INCOME (LOSS) ....................................................................................     $   1,019      $ (16,200)
                                                                                                           =========      =========

BASIC EARNINGS PER SHARE:
     Continuing operations ...........................................................................     $      --      $   (0.10)
                                                                                                           =========      =========
     Discontinued operations .........................................................................          0.01          (0.01)
                                                                                                           =========      =========
     Net income (loss) ...............................................................................     $    0.01      $   (0.11)
                                                                                                           =========      =========

WEIGHTED AVERAGE SHARES - BASIC ......................................................................       148,661        146,804

DILUTED EARNINGS PER SHARE:
     Continuing operations ...........................................................................     $      --      $   (0.10)
                                                                                                           =========      =========
     Discontinued operations .........................................................................          0.01          (0.01)
                                                                                                           =========      =========
     Net income (loss) ...............................................................................     $    0.01      $   (0.11)
                                                                                                           =========      =========
WEIGHTED AVERAGE SHARES - DILUTED ....................................................................       149,795        146,804
                                                                                                           =========      =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                 Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 2003 and 2002
                            (unaudited, in thousands)

                                                                                                              2003           2002
                                                                                                           ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................................................................       $  1,019        $(16,200)
  (Gain) loss from discontinued operations .........................................................           (877)          1,178
  Minority interest ................................................................................             18              40
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations:
  Loss on disposal of fixed assets .................................................................            144              13
  Equity in joint ventures .........................................................................         (1,576)           (906)
  Non cash compensation ............................................................................             47           3,384
  Impairment charges and other non cash expenses ...................................................             --             349
  Depreciation and amortization ....................................................................          1,439           1,464
  Provision for doubtful accounts ..................................................................          1,647             791
  Deferred financing fees ..........................................................................             --           5,896
  Net change in assets and liabilities affecting operations, net of acquisitions:
     Accounts receivable and affiliated receivables ................................................            (21)          1,837
     Prepayments and other assets ..................................................................           (690)         (3,381)
     Accounts payable and accrued liabilities ......................................................            536         (10,255)
     Other liabilities .............................................................................             65           1,763
                                                                                                           --------        --------
  Net cash provided by (used in) operating activities ..............................................          1,751         (14,027)
                                                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................................................           (217)           (252)
  Change in assets and liabilities of discontinued operations, net .................................         (1,301)             --
  Restricted cash received from sale of discontinued operations ....................................          1,250              --
  Distributions received ...........................................................................             30           1,206
  Distributions from joint ventures subject to restriction..........................................          2,874              --
                                                                                                           --------        --------
  Net cash provided by investing activities ........................................................          2,636             954
                                                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on long-term debt and related party debt, net .......................................           (752)           (848)
  Net repayments of capital lease obligations ......................................................            (55)           (516)
  Net borrowings under factoring facility ..........................................................             --          16,800
                                                                                                           --------        --------
  Net cash provided by (used in) financing activities ..............................................           (807)         15,436
                                                                                                           --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS ..............................................................          3,580           2,363
                                                                                                           --------        --------

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD .................................................         10,072           8,008
                                                                                                           --------        --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD .......................................................       $ 13,652        $ 10,371
                                                                                                           ========        ========
NON-CASH TRANSACTIONS:
  Liabilities assumed by purchaser of discontinued operations ......................................       $  1,421        $     --
                                                                                                           ========        ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MED DIVERSIFIED, INC.
                  (Debtor-In-Possession as of November 27, 2002)
                         Notes to Condensed Consolidated
                      Financial Statements at June 30, 2003
                                   (unaudited)

1) NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

         Med Diversified, Inc. is a diversified healthcare company that provides home healthcare and alternate site healthcare, skilled nursing, and pharmacy management and distribution services to more than 126,000 patients in 29 states. We provide all products and services through a national network of owned and franchised locations.

         On November 27, 2002 (the "Petition Date"), we and five of our domestic, wholly owned subsidiaries, Chartwell Diversified Services, Inc. ("Chartwell"), Chartwell Community Services, Inc. ("CCS"), Chartwell Care Givers, Inc. ("CCG"), Resource and Trestle Corporation ("Trestle") (collectively, the "Med Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02 88564." The Med Debtors continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, we are authorized to operate our business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

         On November 8, 2002, our wholly owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLCS"), along with nineteen of TLCS' subsidiaries (the "TLCS Debtors"; collectively, with the Med Debtors, the "Debtors"), filed voluntary petitions in the Bankruptcy Court under the Bankruptcy Code. The TLCS reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020." TLCS continues to operate its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, TLCS is authorized to operate its business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. TLCS has not needed to obtain any debtor-in-possession financing.

         The Med and TLCS Debtors' bankruptcy proceedings are each being separately administered by the Bankruptcy Court. The TLCS Debtors' operations represented approximately 67.4% of our consolidated net sales for the quarter ended June 30, 2003.

BASIS OF PRESENTATION AND GOING CONCERN

         The unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2003.

         The condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position and the results of operations. These results are not necessarily indicative of the results to be expected for the entire year.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. However, as a result of the Bankruptcy proceedings and circumstances relating thereto, including our leveraged financial structure and cumulative losses from operations, such realization of assets and settlement of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy proceedings, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. Our ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of our financing agreements and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

         The accompanying condensed consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with our reorganization. Pursuant to SOP 90-7, pre-petition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

         Our history of recurring operating losses, liquidity issues and the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, the ability to comply with the terms of the debtor-in-possession financing arrangement with Sun Capital Healthcare, Inc. ("Sun Capital") confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies we followed in preparing our financial statements are set forth in Note 2 to the financial statements included in our Annual Report Form 10-K for the year ended March 31, 2003. We have made no changes to these policies during this quarter, except as noted below.

         In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Business Segment. The results of the operations of Trestle have been reported as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS ("SFAS No. 144") (see Note
7). Unless otherwise indicated, amounts in the following notes exclude the effect of discontinued operations.

         Certain other reclassifications have also been made to amounts from prior years to conform to the 2003 presentation.

BASIC AND DILUTED LOSS PER SHARE

         In accordance with SFAS No. 128, COMPUTATION OF EARNINGS PER SHARE ("SFAS No. 128"), basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

         Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. A summary of the shares used to compute the net income (loss) per share is as follows (unaudited, in thousands):


                                                                            THREE MONTHS ENDED JUNE 30,
                                                                             2003               2002
                                                                         --------------    --------------
Weighted average common shares used to compute basic net income
   (loss) per share                                                         148,661             146,804
Effect of dilutive securities                                                 1,134                  --
                                                                           --------             -------
Weighted average common shares used to compute diluted net income
   (loss) per share                                                         149,795             146,804
                                                                            =======             =======

         As of June 30, 2003 and 2002, options and warrants to purchase approximately 63.8 million and 56.4 million shares of common stock were outstanding, respectively. The common stock equivalents that were anti-dilutive were excluded from the computation of diluted loss per share for the three months ended June 30, 2002 as such options and warrants were anti-dilutive. In accordance with SFAS No. 128, the Company has included certain options and warrants to acquire shares in fully diluted earnings per share because they are issuable for little or no cash consideration.

STOCK-BASED COMPENSATION

         As allowed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), we elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net loss and net loss per share on a pro forma basis. At June 30, 2003, we had two stock incentive plans. We account for awards issued to employees under the plan using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No compensation expense has been recognized in connection with its stock option plans, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share had we adopted the fair value recognition provisions of SFAS No. 123 (unaudited, in thousands, except per share information):

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                             2003                2002
                                                                           ---------          ----------
 Net income (loss), as reported                                            $   1,019         $  (16,200)
 Deduct: total stock-based employee compensation expense
       determined under fair market value based method for all
       awards, net of related tax effects
                                                                                  (5)                (7)
                                                                           ---------          ----------
 Pro forma net income (loss)                                               $   1,014         $  (16,207)
                                                                           =========          ==========
 Earnings (loss) per share:
       Basic, as reported                                                  $    0.01          $   (0.48)
                                                                           =========          ==========
       Basic, pro forma                                                    $    0.01          $   (0.48)
                                                                           =========          ==========
       Diluted, as reported                                                $    0.01          $   (0.48)
                                                                           =========          ==========
       Diluted, pro forma                                                  $    0.01          $   (0.48)
                                                                           =========          ==========

         We estimated the fair value on the date of grant using the Black-Scholes Option Pricing Model. The following assumptions were used for each reporting period.


                                                                           THREE MONTHS ENDED JUNE 30,
                                                                              2003             2002
                                                                           ---------       ----------
 Risk free interest rate                                                      3.70%              4.39%
 Expected option lives (in years)                                              7.69               8.04
 Expected volatility                                                           123%                76%
 Expected dividend yield                                                        --%                --%

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 149"), which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149
(1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement does not result in any material change to our existing reporting.

2) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

         Soon after the Chapter 11 filings, the Debtors notified all known or potential creditors, in an effort to identify and quantify all pre petition claims against them (please note that the bar date for the filing of proofs of claim of our creditors for each of the Med Debtors and TLCS Debtors has passed). As a result of the Debtors' filings, substantially all of their indebtedness and lease obligations went into technical default. The Chapter 11 filings, however, automatically stayed or enjoined the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date, subject to certain exceptions under the Bankruptcy Code. For example, those creditor actions that seek to obtain property, or those that seek to create, perfect or enforce any lien against property of the Debtors, or those that seek to exercise rights or remedies with respect to a pre-petition claim, are enjoined. Such claims may proceed only if the Bankruptcy Court grants relief from the automatic stay. Under the Bankruptcy Code, actions to collect pre petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced, absent an order of the Bankruptcy Court.

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

DEBTOR-IN-POSSESSION FINANCING

         With regard to the Med Debtors, the Bankruptcy Court, by order dated December 23, 2002, approved a Debtor-In-Possession Master Purchase and Sale Agreement ("DIP Facility") between certain of our subsidiaries in bankruptcy, including Chartwell, CCG, CCS and Resource and Sun Capital. This secured debtor-in-possession financing arrangement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes. It also provided a source of outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.

         Under the DIP Facility, certain of our subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivables submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. We pay at a daily percentage rate of .075% for each day a factored receivable remains uncollected, which is equivalent to an annual percentage rate of 27%. Any non-factored receivables are maintained in a reserve account at Sun Capital and are available as cash disbursements.

         During the quarter ended June 30, 2003, CCG sold approximately $6.2 million worth of receivables to Sun Capital and received advances in the amount of $4.9 million. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in our Condensed Consolidated Balance Sheet in our Form 10-Q for the quarter ended June 30, 2003.

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

         The Med Debtors had the exclusive right to file a plan of reorganization during the 120 days after the Petition Date until March 27, 2003. We sought and received by order of the Bankruptcy Court, extensions to this exclusivity period. We now have until September 30, 2003 to file the plan. Our creditors have until October 31, 2003 to approve such plan. TLCS filed for two extensions of the exclusivity period and the Bankruptcy Court approved such extension until September 7, 2003.

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

         On December 22, 2002, the TLCS Debtors filed, and on January 13, 2003, the Med Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. Subsequent to the filing of the schedules and statements of financial affairs, the Med Debtors filed several amendments, setting forth potential creditors who were inadvertently omitted. All of the schedules are subject to further amendment or modification, if necessary. The initial deadline for filing proofs of claim against the Med Debtors with the Bankruptcy Court was April 21, 2003, with limited exceptions for governmental entities. The deadline for the additional creditors to file claims against the Med Debtors, pursuant to the amended schedules, is set for September 2, 2003. The deadline for filing proofs of claim against the TLCS Debtors with the Bankruptcy Court was May 30, 2003, with limited exceptions for governmental entities. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process has commenced, and in light of the number of the Debtors' creditors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims cannot be presently ascertained.

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

         Under the system of priorities of claim established by the Bankruptcy Code, unless creditors agree otherwise, pre- and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies, or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. The value of the common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in our securities and the securities of the other Debtors.

REORGANIZATION EXPENSES

         Reorganization expenses represent the net amounts we incurred as a direct result of the Chapter 11 filing and are presented separately in the Condensed Consolidated Statements of Operations. We incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly and adversely affect our results of operations.

         Reorganization expenses included in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2003 consist of the following (unaudited, in thousands):

       Professional services                        $ 1,638
       Other reorganization costs                       143
       United States Trustee filing fees                 55
                                                    -------
                                                    $ 1,836
                                                    =======

3) LIABILITIES SUBJECT TO COMPROMISE

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

         Under bankruptcy law, actions by creditors to collect indebtedness we owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. We have received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases or other events.

         Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was April 21, 2003 for the Med Debtors and May 30, 2003 for the TLCS Debtors. For the Med Debtors, an estimated 647 claims were filed as of June 20, 2003 out of an estimated 10,276 notices sent to constituents. For the TLCS Debtors, an estimated

1,102 claims were filed as of May 30, 2003 out of an estimated 22,088 notices sent to constituents. Amounts that we recorded are in many instances different from amounts filed by our creditors. Differences between amounts scheduled by us and claims by creditors are being investigated and resolved in connection with our claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization.

         The following table summarizes the components of liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003 (in thousands):

                                                                 JUNE 30, 2003   MARCH 31, 2003
                                                                  -----------    --------------
                                                                  (UNAUDITED)
  Long Term Debt

  Borrowings under credit facility............................      $ 122,237      $ 122,989
  Notes payable related to acquisitions.......................          2,892          2,892
  Term notes..................................................         28,679         28,679
  Debentures..................................................         57,300         57,300
  Debentures held by related party............................         12,500         12,500
  Other notes payable.........................................         16,893         16,893
                                                                    ---------      ---------
      Total debt..............................................        240,501        241,253

  Due to government agencies..................................         50,299         50,230
  Related party liability.....................................          2,337          2,337
  Lease obligations...........................................         10,138         10,189
  Accounts payable and vendor obligations.....................         16,427         16,671
  Accrued salaries and related benefit costs..................         16,034         16,308
  Accrued interest............................................          5,658          4,609
  Other accrued expenses......................................         14,985         15,276
                                                                    ---------      ---------
      Total liabilities.......................................        115,878        115,620
                                                                    ---------      ---------
          Total debt and liabilities subject to compromise....      $ 356,379      $ 356,873
                                                                    =========      =========

         Approximately $303.9 million and $296.2 million at June 30, 2003 and March 31, 2003, respectively, would have been classified as current liabilities if the Chapter 11 petitions had not been filed. Filing a petition generally causes the payment of unsecured or undersecured liabilities to be prohibited before the plan is confirmed. The Chapter 11 reorganization ending in confirmation of a plan typically takes more than one year or one operating cycle, if longer. Therefore, we classified all debt and liabilities subject to compromise as long term.

         In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three months ended June 30, 2003 was $6.1 million, which is $4.5 million in excess of interest included in the accompanying financial statements.

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

4) JOINT VENTURES AND MINORITY INTEREST

         As a result of the Chartwell merger in August 2001, we have investments in eight (8) joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. We also provide various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years. Our ownership in the joint ventures includes: one with 80% interest, which is consolidated, one with 45% interest and six with 50% interest, which we account for on an equity basis.

Minority interest of $395 thousand and $377 thousand, respectively at June 30, 2003 and March 31, 2003, represents the outside ownership in our joint ventures.

         A condensed balance sheet at June 30, 2003 and March 31, 2003 and a condensed statement of operations of the joint ventures accounted for on the equity method for the three months ended June 30, 2003 and 2002 are as follows:

                        Condensed Combined Balance Sheet
                            (unaudited, in thousands)

                                                     JUNE 30, 2003    MARCH 31, 2003
                                                     -------------    --------------
  Current assets....................................       $ 23,027       $ 26,670
  Non current assets................................          6,104          5,871
                                                           --------       --------
                                                             29,131         32,541
                                                           ========       ========

  Current liabilities...............................          7,219          8,564
                                                           --------        -------
  Non current liabilities...........................            473            529
                                                           --------        -------
                                                              7,692          9,093
  Members equity:
  Company...........................................         10,496         11,824
  Other members.....................................         10,943         11,624
                                                           --------        -------
                                                           $ 29,131       $ 32,541
                                                           ========       ========

                   Condensed Combined Statement of Operations
                            (unaudited, in thousands)


                                                         QUARTER ENDED   QUARTER ENDED
                                                         JUNE 30, 2003   JUNE 30, 2002
                                                         -------------   -------------
  Revenues..........................................       $ 20,205       $ 18,232
  Expenses..........................................         16,858         16,205
                                                           --------       --------
                                                              3,347          2,027
  Net income allocated to other members.............          1,771          1,121
                                                           --------       --------
  Net income........................................       $  1,576       $    906
                                                           ========       ========

5) INTANGIBLE ASSETS

         Our intangible assets at June 30, 2003 and March 31, 2003, other than goodwill, are as follows (in thousands):

                                                       GROSS CARRYING AMOUNT                    ACCUMULATED AMORTIZATION
                                                       ---------------------                    ------------------------
                                                   JUNE 30, 2003     MARCH 31, 2003         JUNE 30, 2003    MARCH 31, 2003
                                                   -------------     -------------          -------------   ---------------
                                                    (UNAUDITED)                              (UNAUDITED)
Amortized intangible assets:
Administrative service agreements                       $  7,950           $  7,950            $ (4,206)          $ (4,008)
                                                        --------           --------            ---------          --------
Total amortized intangible assets                          7,950              7,950              (4,206)            (4,008)
                                                        --------           --------            --------            -------
Unamortized identifiable intangible assets                28,100             28,100                  --                 --
                                                        --------           --------            ---------          --------
Total identifiable intangible assets                    $ 36,050           $ 36,050            $ (4,206)          $ (4,008)
                                                        ========           ========            =========          ========

         Unamoritzed intangible assets consist of contracts that we maintain with regional, national and governmental healthcare providers.

         Amortization expense related to intangible assets for the three months ended June 30, 2003 and 2002 amounted to $198 thousand and $207 thousand, respectively. The annual amortization that is expected to be recorded is as follows (unaudited, in thousands):

YEAR ENDING MARCH 31,
2004                             $  792
2005                                792
2006                                792
2007                                792
2008                                774
Thereafter                           --
                                 ------
                                 $3,942
                                 ======

6) FINANCING ARRANGEMENTS

         Our indebtedness at June 30, 2003 and March 31, 2003 consisted of the following (in thousands):

                                                          JUNE 30, 2003   MARCH 31, 2003
                                                          -------------   --------------
                                                            (UNAUDITED)
  Borrowings under credit facility....................       $ 122,237     $  122,989
  Notes payable related to acquisitions...............           2,892          2,892
  Term notes..........................................          28,679         28,679
  Debenture held by related party.....................          12,500         12,500
  Debentures..........................................          57,300         57,300
  Other notes payable.................................          16,893         16,893
  DIP facility........................................              --             --
                                                             ---------     ----------
  Total...............................................         240,501        241,253
  Less: debt subject to compromise....................        (240,501)      (241,253)
                                                             ---------     ----------
  Long term portion of debt and related party debt....       $      --     $       --
                                                             =========     ==========

         Due to the failure to make scheduled payments and the commencement of the Chapter 11 proceedings, we are in default of substantially all of our pre-petition debt and other long-term obligations. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. These debt obligations at June 30, 2003 and March 31, 2003 are classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets in accordance with SOP 90-7.

7) DISCONTINUED OPERATIONS

         In June 2001, e-Net Technology, Ltd. ("e-Net") filed for receivership. In accordance with the Emerging Issues Task Force ("EITF") Abstract No. 95-18, ACCOUNTING AND REPORTING FOR A DISCONTINUED BUSINESS SEGMENT WHEN THE MEASUREMENT DATE OCCURS AFTER THE BALANCE SHEET DATE BUT BEFORE THE ISSUANCE OF FINANCIAL STATEMENTS ("EITF 95-18"), we reflected the discontinued operations in the fiscal year ended March 31, 2001. We estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

         In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Solutions Business Segment, to Trestle Acquisition Corporation, a wholly owned subsidiary of Sunland Entertainment Co., Inc. The transaction included the sale of all of Trestle's intellectual property rights, certain operating assets plus the assumption of certain liabilities totaling approximately $1.4 million. Cash proceeds from the sale of $1.25 million will remain in escrow pending completion of our plan of reorganization under the bankruptcy proceedings and is included as restricted cash in assets of discontinued operations of the Condensed Consolidated Balance Sheet at June 30, 2003. In accordance with SFAS No. 144, the results of operations have been reported as discontinued operations.

         The net sales, expenses, assets and liabilities of our wholly owned subsidiaries, Trestle and e-Net, have been combined in our condensed consolidated financial statements under discontinued operations. The following is a condensed statement of operations for Trestle and e-Net for the three months ended June 30, 2003 and 2002, which comprises the results from discontinued operations (unaudited, in thousands):

                                                       THREE MONTHS ENDED JUNE 30, 2003
                                                      TRESTLE           e-NET            TOTAL
                                                      -------           -----           --------
Net sales............................................    $  112         $   --          $  112
Total cost and expenses..............................       608             --             608
                                                         ------         ------          ------
Operating loss from discontinued operations..........      (496)            --            (496)
Interest and taxes...................................       (34)            --             (34)
Reorganization items.................................         3             --               3
Other................................................        (6)            --              (6)
Gain on sale.........................................     1,410             --           1,410
                                                         ------         ------          ------
Income from discontinued operations..................    $  877         $   --          $  877
                                                         ======         ======          ======

                                                                   THREE MONTHS ENDED JUNE 30, 2002
                                                                  TRESTLE         e-NET          TOTAL
                                                                 ---------      ---------        --------
Net sales.....................................................   $     583      $      --        $    583
Total cost and expenses.......................................       1,761             --           1,761
                                                                 ---------      ---------        --------
Operating loss from discontinued operations...................      (1,178)            --         (1,178)
                                                                 ---------      ---------        --------
Loss from discontinued operations.............................   $  (1,178)     $      --        $ (1,178)
                                                                 =========      =========        ========

         The following is a condensed balance sheet for Trestle and e-Net at June 30, 2003 and March 31, 2003 (in thousands):

                                                                              JUNE 30, 2003
                                                                               (UNAUDITED)
                                                               TRESTLE           e-NET                TOTAL
                                                               -------        -------------          --------
ASSETS
Current assets:
   Cash ...............................................         $   --           $  2,172            $  2,172
   Restricted cash ....................................          1,250                 --               1,250
   Other receivables ..................................             --                142                 142
                                                                ------           --------            --------
   Total current assets ...............................          1,250              2,314               3,564
                                                                ------           --------            --------
Total assets ..........................................         $1,250           $  2,314            $  3,564
                                                                ======           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and other liabilities .............         $  116           $ 11,222            $ 11,338
                                                                ------           --------            --------
   Total current liabilities ..........................            116             11,222              11,338
                                                                ------           --------            --------
Long term liabilities:
   Liabilities subject to compromise ..................            871                 --                 871
                                                                ------           --------            --------
   Total long term liabilities ........................            871                 --                 871
                                                                ------           --------            --------
Stockholders' equity (deficit) ........................            263             (8,908)             (8,645)
                                                                ------           --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..         $1,250           $  2,314            $  3,564
                                                                ======           ========            ========

                                                                               MARCH 31, 2003
                                                                 TRESTLE           e-NET              TOTAL
                                                                 -------       ---------------      ---------
ASSETS
Current assets:
   Cash ..............................................         $   511           $     --            $    511
   Accounts receivable and other receivables .........             148                 --                 148
   Prepaid and other current assets ..................             232                 --                 232
                                                               -------           --------            --------
   Total current assets ..............................             891                 --                 891
                                                               -------           --------            --------
Non-Current assets:
   Property and equipment ............................              83                 --                  83
   Other .............................................             708              2,314               3,022
                                                               -------           --------            --------
   Total non-current assets ..........................             791              2,314               3,105
                                                               -------           --------            --------
Total assets .........................................         $ 1,682           $  2,314            $  3,996
                                                               =======           ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and other liabilities ............         $   494           $ 11,222            $ 11,716
                                                               -------           --------            --------
   Total current liabilities .........................             494             11,222              11,716
                                                               -------           --------            --------
Long term liabilities:
   Liabilities subject to compromise .................             871                 --                 871
   Deferred revenue ..................................             981                 --                 981
                                                               -------           --------            --------
   Total long term liabilities .......................           1,852                 --               1,852
                                                               -------           --------            --------
Stockholders' deficit ................................            (664)            (8,908)             (9,572)
                                                               -------           --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .         $ 1,682           $  2,314            $  3,996
                                                               =======           ========            ========

8) SEGMENT INFORMATION

         We derive our net sales from two operating segments: (1) Home health services comprised of skilled nursing care and attendant care services in the home and (2) Pharmacy services comprised of pharmaceutical management and distribution services.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies, which are contained in our Annual Report on Form 10-K for the year ended March 31, 2003, except as noted below.

         In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Business Segment. The results of operations of Trestle have been reported as discontinued operations in accordance with SFAS No. 144 (see Note 7).

         We evaluate performance based on operating earnings of our respective business segments; as such, there is no separately identifiable statement of operations data below operating loss.

         Our financial information by business segment is summarized as follows (unaudited, in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. No amounts from our Distance Medicine Business Segment are included in this column (unaudited, in thousands):

                                                                       HOME HEALTH       PHARMACY         OTHER             TOTAL
                                                                       -----------       --------       ---------         ---------
Three Months Ended June 30, 2003:
Net sales .......................................................        $ 71,502         $12,641        $   --           $  84,143
Operating income (loss) before depreciation and
amortization ....................................................           5,378             337          (2,345)            3,370
Depreciation and amortization ...................................             953             237             249             1,439
Operating income (loss) income ..................................           4,425             100          (2,594)            1,931
Capital expenditures ............................................              77             129              11               217
Total assets as of June 30, 2003 ................................        $ 80,259         $44,828        $ 12,690         $ 137,777

Three Months Ended June 30, 2002:
Net sales .......................................................        $ 83,656         $14,154        $   --           $  97,810
Operating income (loss) before depreciation and
amortization ....................................................             591           1,238          (3,413)           (1,584)
Depreciation and amortization ...................................             993             231             240             1,464
Operating income (loss) .........................................            (402)          1,007          (3,653)           (3,048)
Capital expenditures ............................................             246               4               2               252
Total assets at March 31, 2003 ..................................        $ 81,149         $49,801        $  7,309         $ 138,259

         Our U.S. sales from our pharmacy services and home health services segments are paid through third-party payors, including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients.

         During the three months ended June 30, 2003, approximately 83.3% of the sales from these segments were reimbursable by Medicare and Medicaid.

9) CONTINGENCIES AND LEGAL MATTERS

         As discussed in greater detail in Part I, Note 2 above, on the Petition Date, we and five of our domestic, wholly owned subsidiaries, Chartwell, CCS, CCG, Resource and Trestle, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02-88564." On November 8, 2002, TLCS along with nineteen of TLCS' subsidiaries filed voluntary petitions in the Bankruptcy Court under the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020." All of the entities continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court, while a plan of reorganization is formulated. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business.

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

         We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on our financial position, results of operations or cash flows. We, and certain related parties, have been and continue to be involved in litigation regarding certain of our acquisitions and strategic relationships, material and non-material. Where we are a party to such material litigation, a description of such litigation is set forth below.

         In our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, we reported on our pending legal proceedings. The following section updates that disclosure to the extent that developments in those proceedings have occurred since our Annual Report.

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

         A conference regarding potential settlement of this matter was held on August 15, 2003. The parties agreed to have another conference in the near future.

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

         Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus' answer to that complaint. A status conference was held on July 25, 2003. We intend to continue pursuing this litigation.

UNIVERSITY AFFILIATES

         In January 2002, we filed a Complaint against University Affiliates IPA ("UAIPA") and its president, Sam Romeo, who at the time was also a member of our board of directors, for breach of contract, fraud and, as to Mr. Romeo, breach of fiduciary duty arising out of a May 2, 2000 agreement between UAIPA and us (Med Diversified, Inc. v. University Affiliates IPA a/k/a Univ. Affiliates Med Grp.; Sam J.W. Romeo,
M.D. a/k/a Sam Romeo; Doe Defendants, Superior Court of the State of
California, County of Los Angeles, Case No. BC 266500). Under the agreement, during the quarter ended June 2000, we advanced $2 million to UAIPA for the purpose of creating a joint venture intended to combine UAIPA's supposed healthcare management expertise with Internet healthcare management systems in an effort to develop new business opportunities. As of the filing of the suit, the companies had not proceeded with the joint venture. According to the original agreement, if a formal joint venture agreement were not entered into between UAIPA and us by July 1, 2000, UAIPA would guarantee payment of $2.5 million to us on or before July 1, 2001. The $2.5 million has not been paid. We seek payment of this amount, plus any profits from the business opportunities that were to be transferred to the joint venture, and punitive damages.

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

         Due to our filing for bankruptcy protection and UAIPA's bankruptcy proceedings, this matter was subject to the automatic stay in both cases. On June 16, 2003, the Bankruptcy Court has entered an order settling this litigation without payment by any party.

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

         The defendants' answer on responsive pleadings was due on August 8, 2003 and was filed on such date. This adversary proceeding is in its initial stages, with a pretrial conference set before the Bankruptcy Court on August 15, 2003.

STEPHEN SAVITSKY, DAVID SAVITSKY, DALE R. CLIFT

         On May 16, 2003 we, along with TLCS, filed a lawsuit against Stephen Savitsky ("S. Savitsky"), David Savitsky ("D. Savitsky"), and Dale R. Clift ("Clift") in the Bankruptcy Court (Med Diversified, Inc.; Tender Loving Care Health Care Services, Inc. v. Stephen Savitsky; David Savitsky; Dale R. Clift, United States Bankruptcy Court for the Eastern District of New York, Adversary Proceeding No. 03-8244). Up until October 28, 2002, S. Savitsky served as Chief Executive Officer of TLCS. From October 28, 2002 until his resignation on November 6, 2002, S. Savitsky served as Executive Vice President of TLCS. Up until or shortly after October 28, 2002, D. Savitsky served as Vice Chairman of Governmental Affairs for TLCS. Up until February 27, 2002, Clift served as President and Chief Operating Officer of TLCS.

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

         The defendants' answers were due on June 30, 2003 and were filed on such date. Discovery is proceeding in this matter.

10) DEBTOR FINANCIALS

         The following condensed consolidating balance sheet as of June 30, 2003 and March 31, 2003 and the related condensed consolidating statements of income and statements of cash flows for the three months ended June 30, 2003 are presented in accordance with SOP 90-7.

                      Condensed Consolidating Balance Sheet
                               As of June 30, 2003
                            (unaudited, in thousands)

                                                                              DEBTORS     NON-DEBTORS  ELIMINATIONS  CONSOLIDATED
                                                                             ---------    -----------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ............................................     $  13,367      $   285     $     --      $  13,652
  Accounts receivable, net .............................................        33,199        1,857           --         35,056
  Accounts receivable from affiliates ..................................            62        1,394       (1,358)            98
  Prepayments and other current assets .................................         5,188        3,154           --          8,342
  Assets of discontinued operations ....................................         1,250        2,314           --          3,564
                                                                             ---------      -------     --------      ---------
  Total current assets .................................................        53,066        9,004       (1,358)        60,712
                                                                             ---------      -------     --------      ---------
Non-current assets:
  Property and equipment, net ..........................................        12,496          192           --         12,688
  Goodwill, net ........................................................        13,408        7,140           --         20,548
  Investments ..........................................................         9,903        9,766       (9,766)         9,903
  Other intangibles, net ...............................................        31,844           --           --         31,844
  Other assets .........................................................         2,064           18           --          2,082
                                                                             ---------      -------     --------      ---------
  Total non-current assets .............................................        69,715       17,116       (9,766)        77,065
                                                                             ---------      -------     --------      ---------
  Total assets .........................................................     $ 122,781      $26,120     $(11,124)     $ 137,777
                                                                             =========      =======     ========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable .....................................................     $   6,460      $   445     $     --      $   6,905
  Accrued salaries and benefit costs ...................................        14,231          186           --         14,417
  Accrued liabilities ..................................................         8,140          262           --          8,402
  Liabilities of discontinued operations ...............................           116       11,222           --         11,338
  Current maturities of capital leases .................................            --           10           --             10
                                                                             ---------      -------     --------      ---------
  Total current liabilities ............................................        28,947       12,125           --         41,072
                                                                             ---------      -------     --------      ---------
Long-Term liabilities:
  Liabilities subject to compromise ....................................       356,379           --           --        356,379
  Capital leases .......................................................            --           17           --             17
  Long-term debt and lease commitments of discontinued operations ......           871           --           --            871
                                                                             ---------      -------     --------      ---------
  Total long-term liabilities ..........................................       357,250           17           --        357,267
                                                                             ---------      -------     --------      ---------
Minority interest ......................................................           122          273           --            395
  Total stockholders' deficit ..........................................      (263,538)      13,705      (11,124)      (260,957)
                                                                             ---------      -------     --------      ---------
  Total liabilities and stockholders' deficit ..........................     $ 122,781      $26,120     $(11,124)     $ 137,777
                                                                             =========      =======     ========      =========

                      Condensed Consolidating Balance Sheet
                              As of March 31, 2003
                                 (in thousands)

                                                                             DEBTORS     NON-DEBTORS  ELIMINATIONS  CONSOLIDATED
                                                                            ---------    -----------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................     $   9,831      $   241     $     --      $  10,072
  Accounts receivable, net ............................................        34,791        1,803           --         36,594
  Accounts receivable from affiliates .................................            59        1,417       (1,290)           186
  Prepayments and other current assets ................................         7,575          272           --          7,847
  Assets of discontinued operations ...................................           891           --           --            891
                                                                            ---------      -------     --------      ---------
  Total current assets ................................................        53,147        3,733       (1,290)        55,590
                                                                            ---------      -------     --------      ---------

Non-current assets:
  Property and equipment, net .........................................        13,624          232           --         13,856
  Goodwill, net .......................................................        13,408        7,140           --         20,548
  Investments .........................................................        11,231       11,094      (11,094)        11,231
  Other intangibles, net ..............................................        32,042           --           --         32,042
  Assets of discontinued operations ...................................           791        2,314           --          3,105
  Other assets ........................................................         1,869           18           --          1,887
                                                                            ---------      -------     --------      ---------
  Total non-current assets ............................................        72,965       20,798      (11,094)        82,669
                                                                            ---------      -------     --------      ---------
  Total assets ........................................................     $ 126,112      $24,531     $(12,384)     $ 138,259
                                                                            =========      =======     ========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ....................................................     $   5,572      $   276     $     --      $   5,848
  Accrued salaries and benefit costs ..................................        14,540          160           --         14,700
  Accrued liabilities .................................................         8,445          441           --          8,886
  Liabilities of discontinued operations ..............................           494       11,222           --         11,716
  Current maturities of capital leases ................................            --           10           --             10
                                                                            ---------      -------     --------      ---------
  Total current liabilities ...........................................        29,051       12,109           --         41,160
                                                                            ---------      -------     --------      ---------
Long-Term liabilities:
  Liabilities subject to compromise ...................................       356,873           --           --        356,873
  Capital leases ......................................................            --           20           --             20
  Long-term debt and lease commitments of discontinued operations .....            --           --           --             --
  Other liabilities ...................................................         1,852           --           --          1,852
                                                                            ---------      -------     --------      ---------
  Total long-term liabilities .........................................       358,725           20           --        358,745
                                                                            ---------      -------     --------      ---------
Minority interest .....................................................           115          262           --            377
  Total stockholders' deficit .........................................      (261,779)      12,140      (12,384)      (262,023)
                                                                            ---------      -------     --------      ---------
  Total liabilities and stockholders' deficit .........................     $ 126,112      $24,531     $(12,384)     $ 138,259
                                                                            =========      =======     ========      =========

                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2003
                            (unaudited, in thousands)

                                                                                 DEBTOR     NON-DEBTOR   ELIMINATIONS  CONSOLIDATED
                                                                                --------    ----------   -----------   ------------
NET SALES:
   Non affiliates ........................................................      $ 82,217       $ 1,822       $     --      $ 84,039
   Affiliates ............................................................            --           104             --           104
                                                                                --------       -------       --------      --------
        Total net sales ..................................................        82,217         1,926             --        84,143
                                                                                --------       -------       --------      --------
COSTS AND EXPENSES:
  Cost of sales ..........................................................        45,556         1,170             --        46,726
  Selling, general and administrative ....................................        33,317           730             --        34,047
  Depreciation and amortization ..........................................         1,400            39             --         1,439
                                                                                --------       -------       --------      --------
     Total costs and expenses ............................................        80,273         1,939             --        82,212
                                                                                --------       -------       --------      --------

OPERATING INCOME (LOSS) ..................................................         1,944           (13)            --         1,931

OTHER INCOME (EXPENSE):
  Interest expense .......................................................        (1,557)           (2)            --        (1,559)
  Other income ...........................................................            37            11             --            48
                                                                                --------       -------       --------      --------
LOSS BEFORE  REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY
IN EARNINGS OF JOINT VENTURES AND INCOME TAXES ...........................           424            (4)            --           420
                                                                                --------       -------       --------      --------
REORGANIZATION ITEMS .....................................................        (1,836)           --             --        (1,836)

MINORITY INTEREST, NET OF TAXES ..........................................            (7)          (11)            --           (18)

EQUITY IN EARNINGS ON JOINT VENTURES .....................................            --         1,576             --         1,576

INCOME TAXES .............................................................            --            --             --            --
                                                                                --------       -------       --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS .................................        (1,419)        1,561             --           142

INCOME FROM DISCONTINUED OPERATIONS ......................................           877            --             --           877
                                                                                --------       -------       --------      --------
NET INCOME (LOSS) ........................................................      $   (542)      $ 1,561       $     --      $  1,019
                                                                                ========       =======       ========      ========

                 Condensed Consolidated Statement of Cash Flows
                    For the Three Months Ended June 30, 2003
                            (unaudited, in thousands)


                                                                                           DEBTOR       NON-DEBTOR     CONSOLIDATED
                                                                                          ---------     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................................        $   (542)        $ 1,561        $  1,019
  (Gain) loss from discontinued operations .......................................            (877)             --            (877)
  Minority interest ..............................................................               7              11              18
  Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
  Loss on disposal of fixed assets................................................             144              --             144
  Equity in joint ventures .......................................................              --          (1,576)         (1,576)
  Non cash compensation ..........................................................              47              --              47
  Depreciation and amortization ..................................................           1,400              39           1,439
  Provision for doubtful accounts ................................................           1,646               1           1,647
  Net change in assets and liabilities affecting operations, net of acquisitions:
     Accounts receivable and affiliated receivables ..............................             (16)             (5)            (21)
     Prepayments and other assets ................................................           2,214          (2,904)           (690)
     Accounts payable and accrued liabilities ....................................             520              16             536
     Other liabilities ...........................................................              65              --              65
                                                                                          --------         -------        --------
  Net cash provided by (used in) operating activities ............................           4,608          (2,857)          1,751
                                                                                          --------         -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................................................            (217)             --            (217)
  Change in assets and liabilities of discontinued operations, net ...............          (1,301)             --          (1,301)
  Restricted cash received from sale of discontinued operations ..................           1,250              --           1,250
  Distributions received .........................................................              --              30              30
  Distributions from joint ventures subject to restriction........................              --           2,874           2,874
                                                                                          --------         -------        --------
  Net cash provided by (used in) investing activities ............................            (268)          2,904           2,636
                                                                                          --------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on long-term debt and related party debt, net .....................            (752)             --            (752)
  Net repayments of capital lease obligations ....................................             (52)             (3)            (55)
                                                                                          --------         -------        --------
  Net cash provided by financing activities ......................................            (804)             (3)           (807)
                                                                                          --------         -------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................           3,536              44           3,580
                                                                                          --------         -------        --------
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .........................           9,831             241          10,072
                                                                                          --------         -------        --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ...............................        $ 13,367         $   285        $ 13,652
                                                                                          ========         =======        ========
NON-CASH TRANSACTIONS:
  Liabilities assumed by purchaser of discontinued operations ....................        $  1,421         $    --        $  1,421
                                                                                          ========         =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2003.

         Statements in this quarterly report that relate to management's expectations, intentions or beliefs concerning future plans, expectations, events and performance are "forward-looking" within the meaning of the federal securities laws. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. These forward-looking statements include assumptions, beliefs and opinions relating to our business and growth strategy based upon management's interpretation and analysis of its own contractual and legal rights, of management's ability to satisfy industry and consumer needs with its strategies, and of healthcare industry trends. Management's forward-looking statements further assume that we will be able to successfully develop and execute on our strategic relationships and obtain approval for a plan of reorganization under the terms of the Bankruptcy Code. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of our products, changing technology, competition in the health-care market, government regulation of health care, general economic conditions, availability of capital, the outcome of pending litigation, our ability to successfully reorganize under the Bankruptcy Code and other factors. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Some important factors that could cause our actual results to differ materially from those projected in such forward-looking statements are discussed in our Annual Report on Form 10-K for the year ended March 31, 2003.

RESULTS OF CONTINUING OPERATIONS

         The results of continuing operations presented herein reflect the consolidated net sales and expenses from continuing operations for the three months ended June 30, 2003 and 2002 (unaudited, in thousands):

                                                       THREE MONTHS ENDED JUNE 30,
                                                         2003             2002
                                                       --------        --------
Net Sales                                              $ 84,143        $ 97,810
Costs and expenses:
    Cost of sales                                        46,726          54,964
    Sales and marketing                                     249             315
    General and administrative                           33,798          43,766
    Asset impairment charge                                  --             349
    Depreciation and amortization                         1,439           1,464
                                                       --------         -------

Total costs and expenses                                 82,212         100,858
                                                       --------        --------
Operating income (loss) from continuing operations     $  1,931        $ (3,048)
                                                       ========        ========
Net income (loss) from continuing operations           $    142        $(15,022)
                                                       ========        ========


         The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three months ended June 30, 2003 and 2002 (unaudited, in thousands):

                                                       THREE MONTHS ENDED JUNE 30, 2003   THREE MONTHS ENDED JUNE 30, 2002
                                                         CHARTWELL  JOINT VENTURES*          CHARTWELL  JOINT VENTURES*
                                                      -----------------------------       --------------------------------
Net Sales                                             $     23,571       $   20,205        $   25,133       $   18,231
Cost of Sales                                               16,939           12,247            18,220           10,720
                                                      ------------       ----------        ----------       ----------
Gross Profit                                                 6,632            7,958             6,913            7,511
Operating expenses                                           4,366            4,863             4,886            5,191
                                                      ------------       ----------        ----------        --------
Income from operations                                       2,266            3,095             2,027            2,320
Depreciation and amortization                                 (251)            (214)             (234)            (284)
Other income (expense)                                      (1,519)             466              (890)              (9)
Equity in earnings of joint venture                          1,576               --               906               --
Joint venture earnings allocated to other members               --           (1,771)               --           (1,121)
                                                      ------------       ----------        ----------        ---------
Net income                                            $      2,072       $    1,576        $    1,809        $     906
                                                      ============       ==========        ==========        =========

         As noted above, Chartwell's income from operations under management for the three months ended June 30, 2003 and 2002 totaled $1.6 million and $906 thousand, respectively.

* Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger, we have investments in eight joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. Our ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and six with 50 percent interest accounted for on the equity basis of accounting. Total Chartwell revenue under management for the three months ended June 30, 2003 and 2002, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, was $43.8 million and $43.4 million, respectively.

NET SALES

         Net sales for the three months ended June 30, 2003 and 2002 are summarized as follows (unaudited, in thousands):

                                                   THREE MONTHS ENDED JUNE 30,
 SEGMENT                                              2003              2002
 -------                                           ---------------------------
 Home Health/Alternate Site Services               $  71,502        $   83,656
 Pharmacy Management and Distribution                 12,641            14,154
                                                   ---------        ----------
 Total                                             $  84,143        $   97,810
                                                   =========        ==========

         Home Health/Alternate Site Services revenues decreased from $83.7 million to $71.5 million for the three months ended June 30, 2003 over the comparable prior year a decrease of $12.2 million, or 14.5%. This decrease consists of a reduction in revenue of $6.0 million resulting from the sale or closure of 14 locations from our TLCS subsidiary and approximately $6.1 million primarily from changes in payor mix, particularly at TLCS. All operations in the Home Health/Alternative Site Services segment have taken steps to reduce business with low margin payor sources and concurrently expand services to Medicare eligible patients, for whom we have clinical platforms that are cost effective and generate improved gross margins.

         Pharmacy Management and Distribution revenues decreased $1.5 million or 10.7% for the three months ended June 30, 2003 and 2002. This decrease is due primarily to the Company's reductions in referrals and focus on higher-margin therapies. The Company has and continues to take steps to reduce business from low-margin referral sources and expand its services to referral sources with higher-margin therapies.

COSTS AND EXPENSES

         Cost of sales for the three months ended June 30, 2003 and 2002 are summarized as follows (unaudited, in thousands):

                                               THREE MONTHS ENDED JUNE 30,
 SEGMENT                                           2003              2002
 -------                                      -----------------------------
 Home Health/Alternate Site Services....        $ 39,069          $ 46,266
 Pharmacy Management and Distribution...           7,657             8,698
                                                --------          --------
 Total..................................        $ 46,726          $ 54,964
                                                ========          ========

         Cost of sales as a percentage of sales for the three months ended June 30, 2003 and 2002 are summarized as follows:

 SEGMENT                                                 2003        2002
 -------                                         ----------------------------
 Home Health/Alternate Site Services...........         54.6%        55.3%
 Pharmacy Management and Distribution..........         60.6%        61.5%

         Both Home Health/Alternate Site Services and Pharmacy Management and Distribution cost of sales decreased in the three months ended June 30, 2003 as compared to the same periods in 2002 because of reduced sales. The reduction in cost of sales as a percentage of sales reflects the previously mentioned focus on payor and therapy mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased $10.4 million or 23.3% for the three months ended June 30, 2003 as compared to the comparable period in 2002. The decrease is attributed to the full impact of certain cost reduction programs implemented in 2002, especially at our TLCS subsidiary, which included the sale or closure of fourteen locations, reduction in personnel and related costs in its operating locations, regional support and corporate office. Additionally, a decrease in expense of $3.4 million related to executive non-cash compensation and a reduction in professional fees (classified as SG&A expenses) favorably impacted SG&A expenses for the three months ended June 30, 2003.

OTHER INCOME (EXPENSE)

         Interest expense decreased $11.2 million, from $12.8 million to $1.6 million, for the three months ended June 30, 2003. As compared to the comparable period in 2002, it was an 87.9% reduction. The decrease is attributed primarily to the reduction of $5.9 million in deferred financing fees from 2002 and the discontinued accruing of $4.5 million of interest related to certain unsecured debt, as prescribed by SOP 90-7.

RESULTS OF DISCONTINUED OPERATIONS

         In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle Corporation ("Trestle"), our wholly owned subsidiary, which made up our Distance Medicine Solutions Business Segment, to Trestle Acquisition Corporation, a wholly owned subsidiary of Sunland Entertainment Co., Inc. The transaction included the sale of all of Trestle's intellectual property rights, certain operating assets plus the assumption of certain liabilities totaling approximately $368 thousand. Proceeds from the sale of $1.25 million will remain in escrow pending completion of our plan of reorganization under the bankruptcy proceedings and is included as restricted cash in assets of discontinued operations of the Condensed Consolidated Balance Sheet at June 30, 2003. In accordance with SFAS No. 144, the results of operations have been reported as discontinued operations.

         In June 2001, e-Net Technology, Ltd. ("e-Net") filed for receivership. In accordance with the Emerging Issues Task Force ("EITF") Abstract No. 95-18, ACCOUNTING AND REPORTING FOR A DISCONTINUED BUSINESS SEGMENT WHEN THE MEASUREMENT DATE OCCURS AFTER THE BALANCE SHEET DATE BUT BEFORE THE ISSUANCE OF FINANCIAL STATEMENTS ("EITF 95-18"), we reflected the discontinued operations in the fiscal year ended March 31, 2001. We estimated the net realizable value of the assets of the discontinued operations and recorded a write down of $6.4 million in fiscal 2001.

         For further information regarding our discontinued operations, please see Part I, Note 7 of this quarterly report.

LIQUIDITY

         There are significant uncertainties about our ability to continue as a going concern. We have incurred accumulated losses of $682.9 million since our inception, including $417.3 million of goodwill and asset impairment charges. While we have reported net income for the three months ended June 30, 2003, there are no guarantees that we will be profitable in the future.

         In addition, we have consistently had negative working capital and cash flow from continuing operations, and lower than anticipated levels of cash ($13.7 million and $10.1 million of cash and cash equivalents at June 30, 2003 and March 31, 2003, respectively).

         We have consistently used cash in operations, including cash used in operating activities of $21.3 million in the fiscal year ended March 31, 2003. However, during the three months ended June 30, 2003, cash provided by operating activities approximated $1.8 million, primarily due to the net income for the period and non cash charges, such as bad debt expenses of $1.6 million, non cash compensation and expenses of $47 thousand and by depreciation and amortization expense of $1.4 million. During the three months ended June 30, 2002, cash used in operating activities of $14 million was primarily due to the net loss from the period of $16.2 million and the cash used by the net change in operating assets and liabilities of $10 million.

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

         In connection with being a debtor-in-possession, we obtained financing from Sun Capital. By order of the bankruptcy court dated December 23, 2002, Sun Capital has been approved to act as our source for outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy. For the quarter ended June 30, 2003, CCG has sold approximately $6.2 million worth of receivables to Sun Capital and has received advances in the amount of $4.9 million. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in our Condensed Consolidated Balance Sheet in our Form 10-Q for the quarter ended June 30, 2003.

         During the three months ended June 30, 2003 and 2002, cash provided in investing activities of $2.6 million and $1 million, respectively, was primarily from distributions from our joint ventures.

         During the three months ended June 30, 2003, we repaid cash from financing activities of approximately $807 thousand, primarily due to net payments from credit facilities. During the three months ended June 30, 2002, we used cash of $15.4 million in financing activities primarily due to borrowings from credit facilities.

         The following represents a summary of our estimated contractual obligations and commercial commitments:

                                                               PAYMENTS DUE BY PERIOD
                                                                   (IN THOUSANDS)
                                         TOTAL    LESS THAN 1 YEAR   1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
                                         -----    ----------------    ---------   ---------   -------------
Indebtedness.........................  $ 240,501     $ 240,501        $    --      $    --        $ --
Capital lease obligations............      4,001         1,923          2,057           21          --
Operating lease......................     15,169         6,246          7,659        1,243          21
Unconditional purchase obligations...         --            --             --           --          --
Other long-term obligations..........     50,299        50,299             --           --          --
                                       ---------     ---------        -------      -------        ----
Total contractual cash obligations...  $ 309,970     $ 298,969        $ 9,716      $ 1,264        $ 21
                                       =========     =========        =======      =======        ====



         Due to the failure to make scheduled payments and the commencement of Chapter 11 proceedings, we are in default of substantially all of our pre-petition debt and other long-term obligations. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. These debt obligations at March 31, 2003 and June 30, 2003 are classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets in accordance with SOP 90-7.

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

                                                                                        PAYMENTS DUE BY PERIOD
                                                                                     (IN THOUSANDS)
OTHER COMMERCIAL OBLIGATIONS       TOTAL AMOUNTS COMMITTED   LESS THAN 1 YEAR       1-3 YEARS      4-5 YEARS  AFTER 5 YEARS
----------------------------       -----------------------   ----------------       ---------      ---------  -------------
    Letters of credit                        $  640              $   --               $ 640          $   --       $   --

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

         On August 18, 2001, we entered into two offshore financing agreements with Societe Financiere du Seujet, Limited ("SFSL"), a
Securities/Purchase Agreement and a Debenture and Equity Agreement, providing for up to $83 million financing and $54 million in debenture financing, respectively. No funding was provided under either of those agreements. In August 2002, in conjunction with the Company's $70 million debenture refinancing, these agreements were terminated.

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

         In August 2002, we reached an agreement to refinance the $70 million of original debentures issued by Private Investment Bank, Limited ("PIBL") held by the holders of our outstanding debentures (the "Debenture Holders"). Pursuant to the agreement entered into with PIBL, as agent for the Debenture Holders, we issued five new amended debentures with a total principal balance of $57.5 million. The new debentures mature on June 28, 2004 unless there is an event of default that would cause acceleration of the amount due. The original debentures, which totaled $70 million and were due on June 28, 2002, have been cancelled. The reduced total of the new debentures reflects the $12.5 million of principal represented by a contractually subordinated debenture that was purchased by TEGCO Investments, LLC ("TegCo"). The new agreement is subject to standard terms and conditions including a schedule of payment obligations and the grant security interests in our assets. Also refer to our Form 8-K, dated August 19, 2002, reported under Item 5 the refinance of $70 million debentures held by PIBL. Due to our filing for bankruptcy protection, we are technically in default under these agreements.

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

         In order for us to continue our operations, we must be successful in obtaining additional funding by 1) maintaining our arrangement with Sun Capital as our source for debtor-in-possession financing; 2) successfully managing the reorganization of the TLCS and Med Debtors; and 3) preparing, filing and obtaining approval of plans of reorganization for the Med Debtors.

         Other factors, including those risk factors identified in our Form 10-K for the fiscal year ended March 31, 2003, adversely affect our ability to obtain additional funding.

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

CAPITAL EXPENDITURES

         There were no material commitments for capital expenditures during the quarter ended June 30, 2003, and no material commitments are anticipated in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET/PRICE RISK

         We are exposed to market risk in the normal course of business operations. We face competition and must offer our products and services at prices the market will bear. Management believes that we are well positioned with our mix of products and services to take advantage of future price increases for these products and services. However, should the prices for our products or services decline, this could adversely affect our future profitability and competitiveness.

INTEREST RATE RISK

         Our debt portfolio as of June 30, 2003 is composed entirely of fixed and variable rate debt denominated in United States currency. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rate on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. If interest rates significantly increase, we could incur additional interest expenses, which would negatively affect its cash flow and future profitability.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14 under supervision and with the participation of management, including our Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, within 90 days of filing this report. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         As discussed in greater detail in Part I, Note 2 above, on the Petition Date, we and five of our domestic, wholly owned subsidiaries, Chartwell, CCS, CCG, Resource and Trestle, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02-88564." On November 8, 2002, TLCS along with nineteen of TLCS' subsidiaries filed voluntary petitions in the Bankruptcy Court under the Bankruptcy Code. The reorganization cases are being jointly administered under the caption "In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020." All of the entities continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court, while a plan of reorganization is formulated. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business.

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

         We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for matters that are probable and reasonably estimable.

Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on our financial position, results of operations or cash flows. We, and certain related parties, have been and continue to be involved in litigation regarding certain of our acquisitions and strategic relationships, material and non-material. Where we are a party to such material litigation, a description of such litigation is set forth below.

         In our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, we reported on our pending legal proceedings. The following section updates that disclosure to the extent that developments in those proceedings have occurred since our Annual Report.

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

         A conference regarding potential settlement of this matter was held on August 15, 2003. The parties agreed to have another conference in the near future.

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

         Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus' answer to that complaint. A status conference was held on July 25, 2003. We intend to continue pursuing this litigation.

UNIVERSITY AFFILIATES

         In January 2002, we filed a Complaint against University Affiliates IPA ("UAIPA") and its president, Sam Romeo, who at the time was also a member of our board of directors, for breach of contract, fraud and, as to Mr. Romeo, breach of fiduciary duty arising out of a May 2, 2000 agreement between UAIPA and us (Med Diversified, Inc. v. University Affiliates IPA a/k/a Univ. Affiliates Med Grp.; Sam J.W. Romeo, M.D. a/k/a Sam Romeo; Doe Defendants, Superior Court of the State of California, County of Los Angeles, Case No. BC 266500). Under the agreement, during the quarter ended June 2000, we advanced $2 million to UAIPA for the purpose of creating a joint venture intended to combine UAIPA's supposed healthcare management expertise with Internet healthcare management systems in an effort to develop new business opportunities. As of the filing of the suit, the companies had not proceeded with the joint venture. According to the original agreement, if a formal joint venture agreement were not entered into between UAIPA and us by July 1, 2000, UAIPA would guarantee payment of $2.5 million to us on or before July 1, 2001. The $2.5 million has not been paid. We seek payment of this amount, plus any profits from the business opportunities that were to be transferred to the joint venture, and punitive damages.

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

         Due to our filing for bankruptcy protection and UAIPA's bankruptcy proceedings, this matter was subject to the automatic stay in both cases. On June 16, 2003, the Bankruptcy Court has entered an order settling this litigation without payment by any party.

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

         The defendants' answer on responsive pleadings was due on August 8, 2003 and was filed on such date. This adversary proceeding is in its initial stages, with a pretrial conference set before the Bankruptcy Court on August 15, 2003.

STEPHEN SAVITSKY, DAVID SAVITSKY, DALE R. CLIFT

         On May 16, 2003 we, along with TLCS, filed a lawsuit against Stephen Savitsky ("S. Savitsky"), David Savitsky ("D. Savitsky"), and Dale R. Clift ("Clift") in the Bankruptcy Court (Med Diversified, Inc.; Tender Loving Care Health Care Services, Inc. v. Stephen Savitsky; David Savitsky; Dale R. Clift, United States Bankruptcy Court for the Eastern District of New York, Adversary Proceeding No. 03-8244). Up until October 28, 2002, S. Savitsky served as Chief Executive Officer of TLCS. From October 28, 2002 until his resignation on November 6, 2002, S. Savitsky served as Executive Vice President of TLCS. Up until or shortly after October 28, 2002, D. Savitsky served as Vice Chairman of Governmental Affairs for TLCS. Up until February 27, 2002, Clift served as President and Chief Operating Officer of TLCS.

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

         The defendants' answers were due on June 30, 2003 and were filed on such date. Discovery is proceeding in this matter.

ITEM 2. CHANGES IN SECURITIES.

         During the three months ended June 30, 2003, we did not engage in any transactions involving the issuance of unregistered shares of our common stock or any other secutiries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         The Med Debtors made their Chapter 11 filings on November 27, 2002. As a result of the filings, no principal or interest payments have been or will be made on certain indebtedness incurred by the Med Debtors prior to November 27, 2002, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Med Debtors' Chapter 11 filings is set forth elsewhere in this Form 10-Q, including Notes 1 and 3 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

         TLCS and nineteen of its subsidiaries made their Chapter 11 filings on November 8, 2002. As a result of the filings, no principal or interest payments have been or will be made on certain indebtedness incurred by the Med Debtors prior to November 8, 2002, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Med Debtors' Chapter 11 filings is set forth elsewhere in this Form 10-Q, including Notes 1 and 3 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
    31.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
    31.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
    32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002
    32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

         (b) REPORTS ON FORM 8-K

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

                              Med Diversified, Inc.

                              By: /s/ Frank P. Magliochetti, Jr.
                                  -------------------------------
                                  Frank P. Magliochetti, Jr.
                                  Chairman and Chief Executive Officer
                                    (Principal Executive Officer)
Date: August 14, 2003

                              By: /s/ James A. Shanahan, III
                                  ---------------------------------
                                  James A. Shanahan, III
                                  Vice President of Finance and Accounting and
                                    Corporate Controller (Principal Financial
                                    and Accounting Officer)

Date: August 14, 2003