Form 10-Q
period 2003-09-30
MED DIVERSIFIED INC
filed 2003-11-19
CIK 800181

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

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

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         As of October 31, 2003, 148,661,526 shares of the registrant's common stock, $0.001 par value per share, were outstanding.


===============================================================================

EXPLANATORY NOTE

         As more fully explained in Part II, Item 5 of this quarterly report on Form 10-Q, on October 16, 2003, we formally requested permission from the Securities and Exchange Commission (the "SEC") to use modified reporting procedures under the Securities Exchange Act of 1934. We deferred the review of our financial statements filed as part of this quarterly report by our independent accountants, Brown & Brown, LLP ("Brown & Brown"), while our request was pending.

         Upon receiving the SEC's response to our request, Brown & Brown began reviewing our financial statements. At the completion of Brown & Brown's review, we plan to file a Form 8-K to report the completion of the Brown & Brown review if that review does not result in any material adjustments to our unaudited financial statements, or an amended quarterly report on Form 10-Q/A if any material adjustments are required.

===============================================================================

                                      INDEX

                                                                                                                Page
PART I.    FINANCIAL INFORMATION                                                                                 3

          Item 1.  Financial Statements.                                                                         3
                Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited)
                  and March 31, 2003                                                                             3
                Condensed Consolidated Statements of Operations for the Three Months ended
                  September 30, 2003 and 2002 (unaudited)                                                        4
                Condensed Consolidated Statements of Operations for the Six Months ended
                  September 30, 2003 and 2002 (unaudited)                                                        5
                Condensed Consolidated Statements of Cash Flows for the Six Months ended
                  September 30, 2003 and 2002 (unaudited)                                                        6
                Notes to the Condensed Consolidated Financial Statements at September 30, 2003 (unaudited)       7

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.        26

          Item 3. Quantitative and Qualitative Disclosures About Market Risk.                                   31

          Item 4. Controls and Procedures.                                                                      31

PART II.    OTHER INFORMATION                                                                                   31

          Item 1. Legal Proceedings.                                                                            31

          Item 2. Changes in Securities.                                                                        34

          Item 3. Defaults Upon Senior Securities.                                                              34

          Item 4. Submission of Matters to a Vote of Security Holders.                                          34

          Item 5. Other Information.                                                                            34

          Item 6. Exhibits and Reports on Form 8-K.                                                             34

SIGNATURES                                                                                                      35

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                          MED DIVERSIFIED, INC.
                             (Debtor-In-Possession as of November 27, 2002)
                                  Condensed Consolidated Balance Sheets
                                            (in thousands)

                                                                                                         SEPTEMBER 30,  MARCH 31,
                                                                                                            2003             2003
                                                                                                        (UNAUDITED)
                                                                                                         -----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents .........................................................................     $  15,827      $  10,072
   Accounts receivable, net of allowances of $21,121 and $26,209 at September 30, 2003 and
   March 31, 2003, respectively ......................................................................        34,329         36,594
   Accounts receivable from affiliates, net ..........................................................            63            186
   Prepayments and other current assets ..............................................................         7,890          7,847
   Assets of discontinued operations .................................................................         3,287            891
                                                                                                           ---------      ---------
       Total current assets ..........................................................................        61,396         55,590
                                                                                                           ---------      ---------
Non-current assets:
   Property and equipment, net .......................................................................        11,841         13,856
   Goodwill ..........................................................................................        20,840         20,548
   Investments .......................................................................................         9,612         11,231
   Other intangibles, net ............................................................................        31,646         32,042
   Assets of discontinued operations, net of current portion .........................................            --          3,105
   Other assets ......................................................................................         2,590          1,887
                                                                                                           ---------      ---------
       Total non-current assets ......................................................................        76,529         82,669
                                                                                                           ---------      ---------
TOTAL ASSETS .........................................................................................     $ 137,925      $ 138,259
                                                                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ..................................................................................     $   7,644      $   5,848
   Accrued salaries and benefit costs ................................................................        17,426         14,700
   Accrued liabilities ...............................................................................         8,165          8,886
   Liabilities of discontinued operations ............................................................        12,173         11,716
   Current maturities of capital leases ..............................................................         1,343             10
   Liabilities subject to compromise (Note 3) ........................................................       346,557             --
                                                                                                           ---------      ---------
       Total current liabilities .....................................................................       393,308         41,160
                                                                                                           ---------      ---------
Long-Term liabilities:
   Liabilities subject to compromise (Note 3) ........................................................            --        356,873
   Capital leases ....................................................................................           237             20
   Other liabilities .................................................................................           338             --
   Liabilities of discontinued operations, net of current portion ....................................            --          1,852
                                                                                                           ---------      ---------
       Total long-term liabilities ...................................................................           575        358,745
                                                                                                           ---------      ---------
Minority interest ....................................................................................           395            377
Stockholders' equity (deficit):
   Series A convertible preferred stock, 5,000 authorized, none issued or outstanding at
   September 30, 2003 and March 31, 2003 .............................................................            --             --
   Common shares, $0.001 par value, 400,000 shares authorized at September 30, 2003 and March
   31, 2003, 148,661 issued and outstanding at September 30, 2003 and March 31, 2003 .................           149            149
   Paid in capital ...................................................................................       427,179        427,179
   Stock subscription ................................................................................        (4,400)        (4,400)
   Common stock options ..............................................................................           377            377
   Deferred compensation .............................................................................            --            (63)
   Accumulated deficit ...............................................................................      (678,289)      (683,896)
   Accumulated other comprehensive income ............................................................            (3)            (3)
   Less: treasury shares at cost, 460 shares at September 30, 2003 and March 31, 2003 ................        (1,366)        (1,366)
                                                                                                           ---------      ---------
       Total stockholders' deficit ...................................................................      (256,353)      (262,023)
                                                                                                           ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..........................................................     $ 137,925      $ 138,259
                                                                                                           =========      =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      MED DIVERSIFIED, INC.
                          (Debtor-In-Possession as of November 27, 2002)
                         Condensed Consolidated Statements of Operations
                     For the Three Months Ended September 30, 2003 and 2002
                  (unaudited, in thousands, except for per share information)

                                                                                                             2003           2002
                                                                                                          ----------      --------
NET REVENUES:
   Non affiliates ....................................................................................     $  85,394      $  94,969
   Affiliates ........................................................................................           104            252
                                                                                                           ---------      ---------
        Total net sales ..............................................................................        85,498         95,221
                                                                                                           ---------      ---------
COSTS AND EXPENSES:
  Cost of sales ......................................................................................        47,757         54,452
  Selling, general and administrative (includes non-cash compensation of $16 thousand in 2003
    and $1.7 million in 2002) ........................................................................        32,727         43,938
  Depreciation and amortization ......................................................................         1,397          1,460
                                                                                                           ---------      ---------
     Total costs and expenses ........................................................................        81,881         99,850
                                                                                                           ---------      ---------
OPERATING INCOME (LOSS) ..............................................................................         3,617         (4,629)

OTHER INCOME (EXPENSE):
  Interest expense (contractual interest for the three months ended September 30, 2003 was
  $5.8 million) ......................................................................................        (1,181)        (7,290)
  Other income .......................................................................................            32            823
                                                                                                           ---------      ---------
INCOME (LOSS) FROM CONTINUING  OPERATIONS  BEFORE  REORGANIZATION  ITEMS,  MINORITY INTEREST AND
EQUITY IN EARNINGS OF JOINT VENTURES .................................................................         2,468        (11,096)

REORGANIZATION ITEMS .................................................................................         1,571             --

MINORITY INTEREST, NET OF TAXES ......................................................................            --             26

EQUITY IN EARNINGS OF JOINT VENTURES .................................................................         1,111            887
                                                                                                           ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .........................................         5,150        (10,183)

INCOME TAX EXPENSE ...................................................................................          (450)            --
                                                                                                           ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS .............................................................         4,700        (10,183)

(LOSS) FROM DISCONTINUED OPERATIONS ..................................................................          (113)        (1,281)
                                                                                                           ---------      ---------
NET INCOME (LOSS) ....................................................................................     $   4,587      $ (11,464)
                                                                                                           =========      =========

BASIC EARNINGS PER SHARE:
     Continuing operations ...........................................................................     $    0.03      $   (0.07)
                                                                                                           =========      =========
     Discontinued operations .........................................................................            --          (0.01)
                                                                                                           =========      =========
     Net income (loss) ...............................................................................     $    0.03      $   (0.08)
                                                                                                           =========      =========

WEIGHTED AVERAGE SHARES -- BASIC .....................................................................       148,661        147,260

DILUTED EARNINGS PER SHARE:
     Continuing operations ...........................................................................     $    0.03      $   (0.07)
                                                                                                           =========      =========
     Discontinued operations .........................................................................            --          (0.01)
                                                                                                           =========      =========
     Net income (loss) ...............................................................................     $    0.03      $   (0.08)
                                                                                                           =========      =========
WEIGHTED AVERAGE SHARES -- DILUTED ...................................................................       149,940        147,260
                                                                                                           =========      =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                 Condensed Consolidated Statements of Operations
              For the Six Months Ended September 30, 2003 and 2002
           (unaudited, in thousands, except for per share information)

                                                                                                           2003             2002
                                                                                                        ------------      --------
NET REVENUES:
   Non affiliates ....................................................................................     $ 169,433      $ 192,501
   Affiliates ........................................................................................           208            530
                                                                                                           ---------      ---------
        Total net sales ..............................................................................       169,641        193,031
                                                                                                           ---------      ---------
COSTS AND EXPENSES:
  Cost of sales ......................................................................................        94,483        109,416
  Selling, general and administrative (includes non-cash compensation of $62 thousand in 2003
  and $5.1 million in 2002) ..........................................................................        66,773         88,368
  Depreciation and amortization ......................................................................         2,836          2,924
                                                                                                           ---------      ---------
     Total costs and expenses ........................................................................       164,092        200,708
                                                                                                           ---------      ---------
OPERATING INCOME (LOSS) ..............................................................................         5,549         (7,677)

OTHER INCOME (EXPENSE):
  Interest expense (contractual interest for the six months ended September 30, 2003 was
  $11.9 million) .....................................................................................        (2,741)       (20,130)
  Other income .......................................................................................            81            823
                                                                                                           ---------      ---------
INCOME (LOSS) FROM CONTINUING  OPERATIONS  BEFORE  REORGANIZATION  ITEMS,  MINORITY INTEREST AND
EQUITY IN EARNINGS OF JOINT VENTURES .................................................................         2,889        (26,984)

REORGANIZATION ITEMS .................................................................................          (266)            --

MINORITY INTEREST, NET OF TAXES ......................................................................           (18)           (14)

EQUITY IN EARNINGS OF JOINT VENTURES .................................................................         2,688          1,793
                                                                                                           ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .........................................         5,293        (25,205)

INCOME TAX EXPENSE ...................................................................................          (450)            --
                                                                                                           ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS .............................................................         4,843        (25,205)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...........................................................           764         (2,459)
                                                                                                           ---------      ---------
NET INCOME (LOSS) ....................................................................................     $   5,607      $ (27,664)
                                                                                                           =========      =========
BASIC EARNINGS PER SHARE:
     Continuing operations ...........................................................................     $    0.03      $   (0.17)
                                                                                                           =========      =========
     Discontinued operations .........................................................................          0.01          (0.02)
                                                                                                           =========      =========
     Net income (loss) ...............................................................................     $    0.04      $   (0.19)
                                                                                                           =========      =========
WEIGHTED AVERAGE SHARES -- BASIC .....................................................................       148,661        147,033
                                                                                                           =========      =========
DILUTED EARNINGS PER SHARE:
     Continuing operations ...........................................................................     $    0.03      $   (0.17)
                                                                                                           =========      =========
     Discontinued operations .........................................................................          0.01          (0.02)
                                                                                                           =========      =========
     Net income (loss) ...............................................................................     $    0.04      $   (0.19)
                                                                                                           =========      =========
WEIGHTED AVERAGE SHARES -- DILUTED ...................................................................       149,868        147,033
                                                                                                           =========      =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
                 Condensed Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 2003 and 2002
                            (unaudited, in thousands)

                                                                                                              2003            2002
                                                                                                            ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................................................................      $  5,607       $(27,664)
  (Gain) loss from discontinued operations ...........................................................          (764)         2,459
  Minority interest ..................................................................................            18             14
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations:
  Loss on disposal of fixed assets ...................................................................           290             13
  Equity in joint ventures ...........................................................................        (2,688)        (1,793)
  Non cash compensation ..............................................................................            63          5,059
  Impairment charges and other non cash expenses .....................................................            --            349
  Depreciation and amortization ......................................................................         2,836          2,924
  Provision for doubtful accounts ....................................................................         2,203          1,875
  Deferred financing fees ............................................................................            --          5,896
  Gain on settlement of lease obligations ............................................................        (3,300)            --
  Net change in assets and liabilities affecting operations, net of acquisitions:
     Accounts receivable and affiliated receivables ..................................................           185          1,798
     Prepayments and other assets ....................................................................          (757)           944
     Accounts payable and accrued liabilities ........................................................           516        (16,357)
     Other liabilities ...............................................................................           296           (772)
                                                                                                            --------       --------
  Net cash provided by (used in) operating activities ................................................         4,505        (25,255)
                                                                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................................................          (704)          (704)
  Change in assets and liabilities of discontinued operations, net ...................................        (1,172)            --
  Restricted cash received from sale of discontinued operations ......................................         1,250             --
  Distributions received .............................................................................         1,230          1,898
  Distributions from joint ventures subject to restriction ...........................................         3,074             --
  Business acquisitions net of cash acquired .........................................................          (292)            --
                                                                                                            --------       --------
  Net cash provided by investing activities ..........................................................         3,386          1,194
                                                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on long-term debt and related party debt, net .........................................        (1,360)        (1,567)
  Net repayments of capital lease obligations ........................................................          (776)        (1,092)
  Net borrowings under factoring facility ............................................................            --         27,312
                                                                                                            --------       --------
  Net cash provided by (used in) financing activities ................................................        (2,136)        24,653
                                                                                                            --------       --------
INCREASE IN CASH AND CASH EQUIVALENTS ................................................................         5,755            592
                                                                                                            --------       --------
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD ...................................................        10,072          8,008
                                                                                                            --------       --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD .........................................................      $ 15,827       $  8,600
                                                                                                            ========       ========
NON-CASH TRANSACTIONS:
  Liabilities assumed by purchaser of discontinued operations ........................................      $  1,421       $     --
                                                                                                            ========       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MED DIVERSIFIED, INC.
                 (Debtor-In-Possession as of November 27, 2002)
             Notes to Condensed Consolidated Financial Statements at
                               September 30, 2003
                                   (unaudited)

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

         On November 27, 2002 (the "Petition Date"), we and five of our domestic, wholly owned subsidiaries, Chartwell Diversified Services, Inc. ("Chartwell"), Chartwell Community Services, Inc. ("CCS"), Chartwell Care Givers, Inc. ("CCG"), Resource Pharmacy, Inc. ("Resource") and Trestle Corporation ("Trestle") (collectively, the "Med Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The reorganization cases are being jointly administered under the caption "In re Med Diversified, Inc., et al., Case No. 8-02 88564." The Med Debtors continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, we are authorized to operate our business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

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

         The Med and TLCS Debtors' bankruptcy proceedings are each being separately administered by the Bankruptcy Court. The TLCS Debtors' operations represented approximately 67.8% and 67.6% of our consolidated net sales, respectively, for the three and six months ended September 30, 2003.

         By order of the Bankruptcy Court dated November 7, 2003, the Debtors are now required to engage in a process whereby substantially all of the assets of the Debtors may be sold pursuant to a sales process to be held on or about January 16, 2004 in the Bankruptcy Court, or on such date as may be agreed to amongst the Debtors and their creditors. Under the terms of this order, the Debtors are to receive bids from various parties interested in purchasing assets of the Debtors to purchase all or a portion of such assets on November 25, 2003. Thereafter, in consultation with a committee of the creditors of the Debtors (the "Oversight Committee") and a facilitator previously appointed by the Bankruptcy Court (the "Facilitator"), one or more bidders may be selected as a "stalking horse bidder". This means that such bidder shall set the terms, conditions and purchase price which competing bids received after the date of such selection must meet and/or exceed in order to be considered as a bidder qualified to submit a counteroffer. Consideration of the "stalking horse bidder" shall include the purchase price, ability to fund such a purchase and other considerations relevant to assessing the strength of such a bid.

         It is possible that current and/or former members or their affiliates of our management will submit bids for all or a portion of our assets. If the Oversight Committee and the Debtors are unable to agree on a "stalking horse bidder", the Facilitator may select the "stalking horse bidder". After the "stalking horse bidder" is selected, the Bankruptcy Court must approve the bid. The hearing at which this approval is to be obtained is scheduled currently for December 19, 2003 (this date may change in the event the Debtors and our creditors agree). At this hearing, the procedure under which competing bids may be submitted to be considered at the sale hearing will be approved by court order. Other bidders may continue to perform due diligence and may submit competing bids for consideration at the sale hearing to be held on or about January 16, 2004.

         At this time, we cannot say with certainty that there will be a "stalking horse bidder", what the terms of such a bid might be, whether other bidders will submit bids to be heard at the sale hearing on January 16, 2004, whether the closing of such a transaction will result in any meaningful recovery for our creditors or shareholders or whether the process will be significantly delayed due to unforeseen circumstances.

         We have also negotiated and agreed to a term sheet whereby the assets of our wholly owned subsidiary, Resource Pharmacy, Inc., will be sold under a similar sale process. We anticipate that such a sale will be consummated in January or February 2004.

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

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. However, as a result of the Bankruptcy proceedings and circumstances relating thereto, including our leveraged financial structure and cumulative losses from operations, such realization of assets and settlement of liabilities are subject to significant uncertainty. As described above, it is likely that during the pendency of the Bankruptcy proceedings, we shall sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. Our ability to continue as a going concern is dependent upon, among other things, the outcome of the sale process described above, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of our financing agreements and the ability to generate sufficient cash from operations and/or financing arrangements to meet our obligations and capital asset expenditure requirements.

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

         Our history of recurring operating losses, liquidity issues and the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, the ability to comply with the terms of the debtor-in-possession financing arrangement with Sun Capital Healthcare, Inc. ("Sun Capital"), the outcome of the sale process described above, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies we followed in preparing our financial statements are set forth in Note 2 to the financial statements included in our Annual Report Form 10-K for the year ended March 31, 2003. We have made no changes to these policies during this quarter.

         In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Business Segment. The results of the operations of Trestle have been reported as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS ("SFAS No. 144") (see Note 8). Unless otherwise indicated, amounts in the following notes exclude the effect of discontinued operations.

         Certain reclassifications have also been made to amounts from prior years to conform to the 2003 presentation.

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

         Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. A summary of the shares used to compute the net income (loss) per share is as follows (unaudited, in thousands):

                                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                                                 2003             2002
                                                                                            ---------------  --------------
Weighted average common shares used to compute basic net income (loss) per share                    148,661           147,260
Effect of dilutive securities                                                                         1,279                --
                                                                                            ---------------  ----------------
Weighted average common shares used to compute diluted net income (loss) per share                  149,940           147,260
                                                                                            ===============  ================

                                                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                                                                 2003             2002
                                                                                            --------------   --------------
Weighted average common shares used to compute basic net income (loss) per share                   148,661            147,033
Effect of dilutive securities                                                                        1,207                 --
                                                                                            --------------   ----------------
Weighted average common shares used to compute diluted net income (loss) per share                 149,868            147,033
                                                                                            ==============   ================

         As of September 30, 2003 and 2002, options and warrants to purchase approximately 63.4 million and 64.0 million shares of common stock were outstanding, respectively. The common stock equivalents that were anti-dilutive were excluded from the computation of diluted loss per share for the three months ended September 30, 2002 as such options and warrants were anti-dilutive. In accordance with SFAS No. 128, we have included certain options and warrants to acquire shares in fully diluted earnings per share because they are issuable for little or no cash consideration.

STOCK-BASED COMPENSATION

         As allowed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), we have elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net loss and net loss per share on a pro forma basis. At September 30, 2003, the Company had two stock incentive plans. We account for awards issued to employees under the plan using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No compensation expense has been recognized in connection with its stock option plans, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share had we adopted the fair value recognition provisions of SFAS No. 123 (unaudited, in thousands, except per share information):

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                               2003             2002
                                                                            --------          ----------
 Net income (loss), as reported                                             $  4,587          $  (11,464)
 Deduct: total stock-based employee compensation expense
       determined under fair market value based method for all
       awards, net of related tax effects                                        (8)                  (7)
                                                                            --------          ----------
 Pro forma net income (loss)                                                $  4,579          $  (11,471)
                                                                            ========          ==========
 Earnings (loss) per share:
       Basic, as reported                                                   $   0.03          $    (0.08)
                                                                            ========          ==========
       Basic, pro forma                                                     $   0.03          $    (0.08)
                                                                            ========          ==========
       Diluted, as reported                                                 $   0.03          $    (0.08)
                                                                            ========          ==========
       Diluted, pro forma                                                   $   0.03          $    (0.08)
                                                                            ========          ==========

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                              2003                2002
                                                                            --------          -----------
 Net income (loss), as reported                                             $  5,607          $  (27,664)
 Deduct: total stock-based employee compensation expense
       determined under fair market value based method for all
       awards, net of related tax effects                                       (13)                 (14)
                                                                            --------          ----------
 Pro forma net income (loss)                                                $  5,594          $  (27,678)
                                                                            ========          ==========
 Earnings (loss) per share:
       Basic, as reported                                                   $   0.04          $    (0.19)
                                                                            ========          ==========
       Basic, pro forma                                                     $   0.04          $    (0.19)
                                                                            ========          ==========
       Diluted, as reported                                                 $   0.04          $    (0.19)
                                                                            ========          ==========
       Diluted, pro forma                                                   $   0.04          $    (0.19)
                                                                            ========          ==========

         We estimated the fair value on the date of grant using the Black-Scholes Option Pricing Model. The following assumptions were used for each reporting period.

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                         2003                 2002
                                                                    --------------         -----------
 Risk free interest rate                                                      4.37%              4.39%
 Expected option lives (in years)                                             7.72               7.71
 Expected volatility                                                           184%               166%
 Expected dividend yield                                                        --%                --%

                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                                         2003                2002
                                                                  ------------------   -------------
 Risk free interest rate                                                      4.04%            4.22%
 Expected option lives (in years)                                             7.72             7.71
 Expected volatility                                                           193%             170%
 Expected dividend yield                                                        --%              --%

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 149"), which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149
(1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. This Statement does not have a material impact upon our financial position, results of operations or cash flows in the period ended September 30, 2003.

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

         At hearings held on December 2, 2002, December 9, 2002 and December 20, 2002 the Bankruptcy Court granted the Med Debtors' various motions to stabilize their operations and business relationships with customers, vendors, employees and others. The Court granted the Med Debtors authority to, among other things:
(a) pay certain pre-petition and post-petition employee wages, salaries, benefits, and other employee obligations; and (b) pay vendors and other providers in the ordinary course of business for goods and services received from and after the Petition Date, and other similar agreements. The Bankruptcy Court also gave interim and final approval for use of cash collateral.

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

         During the three and six months ended September 30, 2003, CCG sold approximately $5.2 million and $11.4 million, respectively, worth of receivables to Sun Capital and received advances in the amount of $4.2 million and $9.1 million, respectively. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in our Condensed Consolidated Balance Sheet in this Form 10-Q for the quarter ended September 30, 2003.

DEVELOPMENT OF A PLAN OF REORGANIZATION

         In connection with the sale process described previously in Note 1 of this quarterly report, the Debtors continue to develop a plan of reorganization through negotiations with their respective key creditor constituencies. A substantial portion of all pre-petition liabilities are subject to settlement under such a plan of reorganization to be voted upon by the Debtors' creditors, and subject to confirmation by the Bankruptcy Court. No assurance can be given regarding the timing of such a plan, the likelihood that such a plan will be developed, or the terms on which such a plan may be conditioned.

         Although the Debtors hope to file a reorganization plan that provides emergence from Chapter 11 during 2004, there can be no assurances that a plan of reorganization will be proposed by the Debtors, or approved by the requisite creditors, or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

         As previously described in Note 1 of this quarterly report, by order of the Bankruptcy Court dated November 7, 2003, the Debtors are now required to engage in a process whereby substantially all of the assets of the Debtors may be sold pursuant to a sale process to be held on or about January 16, 2004 in the Bankruptcy Court, or on such date as may be agreed to amongst the Debtors and their creditors. Under the terms of this order, the Debtors are to receive bids from various parties interested in purchasing assets of the Debtors to purchase all or a portion of such assets on November 25, 2003. Thereafter, in consultation with the Oversight Committee of the creditors of the Debtors and the Facilitator previously appointed by the Bankruptcy Court, one or more bidders may be selected as a "stalking horse bidder". This means that such bidder shall set the terms, conditions and purchase price which competing bids received after the date of such selection must meet and/or exceed in order to be considered a bidder qualified to submit a counteroffer. Consideration of the "stalking horse bidder" shall include the purchase price, ability to fund such a purchase and other considerations relevant to assessing the strength of such a bid.

         If the Oversight Committee and the Debtors are unable to agree on a "stalking horse bidder", the Facilitator may select the "stalking horse bidder". After the "stalking horse bidder" is selected, the Bankruptcy Court must approve the bid. The hearing at which this approval is to be obtained is scheduled currently for December 19, 2003 (this date may change in the event the Debtors and our creditors agree). At this hearing, the procedure under which competing bids may be submitted to be considered at the sale hearing will be approved by court order. Other bidders may continue to perform due diligence and may submit competing bids for consideration at the sale hearing to be held on or about January 16, 2004.

         At this time, we cannot say with certainty that there will be a "stalking horse bidder", what the terms of such a bid might be, whether other bidders will submit bids to be heard at the sale hearing on January 16, 2004, whether the closing of such a transaction will result in any meaningful recovery for our creditors or shareholders or whether the process will be significantly delayed due to unforeseen circumstances.

         We have also negotiated and agreed to a term sheet whereby the assets of our wholly owned subsidiary, Resource Pharmacy, Inc., will be sold under a similar sale process. We anticipate that such a sale will be consummated in January or February 2004.

         The Med Debtors had the exclusive right to file a plan of reorganization during the 120 days after the Petition Date until March 27, 2003. We sought and received by orders of the Bankruptcy Court, extensions to this exclusivity period. We now have until December 19, 2003 to file the plan. Our creditors have until February 20, 2004 to approve such plan. TLCS filed for extensions of the exclusivity period and the Bankruptcy Court approved such extension until December 19, 2003. The terms of the sale process set forth above may effect whether any further extensions will be sought by the Debtors or whether the Debtors will file a plan of reorganization at all.

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

         As required by the Bankruptcy Code, the United States Trustee has appointed official committees of unsecured creditors for TLCS, the Company and CCG (the "Official Committees"). The Official Committees, through their legal representatives, have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurances that the Official Committees will support the Debtors' positions in the reorganization cases or the plan or plans of reorganization if proposed. Disagreements among the Debtors and the Official Committees could protract the reorganization cases, negatively impacting the Debtors' ability to operate during their Chapter 11 cases, thus, possibly delaying the Debtors' emergence from Chapter 11.

         On December 22, 2002, the TLCS Debtors filed, and on January 13, 2003, the Med Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. Subsequent to the filing of the schedules and statements of financial affairs, the Med Debtors filed several amendments, setting forth potential creditors who were inadvertently omitted. All of the schedules are subject to further amendment or modification, if necessary. The initial deadline for filing proofs of claim against the Med Debtors with the Bankruptcy Court was April 21, 2003, with limited exceptions for governmental entities. The deadline for the additional creditors to file claims against the Med Debtors, pursuant to the amended schedules, was September 2, 2003. The deadline for filing proofs of claim against the TLCS Debtors with the Bankruptcy Court was May 30, 2003, with limited exceptions for governmental entities. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process has commenced, and in light of the number of the Debtors' creditors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims cannot be presently ascertained.

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

REORGANIZATION ITEMS

         Reorganization items represent the net amounts we incurred as a direct result of the Chapter 11 filing and are presented separately in the Condensed Consolidated Statements of Operations. These items include, but are not limited to, professional fees, Office of the United States Trustee fees and other expenditures relating to the Bankruptcy cases, offset by gains realized from the settlement of pre-petition liabilities and obligations. We incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, may significantly and adversely affect our results of operations.

         Reorganization items included in our Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2003 consist of the following (unaudited, in thousands):

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 SEPTEMBER 30, 2003           SEPTEMBER 30, 2003
                                                                 ------------------           ------------------
       Professional services                                          $ 1,613                      $ 3,251
       Other reorganization costs                                          77                          221
       United States Trustee filing fees                                   39                           94
       Gain on settlement of lease obligations                         (3,300)                      (3,300)
                                                                      -------                      -------
                                                                      $(1,571)                     $   266
                                                                      =======                      =======

         During the quarter ended September 30, 2003, our TLCS subsidiary settled an outstanding capital lease obligation and renegotiated the terms of an operating lease agreement, resulting in a reorganization gain of $1.9 million and $1.4 million, respectively.

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

         Under bankruptcy law, actions by creditors to collect indebtedness we owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. We have received approval from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Adjustments to the claims may result from negotiations, payments authorized by Bankruptcy Court order, additional rejection of executory contracts including leases or other events.

         Pursuant to an order of the Bankruptcy Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court was April 21, 2003 for the Med Debtors and May 30, 2003 for the TLCS Debtors. For the Med Debtors, an estimated 647 claims were filed as of June 20, 2003 out of an estimated 10,276 notices sent to constituents. For the TLCS Debtors, an estimated 1,102 claims were filed as of May 30, 2003 out of an estimated 22,088 notices sent to constituents. Amounts that we recorded are in many instances different from amounts filed by our creditors. Differences between amounts scheduled by us and claims by creditors are being investigated and resolved in connection with our claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization.

         The following table summarizes the components of liabilities subject to compromise in the Company's Condensed Consolidated Balance Sheets as of September 30, 2003 and March 31, 2003 (in thousands):

                                                                                   SEPTEMBER 30, 2003  MARCH 31, 2003
                                                                                     (UNAUDITED)
                                                                                   ------------------       ---------
  Long Term Debt
  Borrowings under credit facility ......................................              $121,629              $122,989
  Notes payable related to acquisitions .................................                 2,892                 2,892
  Term notes ............................................................                28,679                28,679
  Debentures ............................................................                57,300                57,300
  Debentures held by related party ......................................                12,500                12,500
  Other notes payable ...................................................                16,893                16,893
                                                                                       --------              --------
      Total debt ........................................................               239,893               241,253

  Due to government agencies ............................................                50,188                50,230
  Related party liability ...............................................                 2,337                 2,337
  Lease obligations .....................................................                 4,560                10,189
  Accounts payable and vendor obligations ...............................                16,250                16,671
  Accrued salaries and related benefit costs ............................                14,234                16,308
  Accrued interest ......................................................                 6,241                 4,609
  Other accrued expenses ................................................                12,854                15,276
                                                                                       --------              --------
      Total liabilities .................................................               106,664               115,620
                                                                                       --------              --------
          Total debt and liabilities subject to compromise ..............              $346,557              $356,873
                                                                                       ========              ========

         As of September 30, 2003, $346.6 million of liabilities subject to compromise have been classified as current liabilities as the Debtors expect to file a plan of reorganization that provides for emergence from Chapter 11 during 2004. However, there can be no assurance that a plan of reorganization will be approved by the requisite creditors or confirmed by the Bankruptcy Court.

         Approximately $296.2 million at March 31, 2003 would have been classified as current liabilities if the Chapter 11 petitions had not been filed. Filing a petition generally causes the payment of unsecured or undersecured liabilities to be prohibited before the plan is confirmed. The Chapter 11 reorganization ending in confirmation of a plan typically takes more than one year or one operating cycle, if longer. Therefore, we classified all debt and liabilities subject to compromise as long term.

         In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three and six months ended September 30, 2003 was $5.8 million and $11.9 million, respectively, which is $4.6 million and $9.2 million, respectively, in excess of interest included in the accompanying financial statements.

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

4) BUSINESS COMBINATIONS

         In September 2003, TLCS acquired certain assets of the home health care operations from The Washington Hospital located in Washington, Pennsylvania. The total acquisition cost was approximately $700 thousand, of which approximately $280 thousand plus related legal costs were paid by TLCS. The acquired business will be operated by a TLCS franchisee, pursuant to the terms of TLCS' standard franchise agreement. In connection with this acquisition, we recorded goodwill of $292 thousand.

5) JOINT VENTURES AND MINORITY INTEREST

         As a result of the Chartwell merger in August 2001, we have investments in eight (8) joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. We also provide various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years. Our ownership in the joint ventures includes: one with 80% interest, which is consolidated, one with 45% interest and six with 50% interest, which we account for on an equity basis. Minority interest of $395 thousand and $377 thousand, respectively at September 30, 2003 and March 31, 2003, represents the outside ownership in our consolidated joint venture.

         A condensed balance sheet at September 30, 2003 and March 31, 2003 and a condensed statement of operations of the joint ventures accounted for on the equity method for the three and six months ended September 30, 2003 and 2002 are as follows:

                        Condensed Combined Balance Sheet
                            (unaudited, in thousands)

                                                                                             SEPTEMBER 30, 2003      MARCH 31, 2003
                                                                                             ------------------      -------------
  Current assets ...............................................................                   $21,703               $26,670
  Non current assets ...........................................................                     6,134                 5,871
                                                                                                   -------               -------
                                                                                                    27,837                32,541
                                                                                                   =======               =======
  Current liabilities ..........................................................                     6,563                 8,564
  Non current liabilities ......................................................                       431                   529
                                                                                                   -------               -------
                                                                                                     6,994                 9,093
  Members equity:
  Company ......................................................................                    10,205                11,824
  Other members ................................................................                    10,638                11,624
                                                                                                   -------               -------
                                                                                                   $27,837               $32,541
                                                                                                   =======               =======

                     Condensed Combined State of Operations
                           (unaudited, in thousands)

                                                                                            THREE MONTHS             THREE MONTHS
                                                                                                ENDED                    ENDED
                                                                                            SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                                            ------------------    ------------------
  Revenues .....................................................................                   $16,941                   $18,803
  Expenses .....................................................................                    14,525                    16,857
                                                                                                   -------                   -------
                                                                                                     2,416                     1,946
  Net income allocated to other members ........................................                     1,305                     1,059
                                                                                                   -------                   -------
  Net income ...................................................................                   $ 1,111                   $   887
                                                                                                   =======                   =======

                                                                                             SIX MONTHS             SIX MONTHS
                                                                                                ENDED                  ENDED
                                                                                            SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                                            ------------------    ------------------
  Revenues .....................................................................                   $37,146                   $37,035
  Expenses .....................................................................                    31,382                    33,062
                                                                                                   -------                   -------
                                                                                                     5,764                     3,973
                                                                                                   -------                   -------
  Net income allocated to other members ........................................                     3,076                     2,180
                                                                                                   -------                   -------
  Net income ...................................................................                   $ 2,688                   $ 1,793
                                                                                                   =======                   =======

6) INTANGIBLE ASSETS

         Our intangible assets at September 30, 2003 and March 31, 2003, other than goodwill, are as follows (in thousands):

                                                          GROSS CARRYING AMOUNT                 ACCUMULATED AMORTIZATION
                                                 SEPTEMBER 30, 2003     MARCH 31, 2003   SEPTEMBER 30, 2003     MARCH 31, 2003
                                                     (UNAUDITED)                             (UNAUDITED)
                                                     -----------        --------------       -----------        --------------
Amortized intangible assets:
Administrative service agreements                       $  7,950           $  7,950            $ (4,404)          $ (4,008)
                                                        --------           --------            ---------          ---------
Total amortized intangible assets                          7,950              7,950              (4,404)            (4,008)
                                                        --------           --------            ---------            -------
Unamortized identifiable intangible assets                28,100             28,100                  --                 --
                                                        --------           --------            ---------          ---------
Total identifiable intangible assets                    $ 36,050           $ 36,050            $ (4,404)          $ (4,008)
                                                        ========           ========            =========          =========

         Unamortized intangible assets consist of contracts that we maintain with regional, national and governmental healthcare providers.

         Amortization expense related to intangible assets for the three and six months ended September 30, 2003 amounted to $198 thousand and $396 thousand, respectively. The annual amortization that is expected to be recorded is as follows (unaudited, in thousands):

YEAR ENDING MARCH 31,
2004                                                    $   792
2005                                                        792
2006                                                        792
2007                                                        792
2008                                                        774
Thereafter                                                   --
                                                        -------
                                                        $ 3,942
                                                        =======

7) FINANCING ARRANGEMENTS

         Our indebtedness at September 30, 2003 and March 31, 2003 consisted of the following (in thousands):

                                                                              SEPTEMBER 30, 2003  MARCH 31, 2003
                                                                                      (UNAUDITED)
                                                                               -----------------  --------------
  Borrowings under credit facility...........................................          $ 121,629      $ 122,989
  Notes payable related to acquisitions......................................              2,892          2,892
  Term notes.................................................................             28,679         28,679
  Debenture held by related party............................................             12,500         12,500
  Debentures.................................................................             57,300         57,300
  Other notes payable........................................................             16,893         16,893
                                                                                       ---------        -------
  Total......................................................................            239,893        241,253
  Less: debt subject to compromise...........................................           (239,893)      (241,253)
                                                                                       ---------      ---------
  Debt and related party debt                                                          $      --      $      --
                                                                                       =========      =========

         Due to the failure to make scheduled payments and the commencement of the Chapter 11 proceedings, we are in default of substantially all of our pre-petition debt and other long-term obligations. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. These debt obligations at September 30, 2003 and March 31, 2003 are classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets in accordance with SOP 90-7.

         In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three and six months ended September 30, 2003 was $5.8 million and $11.9 million, respectively, which is $4.6 million and $9.2 million, respectively, in excess of interest included in the accompanying financial statements.

8) DISCONTINUED OPERATIONS

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

         In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Solutions Business Segment, to Trestle Acquisition Corporation, a wholly owned subsidiary of Sunland Entertainment Co., Inc. The transaction included the sale of all of Trestle's intellectual property rights, certain operating assets plus the assumption of certain liabilities totaling approximately $1.4 million. Cash proceeds from the sale of $1.25 million will remain in escrow pending completion of our plan of reorganization. A portion of the proceeds is currently being used to pay professional fees associated with the Trestle sale and fees associated with our continuing bankruptcy proceedings. As of September 30, 2003, net remaining proceeds of $1.1 million is included in assets of discontinued operations on the Condensed Consolidated Balance Sheet. In accordance with SFAS No. 144, the results of operations have been reported as discontinued operations.

         The net sales, expenses, assets and liabilities of our wholly owned subsidiaries, Trestle and e-Net, have been combined in our condensed consolidated financial statements under discontinued operations. The following is a condensed statement of operations for Trestle and e-Net for the three and six months ended September 30, 2003 and 2002, which comprises the results from discontinued operations (unaudited, in thousands):

                                                                           THREE MONTHS ENDED
                                                                            SEPTEMBER 30, 2003
                                                                   TRESTLE              E-NET                TOTAL
                                                                   -------              -------             ------
Net sales ........................................................   $  --               $   --              $  --
Total cost and expenses ..........................................      --                   --                 --
                                                                     -----               ------              -----
                                                                                                             -----
Operating loss from discontinued operations ......................      --                   --                 --
Interest and taxes ...............................................      --                   --                 --
Reorganization items .............................................     (37)                  --                (37)
Other ............................................................       5                   --                  5
Loss on sale .....................................................     (81)                  --                (81)
                                                                     -----               ------              -----
Income from discontinued operations ..............................   $(113)              $   --              $(113)
                                                                     =====               ======              =====

                                                                                        SIX MONTHS ENDED SEPTEMBER 30, 2003
                                                                                  TRESTLE               E-NET               TOTAL
                                                                                  -------              -------             ------
Net sales ...........................................................                $112              $     --                $112
Total cost and expenses .............................................                 608                    --                 608
                                                                                  -------              --------             -------
Operating loss from discontinued operations .........................                (496)                   --                (496)
Interest and taxes ..................................................                 (34)                   --                 (34)
Reorganization items ................................................                 (34)                   --                 (34)
Other ...............................................................                  (1)                   --                  (1)
Gain on sale ........................................................               1,329                    --               1,329
                                                                                  -------              --------             -------
Income from discontinued operations .................................                $764              $     --                $764
                                                                                  =======              ========             =======

                                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                                                  TRESTLE               E-NET               TOTAL
                                                                                  -------              -------             ------
Net sales ...........................................................                $389              $     --                $389
Total cost and expenses .............................................               1,670                    --               1,670
                                                                                  -------              --------             -------
Operating loss from discontinued operations .........................              (1,281)                   --              (1,281)
                                                                                  -------              --------             -------
Loss from discontinued operations ...................................             $(1,281)             $     --             $(1,281)
                                                                                  =======              ========             =======

                                                                                        SIX MONTHS ENDED SEPTEMBER 30, 2002
                                                                                  TRESTLE               E-NET               TOTAL
                                                                                  -------              -------             ------
Net sales ...........................................................                $972              $     --                $972
Total cost and expenses .............................................               3,431                    --               3,431
                                                                                  -------              --------             -------
Operating loss from discontinued operations .........................              (2,459)                   --              (2,459)
                                                                                  -------              --------             -------
Loss from discontinued operations ...................................             $(2,459)             $     --             $(2,459)
                                                                                  =======              ========             =======

         The following is a condensed balance sheet for Trestle and e-Net at September 30, 2003 and March 31, 2003 (in thousands):

                                                                                                 SEPTEMBER 30, 2003
                                                                                                     (UNAUDITED)
                                                                                      TRESTLE          E-NET              TOTAL
                                                                                      -------          -------            ------
ASSETS
Current assets:
   Cash ...................................................................           $   --           $  2,172            $  2,172
   Restricted cash ........................................................            1,101                 --               1,101
   Other receivables ......................................................               --                 14                  14
                                                                                      ------           --------            --------
   Total current assets ...................................................            1,101              2,186               3,287
                                                                                      ------           --------            --------
Total assets ..............................................................           $1,101           $  2,186            $  3,287
                                                                                      ======           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and other liabilities .................................           $   80           $ 11,222            $ 11,302
   Liabilities subject to compromise ......................................              871                 --                 871
                                                                                      ------           --------            --------
   Total current liabilities ..............................................              951             11,222              12,173
                                                                                      ------           --------            --------
Stockholders' equity (deficit) ............................................              150             (9,036)             (8,886)
                                                                                      ------           --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ......................           $1,101           $  2,186            $  3,287
                                                                                      ======           ========            ========

                                                                                                  MARCH 31, 2003
                                                                                      TRESTLE         E-NET          TOTAL
                                                                                      -------         -------        ------
ASSETS
Current assets:
   Cash .................................................................           $   511            $     --            $    511
   Accounts receivable and other receivables ............................               148                  --                 148
   Prepaid and other current assets .....................................               232                  --                 232
                                                                                    -------            --------            --------
   Total current assets .................................................               891                  --                 891
                                                                                    -------            --------            --------
Non-Current assets:
   Property and equipment ...............................................                83                  --                  83
   Other ................................................................               708               2,314               3,022
                                                                                    -------            --------            --------
   Total non-current assets .............................................               791               2,314               3,105
                                                                                    -------            --------            --------
Total assets ............................................................           $ 1,682            $  2,314            $  3,996
                                                                                    =======            ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and other liabilities ...............................           $   494            $ 11,222            $ 11,716
                                                                                    -------            --------            --------
   Total current liabilities ............................................               494              11,222              11,716
                                                                                    -------            --------            --------
Long term liabilities:
   Liabilities subject to compromise ....................................               871                  --                 871
   Deferred revenue .....................................................               981                  --                 981
                                                                                    -------            --------            --------
   Total long term liabilities ..........................................             1,852                  --               1,852
                                                                                    -------            --------            --------
Stockholders' deficit ...................................................              (664)             (8,908)             (9,572)
                                                                                    -------            --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ....................           $ 1,682            $  2,314            $  3,996
                                                                                    =======            ========            ========

9) SEGMENT INFORMATION

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

         In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Business Segment. The results of operations of Trestle have been reported as discontinued operations in accordance with SFAS No. 144 (see Note 8).

         We evaluate performance based on operating earnings of our respective business segments; as such, there is no separately identifiable statement of operations data below operating loss.

         Our financial information by business segment is summarized as follows (unaudited, in thousands). The "Other" column includes corporate related items and other expenses not allocated to reportable segments. No amounts from our former Distance Medicine Business Segment are included in this column (unaudited, in thousands):

                                                                        HOME HEALTH       PHARMACY         OTHER            TOTAL
                                                                        -----------       --------        -------          -------
Three Months Ended September 30, 2003:
Net sales .......................................................        $73,185        $ 12,313         $     --         $  85,498
Operating income (loss) before depreciation and
amortization ....................................................          6,672             768           (2,426)            5,014
Depreciation and amortization ...................................            931             238              228             1,397
Operating income (loss) income ..................................          5,741             530           (2,654)            3,617
Capital expenditures
                                                                             252             182               53               487
Total assets as of September 30, 2003 ...........................        $81,843        $ 43,035         $ 13,047         $ 137,925

Three Months Ended September 30, 2002:
Net sales .......................................................        $81,865        $ 13,356         $     --         $  95,221
Operating income (loss) before depreciation and
amortization ....................................................          2,295               5           (5,469)           (3,169)
Depreciation and amortization ...................................            973             259              228             1,460
Operating income (loss) .........................................          1,322            (254)          (5,697)           (4,629)
Capital expenditures ............................................            229             148               74               451
Total assets at March 31, 2003 ..................................        $81,149        $ 49,801         $  7,309         $ 138,259

                                                                        HOME HEALTH       PHARMACY         OTHER            TOTAL
                                                                        -----------       --------        -------          -------
Six Months Ended September 30, 2003:
Net sales ........................................................        $144,687        $24,954        $     --         $ 169,641
Operating income (loss) before depreciation and
amortization .....................................................          12,051          1,105          (4,771)            8,385
Depreciation and amortization ....................................           1,885            475             476             2,836
Operating income (loss) income ...................................          10,166            630          (5,247)            5,549
Capital expenditures .............................................             369            311              24               704
Total assets as of September 30, 2003 ............................        $ 81,843        $43,035        $ 13,047         $ 137,925

Six Months Ended September 30, 2002:
Net sales ........................................................        $165,521        $27,510        $     --         $ 193,091
Operating income (loss) before depreciation and
amortization .....................................................           2,887          1,243          (8,883)           (4,753)
Depreciation and amortization ....................................           1,966            490             468             2,924
Operating income (loss) ..........................................             921            753          (9,351)           (7,677)
Capital expenditures .............................................             475            152              77               704
Total assets at March 31, 2003 ...................................        $ 81,149        $49,801        $  7,309         $ 138,259

         Our U.S. sales from our pharmacy services and home health services segments are paid through third-party payors, including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients.

         During the three and six months ended September 30, 2003, approximately 83.6% and 83.4%, respectively, of the sales from these segments were reimbursable by Medicare and Medicaid.

10) CONTINGENCIES AND LEGAL MATTERS

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

         In connection with our filing for bankruptcy protection, much of the litigation noted below, if it was not settled prior to the filing for bankruptcy, has been automatically stayed under bankruptcy law, meaning, where we are a defendant, that no adverse party may take any action in the context of such litigation unless such party obtains relief from the automatic stay. Where we are the plaintiff, we may pursue such litigation at our option. Except as described below, none of such pending litigation, in our opinion, could have a material adverse impact on our consolidated financial condition, results of operations or businesses.

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

         This matter is currently in discovery and motions setting forth the parties' legal positions are to be filed with the arbitrator by December 19, 2003.

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

         Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus' answer to that complaint. A status conference was held on November 14, 2003. We intend to continue pursuing this litigation, and seek all available remedies.

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

         The defendants' answer on responsive pleadings was due on August 8, 2003 and was filed on such date. Discovery is proceeding in this matter.

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

         The defendants' answers were due on June 30, 2003 and were filed on such date. Discovery is proceeding in this matter and a pretrial conference is scheduled for November 24, 2003. The court granted the defendants' motion for summary judgment as to TLCS, but denied it as to the Med Debtors at a hearing held on October 20, 2003. A trial is currently docketed for December 2, 2003, but we expect that such trial date could be delayed, given the preparation of expert testimony.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         On August 19, 2003, we were served with a subpoena by the Securities and Exchange Commission (the "SEC") in connection with an ongoing informal inquiry. Since that date, we have been in communication with the SEC regarding the scope of the subpoena, and have been providing documentation that is responsive to the subpoena. We have been and shall continue to cooperate fully with this investigation.

11) DEBTOR FINANCIALS

         The following condensed consolidating balance sheet as of September 30, 2003 and March 31, 2003 and the related condensed consolidating statements of income and statements of cash flows for the three and six months ended September 30, 2003 are presented in accordance with SOP 90-7.

                      Condensed Consolidating Balance Sheet
                            As of September 30, 2003
                            (unaudited, in thousands)

                                                                          DEBTORS     NON-DEBTORS    ELIMINATIONS      CONSOLIDATED
                                                                        ---------     -----------    ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................................        $  15,321         $   506        $     --         $  15,827
  Accounts receivable, net .....................................           32,802           1,527              --            34,329
  Accounts receivable from affiliates ..........................               69           1,548          (1,554)               63
  Prepayments and other current assets .........................            5,097           2,793              --             7,890
  Assets of discontinued operations ............................            1,101           2,186              --             3,287
                                                                        ---------         -------        --------         ---------
  Total current assets .........................................           54,390           8,560          (1,554)           61,396
                                                                        ---------         -------        --------         ---------
Non-current assets:
  Property and equipment, net ..................................           11,643             198              --            11,841
  Goodwill, net ................................................           13,700           7,140              --            20,840
  Investments ..................................................            9,612           9,474          (9,474)            9,612
  Other intangibles, net .......................................           31,646              --              --            31,646
  Other assets .................................................            2,139           1,651          (1,200)            2,590
                                                                        ---------         -------        --------         ---------
  Total non-current assets .....................................           68,740          18,463         (10,674)           76,529
                                                                        ---------         -------        --------         ---------
  Total assets .................................................        $ 123,130         $27,023        $(12,228)        $ 137,925
                                                                        =========         =======        ========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable .............................................        $   7,305         $   339        $     --         $   7,644
  Accrued salaries and benefit costs ...........................           17,264             162              --            17,426
  Accrued liabilities ..........................................            7,850             315              --             8,165
  Liabilities of discontinued operations .......................              951          11,222              --            12,173
  Current maturities of capital leases .........................            1,333              10              --             1,343
  Liabilities subject to compromise ............................          346,557              --              --           346,557
                                                                        ---------         -------        --------         ---------
  Total current liabilities ....................................          381,260          12,048              --           393,308
                                                                        ---------         -------        --------         ---------
Long-Term liabilities:
  Capital leases ...............................................              222              15              --               237
  Other liabilities ............................................              338              --              --               338
                                                                        ---------         -------        --------         ---------
  Total long-term liabilities ..................................              560              15              --               575
                                                                        ---------         -------        --------         ---------
Minority interest ..............................................              127             268              --               395
  Total stockholders' deficit ..................................         (258,817)         14,692         (12,228)         (256,353)
                                                                        ---------         -------        --------         ---------
  Total liabilities and stockholders' deficit ..................        $ 123,130         $27,023        $(12,228)        $ 137,925
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
                                                                        =========      =======     ========      =========

                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2003

                                                                                DEBTOR     NON-DEBTOR   ELIMINATIONS  CONSOLIDATED
                                                                               ---------   -----------  ------------  ------------
NET SALES:
   Non affiliates .......................................................       $ 83,643        $ 1,751        $ --        $ 85,394
   Affiliates ...........................................................             --            136         (32)            104
                                                                                --------        -------        ----        --------
        Total net sales .................................................         83,643          1,887         (32)         85,498
                                                                                --------        -------        ----        --------
COSTS AND EXPENSES:
  Cost of sales .........................................................         46,490          1,267          --          47,757
  Selling, general and administrative ...................................         32,040            719         (32)         32,727
  Depreciation and amortization .........................................          1,357             40          --           1,397
                                                                                --------        -------        ----        --------
     Total costs and expenses ...........................................         79,887          2,026         (32)         81,881
                                                                                --------        -------        ----        --------
OPERATING INCOME (LOSS) .................................................          3,756           (139)         --           3,617

OTHER INCOME (EXPENSE):
  Interest expense ......................................................         (1,179)            (2)         --          (1,181)
  Other income ..........................................................             42            (10)         --              32
                                                                                --------        -------        ----        --------
INCOME (LOSS) BEFORE  REORGANIZATION  ITEMS,  MINORITY  INTEREST
AND EQUITY IN EARNINGS OF JOINT VENTURES AND INCOME TAXES ...............          2,619           (151)         --           2,468
                                                                                --------        -------        ----        --------
REORGANIZATION ITEMS ....................................................          1,571             --          --           1,571

MINORITY INTEREST, NET OF TAXES .........................................             (4)             4          --              --

EQUITY IN EARNINGS ON JOINT VENTURES ....................................             --          1,111          --           1,111

INCOME TAX EXPENSE ......................................................           (450)            --          --            (450)
                                                                                --------        -------        ----        --------
INCOME FROM CONTINUING OPERATIONS .......................................          3,736            964          --           4,700

LOSS FROM DISCONTINUED OPERATIONS .......................................           (113)            --          --            (113)
                                                                                --------        -------        ----        --------
NET INCOME ..............................................................       $  3,623        $   964        $ --        $  4,587
                                                                                ========        =======        ====        ========

                 Condensed Consolidating Statement of Operations
                   For the Six Months Ended September 30, 2003
                            (unaudited, in thousands)

                                                                              DEBTOR      NON-DEBTOR    ELIMINATIONS  CONSOLIDATED
                                                                              ---------   -----------   ------------  ------------
NET SALES:
   Non affiliates .........................................................    $ 165,861      $ 3,572      $ --      $ 169,433
   Affiliates .............................................................           --          240       (32)           208
                                                                               ---------      -------      ----      ---------
        Total net sales ...................................................      165,861        3,812       (32)       169,641
                                                                               ---------      -------      ----      ---------
COSTS AND EXPENSES:
  Cost of sales ...........................................................       92,046        2,437        --         94,483
  Selling, general and administrative .....................................       65,357        1,448       (32)        66,773
  Depreciation and amortization ...........................................        2,757           79        --          2,836
                                                                               ---------      -------      ----      ---------
     Total costs and expenses .............................................      160,160        3,964       (32)       164,092
                                                                               ---------      -------      ----      ---------
OPERATING INCOME (LOSS) ...................................................        5,701         (152)       --          5,549

OTHER INCOME (EXPENSE):
  Interest expense ........................................................       (2,737)          (4)       --         (2,741)
  Other income ............................................................           87           (6)       --             81
                                                                               ---------      -------      ----      ---------
INCOME (LOSS) BEFORE  REORGANIZATION  ITEMS,  MINORITY  INTEREST AND
  EQUITY IN EARNINGS OF JOINT VENTURES AND INCOME TAXES ...................        3,051         (162)       --          2,889
                                                                               ---------      -------      ----      ---------
REORGANIZATION ITEMS ......................................................         (266)          --        --           (266)

MINORITY INTEREST, NET OF TAXES ...........................................          (12)          (6)       --            (18)

EQUITY IN EARNINGS ON JOINT VENTURES ......................................           --        2,688        --          2,688

INCOME TAXES EXPENSE ......................................................         (450)          --        --           (450)
                                                                               ---------      -------      ----      ---------
INCOME FROM CONTINUING OPERATIONS .........................................        2,323        2,520        --          4,843

INCOME FROM DISCONTINUED OPERATIONS .......................................          764           --        --            764
                                                                               ---------      -------      ----      ---------
NET INCOME ................................................................    $   3,087      $ 2,520      $ --      $   5,607
                                                                               =========      =======      ====      =========

                 Condensed Consolidated Statement of Cash Flows
                   For the Six Months Ended September 30, 2003
                            (unaudited, in thousands)

                                                                                              DEBTOR      NON-DEBTOR   CONSOLIDATED
                                                                                              --------    ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................................................      $  3,087       $ 2,520       $  5,607
  (Gain) loss from discontinued operations .............................................          (764)           --           (764)
  Minority interest ....................................................................            12             6             18
  Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
  Loss on disposal of fixed assets .....................................................           290            --            290
  Equity in joint ventures .............................................................            --        (2,688)        (2,688)
  Non cash compensation ................................................................            63            --             63
  Depreciation and amortization ........................................................         2,757            79          2,836
  Provision for doubtful accounts ......................................................         2,187            16          2,203
  Gain on settlement of lease obligations ..............................................        (3,300)           --         (3,300)
  Net change in assets and liabilities affecting operations, net of acquisitions:
     Accounts receivable and affiliated receivables ....................................            40           145            185
     Prepayments and other assets ......................................................         3,397        (4,154)          (757)
     Accounts payable and accrued liabilities ..........................................           557           (41)           516
     Other liabilities .................................................................           296            --            296
                                                                                              --------       -------       --------
  Net cash provided by (used in) operating activities ..................................         8,622        (4,117)         4,505
                                                                                              --------       -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................................................          (659)          (45)          (704)
  Change in assets and liabilities of discontinued operations, net .....................        (1,300)          128         (1,172)
  Restricted cash received from sale of discontinued operations ........................         1,250            --          1,250
  Distributions received ...............................................................            --         1,230          1,230
  Distributions from joint ventures subject to restriction .............................            --         3,074          3,074
  Business acquisitions net of cash acquired ...........................................          (292)           --           (292)
                                                                                              --------       -------       --------
  Net cash (used in) provided by investing activities ..................................        (1,001)        4,387          3,386
                                                                                              --------       -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on long term debt and related party debt ................................        (1,360)           --         (1,360)
  Net repayments of capital lease obligations ..........................................          (771)           (5)          (776)
                                                                                              --------       -------       --------
  Net cash used in financing activities ................................................        (2,131)           (5)        (2,136)
                                                                                              --------       -------       --------
INCREASE IN CASH AND CASH EQUIVALENTS ..................................................         5,490           265          5,755
                                                                                              --------       -------       --------
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD ...............................         9,831           241         10,072
                                                                                              --------       -------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD .....................................      $ 15,321       $   506       $ 15,827
                                                                                              ========       =======       ========
NON-CASH TRANSACTIONS:
  Liabilities assumed by purchaser of discontinued operations ..........................      $  1,421       $    --       $  1,421
                                                                                              ========       =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF CONTINUING OPERATIONS

         The results of continuing operations presented herein reflect the consolidated net sales and expenses from continuing operations for the three and six months ended September 30, 2003 and 2002 (unaudited, in thousands):

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                        2003         2002
                                                    ----------   ---------
Net Sales ........................................   $  85,498   $  95,221
Costs and expenses:
    Cost of sales ................................      47,757      54,452
    General and administrative ...................      32,727      43,938
    Depreciation and amortization ................       1,397       1,460
                                                     ---------   ---------
Total costs and expenses .........................      81,881      99,850
                                                     ---------   ---------
Operating income (loss) from continuing operations   $   3,617   $  (4,629)
                                                     =========   =========
Net income (loss) from continuing operations .....   $   4,700   $ (10,183)
                                                     =========   =========

                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                        2003         2002
                                                     ---------   ---------
Net Sales ........................................   $ 169,641   $ 193,031
Costs and expenses:
    Cost of sales ................................      94,483     109,416
    General and administrative ...................      66,773      88,368
    Depreciation and amortization ................       2,836       2,924
                                                     ---------   ---------
Total costs and expenses .........................     164,092     200,708
                                                     ---------   ---------
Operating income (loss) from continuing
  operations .....................................   $   5,549   $  (7,677)
                                                     =========   =========
Net income (loss) from continuing operations .....   $   4,843   $ (25,205)
                                                     =========   =========

         The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three and six months ended September 30, 2003 and 2002 (unaudited, in thousands):

                                                                            THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                            SEPTEMBER 30, 2003                SEPTEMBER 30, 2002
                                                                       CHARTWELL         JOINT VENTURES*  CHARTWELL  JOINT VENTURES*
                                                                       ---------         ---------------  ---------  --------------
Net Sales                                                               $ 23,859         $ 16,941         $ 24,858         $ 18,804
Cost of Sales                                                             17,609            9,758           18,291           11,075
                                                                        --------         --------         --------         --------
Gross Profit                                                               6,250            7,183            6,567            7,729
Operating expenses                                                         4,620            4,720            5,483            5,367
                                                                        --------         --------         --------         --------
Income from operations                                                     1,630            2,463            1,084            2,362
Depreciation and amortization                                               (262)            (238)            (244)            (424)
Other income (expense)                                                      (238)             191           (1,291)               8
Equity in earnings of joint venture                                        1,111               --              887               --
Joint venture earnings allocated to other members                             --           (1,305)              --           (1,059)
                                                                        --------         --------         --------         --------
Net income                                                              $  2,241         $  1,111         $    436         $    887
                                                                        ========         ========         ========         ========

                                                    SIX MONTHS ENDED SEPTEMBER 30, 2003        SIX MONTHS ENDED SEPTEMBER 30, 2002
                                                       CHARTWELL       JOINT VENTURES*       CHARTWELL     JOINT VENTURES*
                                                       ---------       --------------        ---------     --------------
Net Sales                                                  $ 47,305         $ 37,146         $ 49,992         $ 37,035
Cost of Sales                                                34,543           22,005           36,512           21,795
                                                           --------         --------         --------         --------
Gross Profit                                                 12,762           15,141           13,480           15,240
Operating expenses                                            9,125            9,583           10,370           10,558
                                                           --------         --------         --------         --------
Income from operations                                        3,637            5,558            3,110            4,682
Depreciation and amortization                                  (514)            (453)            (478)            (709)
Other income (expense)                                         (434)             659           (2,180)              --
Equity in earnings of joint venture                           2,688               --            1,793               --
Joint venture earnings allocated to other members                --           (3,076)              --           (2,180)
                                                           --------         --------         --------         --------
Net income                                                 $  5,377         $  2,688         $  2,245         $  1,793
                                                           ========         ========         ========         ========

         As noted above, Chartwell's income from operations under management for the three months ended September 30, 2003 and 2002 totaled $1.1 million and $887 thousand, respectively, and Chartwell's income from operations under management for the six months ended September 30, 2003 and 2002 totaled $2.7 million and $1.8 million, respectively.

* Chartwell's ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger, we have investments in eight joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. Our ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and six with 50 percent interest accounted for on the equity basis of accounting. Total Chartwell revenue under management for the three and six months ended September 30, 2003, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, was $40.8 million and $84.5 million, respectively.

NET SALES

         Net sales for the three and six months ended September 30, 2003 and 2002 are summarized as follows (unaudited, in thousands):

                                                      THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
 SEGMENT                                                    2003            2002             2003                  2002
 -------                                         ----------------   ---------------     --------------          ----------
 Home Health/Alternate Site Services             $         73,185     $ 81,865               $ 144,687            $165,521
 Pharmacy Management and Distribution                      12,313       13,356                  24,954              27,510
                                                 ----------------     --------               ---------          ---------
 Total                                           $         85,498     $ 95,221               $ 169,641          $  193,031
                                                 ================     ========               =========          ==========

         Home Health/Alternate Site Services revenues decreased $8.7 million or 10.6% from $81.9 million to $73.2 million for the three months ended September 30, 2003 over the comparable prior year. This decrease consists of a reduction in revenue of $2.3 million resulting from the sale or closure of 14 locations from our TLCS subsidiary and approximately $6.5 million primarily from changes in payor mix, particularly at TLCS. Similarly, Home Health/Alternate Site Services revenues decreased $20.9 million or 12.6% for the six months ended September 30, 2003 over the comparable prior year. The decrease in the six months ended September 30, 2003 is comprised of $7.0 million resulting from the sale or closure of 14 locations from our TLCS subsidiary and approximately $13.9 million from changes in payor mix. The Home Health/Alternate Site Services segment has continued taking steps to reduce business with low margin payor sources and concurrently expand services to Medicare eligible patients, for whom we have clinical platforms that are cost effective and generate improved gross margins.

         Pharmacy Management and Distribution revenues decreased $1.0 million or 7.8% for the three months ended September 30, 2003 and 2002. This decrease is due primarily to our reduction in referrals and focusing on higher-margin therapies. This segment also continues to take steps to reduce business from low-margin referral sources and expand its services to referral sources with higher-margin therapies.

COSTS AND EXPENSES

         Cost of sales for the three and six months ended September 30, 2003 and 2002 are summarized as follows (unaudited, in thousands):

                                                   THREE MONTHS ENDED SEPTEMBER 30,       SIX MONTHS ENDED SEPTEMBER 30,
 SEGMENT                                                  2003              2002            2003              2002
 -------                                         ----------------      -----------      -----------        --------
 Home Health/Alternate Site Services                  $    39,816         $ 45,687        $  78,885        $ 91,952
 Pharmacy Management and Distribution                       7,941            8,765           15,598          17,464
                                                      -----------         --------        ---------        --------
 Total                                                $    47,757         $ 54,452        $  94,483        $109,416
                                                      ===========         ========        =========        ========

         Cost of sales as a percentage of sales for the three and six months ended September 30, 2003 and 2002 are summarized as follows:


                                                    THREE MONTHS ENDED SEPTEMBER 30,    SIX MONTHS ENDED SEPTEMBER 30,
 SEGMENT                                               2003            2002                 2003             2002
 -------                                           ----------       ---------           -----------    ----------
 Home Health/Alternate Site Services                   54.4%           55.8%               54.5%          55.6%
 Pharmacy Management and Distribution                  64.5%           65.6%               62.5%          63.5%

         Both Home Health/Alternate Site Services and Pharmacy Management and Distribution cost of sales decreased in the three and six months ended September 30, 2003 as compared to the same periods in 2002 because of reduced sales. The reduction in cost of sales as a percentage of sales reflects the previously mentioned focus on more profitable payor and therapy mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased $11.2 million or 25.5% for the three months ended September 30, 2003 and $21.6 million or 24.4% for the six months ended September 30, 2003, as compared to the comparable periods in 2002. The decreases are attributed to the full impact of certain cost reduction programs implemented in 2002, especially at our TLCS subsidiary, which included the sale or closure of fourteen locations, reduction in personnel and related costs in its operating locations, regional support and corporate office. Additionally, a decrease of $1.7 million and $5.0 million, respectively, related to executive non-cash compensation and a reduction in professional fees (classified as SG&A expenses) favorably impacted SG&A expenses for the three and six months ended September 30, 2003.

OTHER INCOME (EXPENSE)

         Interest expense decreased $6.1 and $17.4 million, respectively, for the three and six months ended September 30, 2003. These decreases are attributed primarily to the reduction of $5.9 million in deferred financing fees from 2002 and reduced interest charges related to certain pre-petition unsecured debt, as prescribed by SOP 90-7.

RESULTS OF DISCONTINUED OPERATIONS

         In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Solutions Business Segment, to Trestle Acquisition Corporation, a wholly owned subsidiary of Sunland Entertainment Co., Inc. The transaction included the sale of all of Trestle's intellectual property rights, certain operating assets plus the assumption of certain liabilities totaling approximately $1.4 million. Cash proceeds from the sale of $1.25 million will remain in escrow pending completion of our plan of reorganization. A portion of the proceeds is currently being used to pay professional fees associated with the Trestle sale and fees associated with our continuing bankruptcy proceedings. As of September 30, 2003, net remaining proceeds of $1.1 million is included in assets of discontinued operations on the Condensed Consolidated Balance Sheet. In accordance with SFAS No. 144, the results of operations have been reported as discontinued operations.

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

         For further information regarding our discontinued operations, please see Part I, Note 8 of this quarterly report.

LIQUIDITY

         There are significant uncertainties about our ability to continue as a going concern. We have incurred accumulated losses of $678.3 million since our inception, including $417.3 million of goodwill and asset impairment charges. While we have reported net income for the three and six months ended September 30, 2003, there are no guarantees that we will be profitable in the future.

         In addition, we have historically had negative working capital and cash flow from continuing operations, and lower than anticipated levels of cash ($15.8 million and $10.1 million of cash and cash equivalents at September 30, 2003 and March 31, 2003, respectively).

         Until recently, we have consistently used cash in operations, including cash used in operating activities of $21.3 million in the fiscal year ended March 31, 2003. However, during the six months ended September 30, 2003, cash provided by operating activities approximated $4.4 million, primarily due to the net income for the period and non-cash charges, such as bad debt expenses of $2.2 million, non cash compensation and expenses of $63 thousand and by depreciation and amortization expense of $3.0 million. Sources of cash attributable to the net change in operating assets and liabilities of $251 thousand primarily relate to the increase in accounts payable and accrued expenses and the change in prepayments and other assets during the period. During the six months ended September 30, 2002, cash used in operating activities of $25.8 million was primarily due to the net loss from the period of $27.7 million and the cash used by the net change in operating assets and liabilities of $15 million.

         We are authorized under the Bankruptcy Code to act as a debtor-in-possession during the course of the bankruptcy case. Being a debtor-in-possession means that current management, the board of directors and the shareholders remain in place during the pendency of the case or until such time as an examiner or trustee is appointed. Notwithstanding motions by the Office of the U.S. Trustee to place the Debtors under the supervision of a trustee, no trustee or examiner has been appointed in our case, although it is possible that one might be appointed at a future time.

         In connection with being a debtor-in-possession, we obtained financing from Sun Capital. By order of the bankruptcy court dated December 23, 2002, Sun Capital has been approved to act as our source for outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy. For the three and six months ended September 30, 2003, CCG has sold approximately $5.2 million and $11.4 million, respectively, worth of receivables to Sun Capital and has received advances in the amount of $4.2 million and $9.1 million, respectively. Receivables sold in excess of advances are reported net of fees in prepayments and other assets in our Condensed Consolidated Balance Sheet in this Form 10-Q for the quarter ended September 30, 2003.

         During the six months ended September 30, 2003 and 2002, cash provided in investing activities of $3.5 million and $1.1 million, respectively, was primarily from distributions from our joint ventures.

         During the six months ended September 30, 2003, we repaid cash from financing activities of approximately $2.1 million, primarily due to net payments from credit facilities. During the six months ended September 30, 2002, cash of $24.7 million provided by financing activities was primarily due to borrowings from credit facilities.

         The following represents a summary of our estimated contractual obligations and commercial commitments:


                                                                        PAYMENTS DUE BY PERIOD
                                                                             (IN THOUSANDS)
                                                                        ----------------------
                                                          TOTAL   LESS THAN 1 YEAR      1-3 YEARS      4-5 YEARS   AFTER 5 YEARS
                                                          -----   ----------------      ---------      ---------   -------------
Indebtedness                                             $239,893        $239,893        $     --        $     --       $     --
Capital lease obligations                                   1,831           1,516             315              --             --
Operating lease                                            10,486           5,013           5,284             159             30
Unconditional purchase obligations                             --              --              --              --             --
Other long-term obligations                                51,488          51,103             338              47             --
                                                         --------        --------        --------        --------       --------
Total contractual cash obligations                       $303,698        $297,525        $  5,937        $    206       $     30
                                                         ========        ========        ========        ========       ========

         Due to the failure to make scheduled payments and the commencement of Chapter 11 proceedings, we are in default of substantially all of our pre-petition debt and other long-term obligations. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. These debt obligations at March 31, 2003 and September 30, 2003 are classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets in accordance with SOP 90-7.

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

                                                                                        PAYMENTS DUE BY
                                                                                            PERIOD
                                                                                         (IN THOUSANDS)
                                                                                        ---------------
OTHER COMMERCIAL OBLIGATIONS       TOTAL AMOUNTS COMMITTED   LESS THAN 1 YEAR       1-3 YEARS      4-5 YEARS  AFTER 5 YEARS
----------------------------       -----------------------   ----------------       ---------      ---------  -------------
Letters of credit                                   $  515            $   515           $  --        $    --        $    --

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

CAPITAL EXPENDITURES

         There were no material commitments for capital expenditures during the quarter ended September 30, 2003, and no material commitments are anticipated in the near future.

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

INTEREST RATE RISK

         Our debt portfolio as of September 30, 2003 is composed entirely of fixed and variable rate debt denominated in United States currency. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rate on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. If interest rates significantly increase, we could incur additional interest expenses, which would negatively affect its cash flow and future profitability.

ITEM 4. CONTROLS AND PROCEDURES.

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

         In connection with our filing for bankruptcy protection, much of the litigation noted below, if it was not settled prior to the filing for bankruptcy, has been automatically stayed under bankruptcy law, meaning, where we are a defendant, that no adverse party may take any action in the context of such litigation unless such party obtains relief from the automatic stay. Where we are the plaintiff, we may pursue such litigation at our option. Except as described below, none of such pending litigation, in our opinion, could have a material adverse impact on our consolidated financial condition, results of operations or businesses.

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

         This matter is currently in discovery and motions setting forth the parties' legal positions are to be filed with the arbitrator by December 19, 2003.

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

         Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus' answer to that complaint. A status conference was held on November 14, 2003. We intend to continue pursuing this litigation, and seek all available remedies.

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

         The defendants' answer on responsive pleadings was due on August 8, 2003 and was filed on such date. Discovery is proceeding in this matter.

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

         The defendants' answers were due on June 30, 2003 and were filed on such date. Discovery is proceeding in this matter and a pretrial conference is scheduled for November 24, 2003. The court granted the defendants' motion for summary judgment as to TLCS, but denied it as to the Med Debtors at a hearing held on October 20, 2003. A trial is currently docketed for December 2, 2003, but we expect that such trial date could be delayed, given the preparation of expert testimony.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         On August 19, 2003, we were served with a subpoena by the Securities and Exchange Commission (the "SEC") in connection with an ongoing informal inquiry. Since that date, we have been in communication with the SEC regarding the scope of the subpoena, and have been providing documentation that is responsive to the subpoena. We have been and shall continue to cooperate fully with this investigation.

ITEM 2. CHANGES IN SECURITIES.

         During the three months ended September 30, 2003, we did not engage in any transactions involving the issuance of unregistered shares of our common stock or any other securities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the 2003 Annual Meeting of Stockholders, the Company's common stockholders elected three members to the Board of Directors for a one-year term, expiring at the 2004 Annual Meeting of Stockholders. The following is a tabulation of the votes for the election of directors:

 DIRECTOR NOMINEES                    FOR            WITHHOLD
 Frank P. Magliochetti, Jr.         90,000,253         2,819,122
 Donald H. Ayers                    80,324,807        12,494,568
 Gregory J. Simms                   89,067,629         3,751,746

         At the 2003 Annual Meeting of Stockholders, the Company's common stockholders ratified the selection of Brown & Brown, LLP ("Brown & Brown") as the Company's independent auditors for the fiscal year ending March 31, 2004. The following is a tabulation of the votes for the ratification of Brown & Brown:

             FOR                        AGAINST                     ABSTAIN
         90,674,064                    2,023,728                    121,583

ITEM 5. OTHER INFORMATION.

REQUEST FOR MODIFIED SEC REPORTING

         On October 16, 2003, we formally requested that the Securities and Exchange Commission (the "SEC") allow us to cease filing quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). Instead, we proposed to file with the SEC, under cover of a Form 8-K Current Report, copies of the periodic financial reports that we are required to file with the Bankruptcy Court and the United States Trustee pursuant to Bankruptcy Rule 2015 and the United States Trustee's "Operating Guidelines and Financial Reporting Requirements."

         We advised the SEC that compliance with the reporting requirements of the Exchange Act imposes a significant burden on us, our creditors and our bankruptcy estate. We noted that our liabilities to creditors greatly exceed our assets. Among other things, we also advised the SEC that (i) our resources are extremely limited, (ii) our stockholders are unlikely to receive any value from the sale of our businesses and (iii) expending additional resources is contrary to our best interest.

         On November 18, 2003, after discussions with SEC staff at the SEC's Office of Chief Counsel, we learned that the SEC staff intends to deny our request. Among other things, the SEC staff based its decision on our trading volume, historic SEC filings, and the SEC's pending formal investigation.

         Accordingly, we plan to continue to comply with our SEC reporting obligations under the Exchange Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  EXHIBIT INDEX

  EXHIBIT NO.                                              DESCRIPTION
    31.1          Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

    31.2          Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

    32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

    32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

         (B) REPORTS ON FORM 8-K

         We filed a Form 8-K on August 22, 2003, reporting under Item 5 that on August 21, 2003, we issued a press release announcing that we received a subpoena as part of a formal inquiry by the Securities and Exchange Commission.

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

Date: November 19, 2003

                                    By: /s/ James A. Shanahan, III
                                        ---------------------------------
                                        James A. Shanahan, III
                                        Vice President of Finance and Accounting
                                        and Corporate Controller (Principal
                                        Accounting Officer)

Date: November 19, 2003