Form 10-Q
period 2003-12-31
MED DIVERSIFIED INC
filed 2004-02-19
CIK 800181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2003

COMMISSION FILE NUMBER:  1-15587

MED DIVERSIFIED, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	84-1037630
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

100 BRICKSTONE SQUARE, FIFTH FLOOR, ANDOVER, MA 01810
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(978) 323-2500
(ISSUER’S TELEPHONE NUMBER)

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

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of January 30, 2004, 148,661,526 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Explanatory Note

As more fully explained in Part II, Item 5 of the quarterly report on Form 10-Q we filed on November 19, 2003 for the three and six months ended September 30, 2003, in October 2003 we formally requested permission from the Securities and Exchange Commission (the “SEC”) to use modified reporting procedures under the Securities Exchange Act of 1934.  We deferred the review of our financial statements filed as part of that quarterly report by our independent accountants, Brown & Brown, LLP (“Brown & Brown”), while our request was pending.

The SEC informally indicated to us that we could not use modified reporting procedures. Brown and Brown will commence its review of the Form 10-Q for the three and six months ended September 30, 2003, and for the three and nine months ended December 31, 2003, on April 1, 2004 or earlier, if practicable. At the completion of Brown & Brown’s reviews, we plan to file a Form 8-K to report the completion of the Brown & Brown reviews if those reviews do not result in any material adjustments to our unaudited financial statements, or one or more amended quarterly reports on Form 10-Q/A if any material adjustments are required.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2003	March 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,989	$10,072
Accounts receivable, net of allowances of $20,637 and $26,209 at December 31, 2003 and March 31, 2003, respectively	29,949	36,594
Accounts receivable from affiliates, net	98	186
Prepayments and other current assets	7,744	7,847
Assets of discontinued operations	3,244	891
Total current assets	63,024	55,590
Non-current assets:
Property and equipment, net	10,983	13,856
Goodwill	20,840	20,548
Investments	10,357	11,231
Other intangibles, net	31,448	32,042
Assets of discontinued operations, net of current portion	—	3,105
Other assets	1,816	1,887
Total non-current assets	75,444	82,669
TOTAL ASSETS	$138,468	$138,259

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,859	$5,848
Accrued salaries and benefit costs	15,338	14,700
Accrued liabilities	9,494	8,886
Liabilities of discontinued operations	12,127	11,716
Current maturities of capital leases	1,231	10
Liabilities subject to compromise (Note 3)	345,785	—
Total current liabilities	391,834	41,160
Long-Term liabilities:
Liabilities subject to compromise (Note 3)	—	356,873
Capital leases	12	20
Other liabilities	—	—
Liabilities of discontinued operations, net of current portion	—	1,852
Total long-term liabilities	12	358,745
Minority interest	423	377
Stockholders’ equity (deficit):
Series A convertible preferred stock, 5,000 authorized, none issued or outstanding at December 31, 2003 and March 31, 2003	—	—
Common shares, $0.001 par value, 400,000 shares authorized at December 31, 2003 and March 31, 2003, 148,662 issued and outstanding at December 31, 2003 and March 31, 2003	149	149
Paid in capital	427,179	427,179
Stock subscription	(4,400)	(4,400)
Common stock options	377	377
Deferred compensation	—	(63)
Accumulated deficit	(675,737)	(683,896)
Accumulated other comprehensive income	(3)	(3)
Less: treasury shares at cost, 460 shares at December 31, 2003 and March 31, 2003	(1,366)	(1,366)
Total stockholders’ deficit	(253,801)	(262,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$138,468	$138,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2003 and 2002

(unaudited, in thousands, except for per share information)

	2003	2002
NET REVENUE:
Non affiliates	$87,847	$88,972
Affiliates	111	195
Total net revenue	87,958	89,167

COSTS AND EXPENSES:
Cost of services	47,401	51,103
Selling, general and administrative	34,956	36,392
Depreciation and amortization	1,348	1,509
Total costs and expenses	83,705	89,004

OPERATING INCOME	4,253	163

OTHER INCOME (EXPENSE):
Interest expense (contractual interest for the three months ended December 31, 2003 was $5.8 million)	(1,247)	(5,228)
Other income	93	139

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES	3,099	(4,926)

REORGANIZATION ITEMS	(2,142)	(337)

MINORITY INTEREST, NET OF TAXES	(28)	13

EQUITY IN EARNINGS OF JOINT VENTURES	1,846	1,499

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,775	(3,751)

INCOME TAX EXPENSE	(226)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,549	(3,751)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3	(987)

NET INCOME (LOSS)	$2,552	$(4,738)

BASIC EARNINGS PER SHARE:
Continuing operations	$0.02	$(0.02)
Discontinued operations	—	(0.01)
Net income (loss)	$0.02	$(0.03)

WEIGHTED AVERAGE SHARES – BASIC	148,662	148,662

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.02	$(0.02)
Discontinued operations	—	(0.01)
Net income (loss)	$0.02	$(0.03)

WEIGHTED AVERAGE SHARES – DILUTED	150,033	148,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Operations

For the Nine Months Ended December 31, 2003 and 2002

(unaudited, in thousands, except for per share information)

	2003	2002
NET REVENUES:
Non affiliates	$257,280	$281,473
Affiliates	319	725
Total net revenue	257,599	282,198

COSTS AND EXPENSES:
Cost of services	141,884	160,519
Selling, general and administrative (includes non-cash compensation of $63 thousand in 2003 and $5.1 million in 2002)	101,729	124,760
Depreciation and amortization	4,184	4,433
Total costs and expenses	247,797	289,712

OPERATING INCOME (LOSS)	9,802	(7,514)

OTHER INCOME (EXPENSE):
Interest expense (contractual interest for the nine months ended December 31, 2003 was $17.7 million)	(3,988)	(25,358)
Other income	174	963

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES	5,988	(31,909)

REORGANIZATION ITEMS	(2,408)	(337)

MINORITY INTEREST, NET OF TAXES	(46)	(1)

EQUITY IN EARNINGS OF JOINT VENTURES	4,534	3,292

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,068	(28,955)

INCOME TAX EXPENSE	(676)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	7,392	(28,955)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	767	(3,446)

NET INCOME (LOSS)	$8,159	$(32,401)

BASIC EARNINGS PER SHARE:
Continuing operations	$0.05	$(0.20)
Discontinued operations	0.01	(0.02)
Net income (loss)	$0.06	$(0.22)

WEIGHTED AVERAGE SHARES – BASIC	148,662	147,574

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.05	$(0.20)
Discontinued operations	0.01	(0.02)
Net income (loss)	$0.06	$(0.22)

WEIGHTED AVERAGE SHARES – DILUTED	149,924	147,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2003 and 2002

(unaudited, in thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,159	$(32,401)
(Gain) loss from discontinued operations	(767)	3,446
Minority interest	46	1
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations:
Loss on disposal of fixed assets	350	438
Equity in joint ventures	(4,534)	(3,292)
Non-cash compensation	63	4,876
Impairment charges and other non cash expenses	—	1,164
Depreciation and amortization	4,184	4,433
Provision for doubtful accounts	3,454	4,640
Deferred financing fees	—	5,896
Gain on settlement of lease obligations	(3,300)	—
Net change in assets and liabilities affecting operations, net of acquisitions:
Accounts receivable and affiliated receivables	3,279	9,245
Prepayments and other assets	174	4,972
Accounts payable and accrued liabilities	431	(28,859)
Other liabilities	(1,198)	(4,640)
Net cash provided by (used in) operating activities	10,341	(30,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,056)	(763)
Change in assets and liabilities of discontinued operations, net	(1,191)	—
Restricted cash received from sale of discontinued operations	1,250	—
Distributions received	1,230	2,605
Distributions from joint ventures subject to restriction	4,178	—
Business acquisitions	(292)	—
Net cash provided by investing activities	4,119	1,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term debt and related party debt, net	—	(1,399)
Net repayments of capital lease obligations	(1,245)	(731)
Net (repayments) borrowings under factoring facility	(1,298)	29,246
Net cash (used in) provided by financing activities	(2,543)	27,116

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,917	(1,123)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	10,072	8,008

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$21,989	$6,885

NON-CASH TRANSACTIONS:
Liabilities assumed by purchaser of discontinued operations	$1,421	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Notes to Condensed Consolidated Financial Statements at December 31, 2003

(unaudited)

1)  NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Med Diversified, Inc. (“Med”) is a diversified healthcare company that provides home healthcare and alternate site healthcare, skilled nursing, and pharmacy management and distribution services to more than 126,000 patients in 29 states.  We provide all products and services through a national network of company-operated and licensee-operated locations.

On November 27, 2002 (the “Petition Date”), we and five of our domestic, wholly owned subsidiaries, Chartwell Diversified Services, Inc. (“Chartwell”), Chartwell Community Services, Inc. (“CCS”), Chartwell Care Givers, Inc. (“CCG”), Resource Pharmacy, Inc. (“Resource”) and Trestle Corporation (“Trestle”) (collectively, the “Med Debtors”), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The reorganization cases are being jointly administered under the caption “In re Med Diversified, Inc., et al., Case No. 8-02-88564.” The Med Debtors continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, we are authorized to operate our business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

On November 8, 2002, our wholly owned subsidiary, Tender Loving Care Health Care Services, Inc. (“TLCS”), along with nineteen of TLCS’ subsidiaries (the “TLCS Debtors”; collectively, with the Med Debtors, the “Debtors”), filed voluntary petitions in the Bankruptcy Court under the Bankruptcy Code. The TLCS reorganization cases are being jointly administered under the caption “In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020.” TLCS continues to operate its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, TLCS is authorized to operate its business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. TLCS has not needed to obtain any debtor-in-possession financing.

The Med and TLCS Debtors’ bankruptcy proceedings are each being separately administered by the Bankruptcy Court.  The TLCS Debtors’ operations represented approximately 69.1% and 68.1% of our consolidated net sales, respectively, for the three and nine months ended December 31, 2003.

As previously disclosed, by order of the Bankruptcy Court dated November 7, 2003, the Debtors engaged in a process whereby substantially all of the assets of the Debtors were to be sold pursuant to a sales process to be held on or about January 16, 2004 in the Bankruptcy Court, or on such date as was to be agreed to amongst the Debtors and their creditors. Under the terms of this order, the Debtors were to receive bids from various parties interested in purchasing assets of the Debtors to purchase all or a portion of such assets on November 25, 2003. Thereafter, in consultation with a committee of the creditors of the Debtors (the “Oversight Committee”) and a facilitator previously appointed by the Bankruptcy Court (the “Facilitator”), one or more bidders could be selected as a “stalking horse bidder”. Through a series of negotiations, the stalking horse bidder and the seller set the terms, conditions and purchase price that competing bids received after the date of such selection must meet and/or exceed in order to be considered as a bidder qualified to submit a counteroffer, all of which is subject to Bankruptcy Court approval. Factors considered in the selection of a stalking horse bidder include the proposed purchase price, the ability to fund such a purchase and other considerations relevant to assessing the benefits to the seller’s estate and the creditors of the seller of such bid.

A hearing seeking the approval of stalking horse bidders for both the TLCS Debtors and the Med Debtors was held in the Bankruptcy Court on January 26, 2004. At this hearing, the Bankruptcy Court approved the selection of a stalking horse bidder for the TLCS Debtors. The stalking horse bidder selected was Charter TLC, Inc. (the “TLCS Purchaser”), an affiliate of Charterhouse Group International, Inc. (“Charterhouse”). Charterhouse is a private equity fund located in New York City.  The TLCS Purchaser is an entity formed by Charterhouse in order to purchase the assets of the TLCS Debtors. Several other entities are continuing to conduct due diligence for purposes of preparing competing offers to be presented at the auction. The auction for the assets of the TLCS Debtors is scheduled to be held on March 8, 2004.

By order dated February 6, 2004, the Bankruptcy Court also ordered that the TLCS Debtors file either their separate liquidation plan of reorganization or a single plan of reorganization or liquidation that covers the Med Debtors as well by March 5, 2004, and scheduled hearings on the adequacy of the disclosure statement to any such plan on April 2, 2004, and confirmation of such plan on April 30, 2004. The Bankruptcy Court also fixed March 5, 2004 as the deadline for the filing of any motion for substantive consolidations of one or more of the estates of the TLCS Debtors or the Med Debtors, and scheduled an evidentiary hearing on any such motion for April 2, 2004.

Although the Med Debtors had selected stalking horse bidders for their assets and filed motions seeking approval of such bidders, most members of the Oversight Committee objected to the selections and the motions. The reason for the objections was that the two major creditors purporting to have security interests in the assets of both of the TLCS Debtors and the Med Debtors, Private Investment Bank, Ltd. (“PIBL”) and National Century Financial Enterprises, Inc. and certain of its affiliates (collectively, “NCFE”), as well as the Official Committee of the Unsecured Creditors of CCG (the “CCG Committee”) had reached an agreement in principle (“Plan Settlement”) regarding a plan of reorganization of the Med Debtors and regarding the distribution of the funds that would be paid pursuant to the sale of the assets of the TLCS Debtors. Among other things, the Plan Settlement contemplates that PIBL or its nominee would become the sole shareholder of the reorganized Med Debtors, and that the assets of the Med Debtors, other than those of Resource Pharmacy, Inc., would not be sold.

Because of the potential Plan Settlement, the Med Debtors sought to withdraw their motions to sell certain of their assets (other than the sale by the TLCS Debtors and the sale of Resource Pharmacy, Inc., described below). The Bankruptcy Court ordered an evidentiary hearing on February 3, 2004, in order to reconsider the withdrawal of certain of these motions. At the hearing, and by subsequent written order, the Bankruptcy Court overruled the Med Debtors’ request to withdraw their motions, thereby ordering a “dual track” process under which the sale process would go forward, while the parties continue negotiating the Plan Settlement simultaneously.

In connection with this result, Med received an extension of its exclusive right to file a plan of reorganization under the Bankruptcy Code until March 8, 2004.  We are continuing to negotiate the terms of a plan of reorganization with NCFE, PIBL, the CCG Committee and the Official Committee of the Unsecured Creditors of Med.  We anticipate, but cannot guarantee, that we will file a plan of reorganization with the Bankruptcy Court on or before March 5, 2004. A sale hearing with the Bankruptcy Court is scheduled to be held on March 5, 2004, and, if we have not filed a plan of reorganization and disclosure statement by this deadline, the Bankruptcy Court may hold an auction for the sale of the Med Debtors’ assets. If we do file a plan of reorganization by March 5, 2004, the Bankruptcy Court has scheduled a hearing on the adequacy of the related disclosure statement for April 2, 2004, and a hearing on confirmation of the plan on April 30, 2004. It is likely that any plan of reorganization filed by the Med Debtors will reflect the terms of the Plan Settlement.

The stalking horse bidders for the assets of our subsidiary, Chartwell, are Chartwell Acquisition, LLC (“Chartwell Acquisition”) and U.S. Health Services Corporation (“USHS”). Chartwell Acquisition is affiliated with Frank Magliochetti, Med’s Chief Executive Officer. Chartwell Acquisition is seeking to purchase the equity of Chartwell, as well as the equity of two of its subsidiaries, CCS and CCG.

USHS is a subsidiary of Standard Management Company, a publicly traded financial services company, which is listed on the NASDAQ under the symbol SMAN. USHS is seeking to purchase CDSI’s ownership interest in Chartwell Management Company, Inc. (“CMC”) and Chartwell Home Therapies, LP (“CHT”).  CHT owns equity interests in certain joint ventures (the “NCOEs”). CMC provides certain management services to the NCOEs through administrative services agreements.

We expect that neither the Plan Settlement nor any asset sale will contemplate any distributions to the shareholders of Med.  This is because the amount of debt, both at Med and at its subsidiaries, far exceeds the consideration likely to be paid to the creditors pursuant to the sale of the TLCS assets, and any consideration likely to be paid to the unsecured creditors of our subsidiaries and/or Med. Our creditors are entitled under the Bankruptcy Code to receive payments ahead of any payments that may be distributed to our shareholders. This means that there is likely to be no distribution of any monies to our shareholders in connection with their ownership of our stock under a plan of reorganization.

The Bankruptcy Court has approved an auction process whereby the assets of our wholly owned subsidiary, Resource Pharmacy, Inc. (“Resource”), will be sold.  We anticipate that such a sale will be consummated in March 2004. Subject to higher and better counteroffers, the proposed purchaser is Spectrum Pharmacy Services, Inc., an entity owned by Steve Carlton. Mr. Carlton is the former owner of Resource, who sold the business to Med in June 2000.  Since June 2000, Mr. Carlton has served as general manager of Resource.

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

The accompanying condensed consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with our reorganization.  Pursuant to SOP 90-7, pre-petition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

Our history of recurring operating losses, liquidity issues and the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, the ability to comply with the terms of the debtor-in-possession financing arrangement with Sun Capital Healthcare, Inc. (“Sun Capital”), the outcome of the sale process described above, confirmation of a plan or plans of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

Significant Accounting Policies

The significant accounting policies we followed in preparing our financial statements are set forth in Note 2 to the financial statements included in our Annual Report Form 10-K for the year ended March 31, 2003. We have made no changes to these policies during the three and nine months ended December 31, 2003.

In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Business Segment.  The results of the operations of Trestle have been reported as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”) (see Note 8).  Unless otherwise indicated, amounts in the following notes exclude the effect of discontinued operations.

Certain reclassifications have also been made to amounts from prior years to conform to the 2003 presentation.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, Computation of Earnings Per Share (“SFAS No. 128”), basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.  A summary of the shares used to compute the net income (loss) per share is as follows (unaudited, in thousands):

	Three Months Ended December 31,
	2003	2002

Weighted average common shares used to compute basic net income (loss) per share	148,662	148,662
Effect of dilutive securities	1,371	—
Weighted average common shares used to compute diluted net income (loss) per share	150,033	148,662

	Nine Months Ended December 31,
	2003	2002

Weighted average common shares used to compute basic net income (loss) per share	148,662	147,574
Effect of dilutive securities	1,262	—
Weighted average common shares used to compute diluted net income (loss) per share	149,924	147,574

As of December 31, 2003 and 2002, options and warrants to purchase approximately 63.4 million and 65.6 million shares of common stock were outstanding, respectively.  The common stock equivalents that were anti-dilutive were excluded from the computation of diluted loss per share for the three months and nine months ended December 31, 2002 as such options and warrants were anti-dilutive. In accordance with SFAS No. 128, we have included certain options and warrants to acquire shares in fully diluted earnings per share because they are issuable for little or no cash consideration.

Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net loss and net loss per share on a pro forma basis.  At December 31, 2003, we had two stock incentive plans.  We account for awards issued to employees under the plans using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense has been recognized in connection with our stock option plans, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and net income (loss) per share had we adopted the fair value recognition provisions of SFAS No. 123 (unaudited, in thousands, except per share information):

	Three Months Ended December 31,
	2003	2002

Net income (loss), as reported	$2,552	$(4,738)
Deduct: total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	—	(7)
Pro forma net income (loss)	$2,552	$(4,745)

Earnings (loss) per share:
Basic, as reported	$0.02	$(0.03)
Basic, pro forma	$0.02	$(0.03)
Diluted, as reported	$0.02	$(0.03)
Diluted, pro forma	$0.02	$(0.03)

	Nine Months Ended December 31,
	2003	2002

Net income (loss), as reported	$8,159	$(32,401)
Deduct: total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(13)	(21)
Pro forma net income (loss)	$8,146	$(32,422)

Earnings (loss) per share:
Basic, as reported	$0.06	$(0.22)
Basic, pro forma	$0.06	$(0.22)
Diluted, as reported	$0.06	$(0.22)
Diluted, pro forma	$0.06	$(0.22)

We estimated the fair value on the date of grant using the Black-Scholes Option Pricing Model.  The following assumptions were used for each reporting period.

	Three Months Ended December 31,
	2003	2002

Risk free interest rate	4.36%	4.10%
Expected option lives (in years)	7.47	7.46
Expected volatility	251%	144%
Expected dividend yield	—%	—%

	Nine Months Ended December 31,
	2003	2002

Risk free interest rate	4.14%	4.29%
Expected option lives (in years)	7.47	7.46
Expected volatility	313%	208%
Expected dividend yield	—%	—%

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. This Statement does not have a material impact upon our financial position, results of operations or cash flows in the period ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS No. 150”).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  This statement does not result in any material change to our existing reporting.

2)  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Events Leading to Bankruptcy

As has been previously disclosed in our public filings, we had, up until October 2002, been long dependent on National Century Financial Enterprises, Inc. (“NCFE”) to provide us financing for current operations under various Sales and Subservicing Agreements. In or around October 2002, NCFE began to suffer financial difficulties after an ongoing audit revealed financial inaccuracies in NCFE’s accounting. During the week of October 14, 2002, we submitted receivables for sale to NCFE under the terms of the Sales and Subservicing Agreements, but did not receive funding from NCFE for those sales. NCFE never resumed funding after that point, resulting in a breach of their obligations under the various Sales and Subservicing Agreements. Nevertheless, through the end of October, NCFE continued to assure us that funding would resume and we acted in reliance on those assurances.  The resulting cash shortages caused us to fail to meet certain vendor obligations when they became due and caused us eventually to default on certain obligations to Private Investment Bank, Ltd. (“PIBL”).

NCFE continued to fail to meet its funding obligations, having a materially adverse effect on our operations. This forced our subsidiary, TLCS, to file for bankruptcy protection on November 8, 2002 in the Bankruptcy Court. During this period, NCFE interpreted the terms of the Sales and Subservicing Agreements to mean that it had a security interest in any accounts receivable of ours, even if we had not submitted such accounts to NCFE for sale. We disagree with this interpretation. We believe that, at most, NCFE had a security interest in future accounts receivable only to the extent that we might have owed NCFE servicing fees. NCFE’s continued intransigence regarding this interpretation inhibited our ability to arrange for alternate sources of financing, because few lenders would be willing to finance us if they were unable to take an undisputed first priority security interest in our accounts receivable.  NCFE and certain of its affiliates filed for bankruptcy protection on November 18, 2002 in the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. In NCFE’s Chapter 11 proceeding and in other venues prior to the filing of the NCFE bankruptcy, NCFE’s counsel sought temporary restraining orders restricting our ability to access cash held by NCFE and cash that we collected on our own account. Because of immediate cash needs and in order to obtain the ability to access necessary cash and move forward with a new financing partner, the Med Debtors filed for bankruptcy on November 27, 2002.

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

Soon after the Chapter 11 filings, the Debtors notified all known or potential creditors, in an effort to identify and quantify all pre petition claims against them (please note that the bar date for the filing of proofs of claim of our creditors for each of the Med Debtors and TLCS Debtors has passed). As a result of the Debtors’ filings, substantially all of their indebtedness and lease obligations went into technical default. The Chapter 11 filings, however, automatically stayed or enjoined the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date, subject to certain exceptions under the Bankruptcy Code.  For example, those creditor actions that seek to obtain property, or those that seek to create, perfect or enforce any lien against property of the Debtors, or those that seek to exercise rights or remedies with respect to a pre-petition claim, are enjoined.  Such claims may proceed only if the Bankruptcy Court grants relief from the automatic stay.  Under the Bankruptcy Code, actions to collect pre petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced, absent an order of the Bankruptcy Court.

At hearings held on December 2, 2002, December 9, 2002 and December 20, 2002 the Bankruptcy Court granted the Med Debtors’ various motions to stabilize their operations and business relationships with customers, vendors, employees and others. The Court granted the Med Debtors authority to, among other things: (a) pay certain pre-petition and post-petition employee wages, salaries, benefits, and other employee obligations; and (b) pay vendors and other providers in the ordinary course of business for goods and services received from and after the Petition Date, and other similar agreements. The Bankruptcy Court also gave interim and final approval for use of cash collateral.

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

Debtor-in-Possession Financing

With regard to the Med Debtors, the Bankruptcy Court, by order dated December 23, 2002, approved a Debtor-In-Possession Master Purchase and Sale Agreement (“DIP Facility”) between certain of our subsidiaries in bankruptcy, including Chartwell, CCG, CCS and Resource and Sun Capital.  This secured debtor-in-possession financing arrangement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes.  It also provided a source of outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.

Under the DIP Facility, certain of our subsidiaries can sell accounts receivable to Sun Capital. After such sale, Sun Capital factors the receivables and submits an advance to the subsidiary selling the receivable. The advance is net of offsets based on a history of collections for the receivable or receivables submitted and a contractually permitted reserve amount. The receivables (in addition to other receivables not sold to Sun Capital but forwarded to Sun Capital in order to provide adequate collateral) then are sent to lockbox accounts controlled by Sun Capital. Sun Capital collects the receivables and provides a reconciliation of them to show which receivables have been collected and which have not. We pay at a daily percentage rate of ..075% for each day a factored receivable remains uncollected, which is equivalent to an annual percentage rate of 27%.  Any non-factored receivables are maintained in a reserve account at Sun Capital and are available as cash disbursements.

During the three and nine months ended December 31, 2003, CCG sold approximately $6.5 million and $17.9 million, respectively, worth of receivables to Sun Capital and received advances in the amount of $5.3 million and $14.4 million, respectively.  Receivables sold in excess of advances are reported net of fees in prepayments and other assets in our Condensed Consolidated Balance Sheet in this Form 10-Q for the quarter ended December 31, 2003.

Development of a Plan of Reorganization

As previously described in Note 1 of this quarterly report, by order of the Bankruptcy Court dated November 7, 2003, the Debtors engaged in a process whereby substantially all of the assets of the Debtors were to be sold pursuant to a sales process to be held on or about January 16, 2004 in the Bankruptcy Court, or on such date as was to be agreed to amongst the Debtors and their creditors.

As described in greater detail in Note 1 of this quarterly report, with a sale of TLCS and a sale or a reorganization of certain other subsidiaries of Med, it is unlikely that there will be any recovery for our shareholders.

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

Under the system of priorities of claim established by the Bankruptcy Code, unless creditors agree otherwise, pre- and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies, or what types or amounts of distributions, if any, they will receive. A plan of reorganization will likely result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. The value of the common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in our securities and the securities of the other Debtors.

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

Reorganization items included in our Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2003 and 2002 consist of the following (unaudited, in thousands):

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2002
Professional services	$2,053	$773	$5,303	$773
Unamortized market premium on term notes, net	—	(721)	—	(721)
Other reorganization costs	30	247	252	247
United States Trustee filing fees	59	38	153	38
Gain on settlement of lease obligations	—	—	(3,300)	—
	$2,142	$337	$2,408	$337

During the nine months ended December 31, 2003, our TLCS subsidiary settled an outstanding capital lease obligation and renegotiated the terms of an operating lease agreement, resulting in a reorganization gain of $1.9 million and $1.4 million, respectively.

3)  LIABILITIES SUBJECT TO COMPROMISE

“Liabilities subject to compromise” refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consisting primarily of related-party and long-term debt, certain accounts payable and accrued liabilities, represent management’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 filings.

Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real and personal property, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such lease or contract, but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, we expect that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of claims for damages created by the Debtors’ rejection of various executory contracts and unexpired leases. Conversely, we would expect that the assumption, or assumption and assignment, of certain executory contracts and unexpired leases might convert liabilities shown as subject to compromise, into liabilities not subject to compromise.

Under bankruptcy law, actions by creditors to collect indebtedness we owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. We have received approval from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Adjustments to the claims may result from negotiations, payments authorized by Bankruptcy Court order or additional rejection of executory contracts including leases or other events.

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

The following table summarizes the components of liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003 (in thousands):

	December 31, 2003	March 31, 2003
	(unaudited)

Long Term Debt

Borrowings under credit facility	$121,691	$122,989
Notes payable related to acquisitions	2,892	2,892
Term notes	28,679	28,679
Debentures	57,300	57,300
Debentures held by related party	12,500	12,500
Other notes payable	16,893	16,893
Total debt	239,955	241,253

Due to government agencies	49,036	50,230
Related party liability	2,337	2,337
Lease obligations	4,372	10,189
Accounts payable and vendor obligations	15,954	16,671
Accrued salaries and related benefit costs	14,234	16,308
Accrued interest	7,255	4,609
Other accrued expenses	12,642	15,276

Total liabilities	105,830	115,620

Total debt and liabilities subject to compromise	$345,785	$356,873

As of December 31, 2003, $345.8 million of liabilities subject to compromise have been classified as current liabilities as the Debtors expect to file a plan of reorganization that provides for emergence from Chapter 11 during 2004.  However, there can be no assurance that a plan of reorganization will be approved by the requisite creditors or confirmed by the Bankruptcy Court.

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

In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three and nine months ended December 31, 2003 was $5.8 million and $17.7 million, respectively, which is $4.6 million and $13.7 million, respectively, in excess of interest included in the accompanying financial statements.

As a part of the process to sell its net assets pursuant to an order of the Bankruptcy Court, TLCS is negotiating settlements with federal and state regulatory authorities to resolve its outstanding liabilities.  We expect to record the effects of such settlements in Reorganization Items in our Consolidated Statement of Operations upon the resolution of such liabilities.

Divestiture

The Bankruptcy Code provides a mechanism by which the Debtors may abandon property if it is no longer beneficial to the estates and its retention serves no purpose in effectuating the goals of the Bankruptcy Code.  Abandonment constitutes a court-authorized divestiture of all of the Debtors’ interests in the property.  Abandonment gives rise to potential claims against the Debtors.

Due to the uncertain nature of many of the potential rejection and abandonment related claims, management is unable to project the magnitude of such claims with any degree of certainty at this time.

4)  BUSINESS COMBINATIONS

In September 2003, TLCS acquired certain assets of the home health care operations from The Washington Hospital located in Washington, Pennsylvania. The total acquisition cost was approximately $700 thousand, of which approximately $280 thousand plus related legal costs were paid by TLCS.  The acquired business will be operated by a TLCS licensee, pursuant to the terms of TLCS’ standard franchise agreement.  In connection with this acquisition, we recorded goodwill of $292 thousand.

5)  JOINT VENTURES AND MINORITY INTEREST

As a result of the Chartwell merger in August 2001, we have investments in eight (8) joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. We also provide various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years. Our ownership in the joint ventures includes: one with 80% interest, which is consolidated, one with 45% interest and six with 50% interest, which we account for on an equity basis. Minority interest of $423 thousand and $377 thousand, respectively at December 31, 2003 and March 31, 2003, represents the outside ownership in our consolidated joint venture.

A condensed balance sheet at December 31, 2003 and March 31, 2003 and a condensed statement of operations of the joint ventures accounted for on the equity method for the three and nine months ended December 31, 2003 and 2002 are as follows:

Condensed Combined Balance Sheet

(unaudited, in thousands)

	December 31, 2003	March 31, 2003

Current assets	$23,199	$26,670
Non current assets	6,143	5,871
	29,342	32,541

Current liabilities	5,808	8,564
Non current liabilities	1,101	529
	6,909	9,093
Members equity:
Company	10,357	11,824
Other members	12,076	11,624
	$29,342	$32,541

Condensed Combined Statement of Operations

(unaudited, in thousands)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Revenues	$18,929	$17,645
Expenses	14,913	14,083
	4,016	3,562
Net income allocated to other members	(2,170)	(2,063)
Net income	$1,846	$1,499

	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2002

Revenues	$56,075	$54,680
Expenses	46,295	47,145
	9,780	7,535
Net income allocated to other members	(5,246)	(4,243)
Net income	$4,534	$3,292

6)  INTANGIBLE ASSETS

Our intangible assets at December 31, 2003 and March 31, 2003, other than goodwill, are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2003	March 31, 2003	December 31, 2003	March 31, 2003
	(unaudited)		(unaudited)
Amortized intangible assets:
Administrative service agreements	$7,950	$7,950	$(4,602)	$(4,008)
Total amortized intangible assets	7,950	7,950	(4,602)	(4,008)
Unamortized identifiable intangible assets	28,100	28,100	—	—
Total identifiable intangible assets	$36,050	$36,050	$(4,602)	$(4,008)

Unamoritzed intangible assets consist of contracts that we maintain with regional, national and governmental healthcare providers.

Amortization expense related to intangible assets for the three and nine months ended December 31, 2003 amounted to $198 thousand and $594 thousand, respectively.  The annual amortization that is expected to be recorded is as follows (unaudited, in thousands):

Year Ending March 31,
2004	$792
2005	792
2006	792
2007	792
2008	774
Thereafter	—
$3,942

7)  FINANCING ARRANGEMENTS

Our indebtedness at December 31, 2003 and March 31, 2003 consisted of the following (in thousands):

	December 31, 2003	March 31, 2003
	(unaudited)
Borrowings under credit facility	$121,691	$122,989
Notes payable related to acquisitions	2,892	2,892
Term notes	28,679	28,679
Debenture held by related party	12,500	12,500
Debentures	57,300	57,300
Other notes payable	16,893	16,893
Total	239,955	241,253
Less: debt subject to compromise	(239,955)	(241,253)
Debt and related party debt	$—	$—

Due to the failure to make scheduled payments and the commencement of the Chapter 11 proceedings, we are in default of substantially all of our pre-petition debt and other long-term obligations. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. These debt obligations at December 31, 2003 and March 31, 2003 are classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets in accordance with SOP 90-7.

In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three and nine months ended December 31, 2003 was $5.8 million and $17.7 million, respectively, which is $4.6 million and $13.7 million, respectively, in excess of interest included in the accompanying financial statements.

8)  DISCONTINUED OPERATIONS

In June 2001, e-Net Technology, Ltd. (“e-Net”) filed for receivership.  In accordance with the Emerging Issues Task Force (“EITF”) Abstract No. 95-18, Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs After the Balance Sheet Date But Before the Issuance of Financial Statements (“EITF 95-18”), we reflected the discontinued operations in the fiscal year ended March 31, 2001.

In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Solutions Business Segment, to Trestle Acquisition Corporation, a wholly owned subsidiary of Sunland Entertainment Co., Inc.  The transaction included the sale of all of Trestle’s intellectual property rights, certain operating assets plus the assumption of certain liabilities totaling approximately $1.4 million.  Cash proceeds from the sale of $1.25 million will remain in escrow pending completion of our plan of reorganization, except that a portion of the proceeds is currently being used to pay professional fees associated with the Trestle sale and fees associated with our continuing bankruptcy proceedings.  As of December 31, 2003, net remaining proceeds of $1.1 million were included in assets of discontinued operations on the Condensed Consolidated Balance Sheet.  In accordance with SFAS No. 144, the results of operations have been reported as discontinued operations.

The net revenue, expenses, assets and liabilities of our wholly owned subsidiaries, Trestle and e-Net, have been combined in our condensed consolidated financial statements under discontinued operations.  The following is a condensed statement of operations for Trestle and e-Net for the three and nine months ended December 31, 2003 and 2002, which comprises the results from discontinued operations (unaudited, in thousands):

Three Months Ended December 31, 2003
	Trestle	e-Net	Total

Net revenue	$—	$—	$—
Total cost and expenses	—	—	—
Operating loss from discontinued operations	—	—	—
Interest and taxes	—	—	—
Reorganization items	—	—	—
Other	3	—	3
Loss on sale	—	—	—
Income from discontinued operations	$3	$—	$3

	Nine Months Ended December 31, 2003
	Trestle	e-Net	Total

Net revenue	$112	$—	$112
Total cost and expenses	608	—	608
Operating loss from discontinued operations	(496)	—	(496)
Interest and taxes	(34)	—	(34)
Reorganization items	(34)	—	(34)
Other	2	—	2
Gain on sale	1,329	—	1,329
Income from discontinued operations	$767	$—	$767

	Three Months Ended December 31, 2002
	Trestle	e-Net	Total

Net revenue	$677	$—	$677
Total cost and expenses	(1,664)	—	(1,664)
Operating loss from discontinued operations	(987)	—	(987)
Loss from discontinued operations	$(987)	$—	$(987)

	Nine Months Ended December 31, 2002
	Trestle	e-Net	Total

Net revenue	$1,649	$—	$1,649
Total cost and expenses	5,095	—	5,095
Operating loss from discontinued operations	(3,446)	—	(3,446)
Loss from discontinued operations	$(3,446)	$—	$(3,446)

The following is a condensed balance sheet for Trestle and e-Net at December 31, 2003 and March 31, 2003 (in thousands):

		December 31, 2003
		(unaudited)
	Trestle	e-Net	Total
ASSETS
Current assets:
Cash	$—	$2,172	$2,172
Restricted cash	1,058	—	1,058
Other receivables	—	14	14
Total current assets	1,058	2,186	3,244
Total assets	$1,058	$2,186	$3,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other liabilities	$34	$11,222	$11,256
Liabilities subject to compromise	871	—	871
Total current liabilities	905	11,222	12,127
Stockholders’ equity (deficit)	153	(9,036)	8,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,058	$2,186	$3,244

	March 31, 2003
	Trestle	e-Net	Total
ASSETS
Current assets:
Cash	$511	$—	$511
Accounts receivable and other receivables	148	—	148
Prepaid and other current assets	232	—	232
Total current assets	891	—	891
Non-Current assets:
Property and equipment	83	—	83
Other	708	2,314	3,022
Total non-current assets	791	2,314	3,105
Total assets	$1,682	$2,314	$3,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other liabilities	$494	$11,222	$11,716
Total current liabilities	494	11,222	11,716
Long term liabilities:
Liabilities subject to compromise	871	—	871
Deferred revenue	981	—	981
Total long term liabilities	1,852	—	1,852
Stockholders’ deficit	(664)	(8,908)	(9,572)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,682	$2,314	$3,996

9)  SEGMENT INFORMATION

We derive our net revenue from two operating segments: (1) Home health services comprised of skilled nursing care and attendant care services in the home and (2) Pharmacy services comprised of pharmaceutical management and distribution services.

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

Our financial information by business segment is summarized as follows (unaudited, in thousands). The “Other” column includes corporate related items and other expenses not allocated to reportable segments.  No amounts from our former Distance Medicine Business Segment are included in this column (unaudited, in thousands):

	Home Health	Pharmacy	Other	Total
Three Months Ended December 31, 2003:
Net revenue	$75,267	$12,691	$—	$87,958
Operating income (loss) before depreciation and amortization	7,905	189	(2,493)	5,601
Depreciation and amortization	881	238	229	1,348
Operating income (loss) income	7,024	(49)	(2,722)	4,253
Capital expenditures	253	76	23	352
Total assets as of December 31, 2003	$83,827	$42,886	$11,755	$138,468

Three Months Ended December 31, 2002:
Net revenue	$76,102	$13,065	$—	$89,167
Operating income (loss) before depreciation and amortization	3,137	909	(2,374)	1,672
Depreciation and amortization	970	303	236	1,509
Operating income (loss)	2,167	606	(2,610)	163
Capital expenditures	1	45	5	51
Total assets at December 31, 2002	$96,918	$77,465	$9,636	$184,019

Nine Months Ended December 31, 2003:
Net revenue	$219,954	$37,645	$—	$257,599
Operating income (loss) before depreciation and amortization	19,956	1,294	(7,264)	13,986
Depreciation and amortization	2,766	712	706	4,184
Operating income (loss) income	17,190	582	(7,970)	9,802
Capital expenditures	622	388	46	1,056
Total assets as of December 31, 2003	$83,827	$42,886	$11,755	$138,468

Nine Months Ended December 31, 2002:
Net revenue	$241,623	$40,575	$—	$282,198
Operating income (loss) before depreciation and amortization	6,024	2,153	(11,258)	(3,081)
Depreciation and amortization	2,936	793	704	4,433
Operating income (loss)	3,088	1,360	(11,962)	(7,514)
Capital expenditures	476	196	82	754
Total assets at December 31, 2002	$96,918	$77,465	$9,636	$184,019

Our U.S. sales from our pharmacy services and home health services segments are paid through third-party payors, including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients.

During the three and nine months ended December 31, 2003, approximately 83.6% and 83.5%, respectively, of the revenue from these segments were reimbursable by Medicare and Medicaid.

10)  CONTINGENCIES AND LEGAL MATTERS

As discussed in greater detail in Part I, Note 2 above, on the Petition Date, we and five of our domestic, wholly owned subsidiaries, Chartwell, CCS, CCG, Resource and Trestle, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption “In re Med Diversified, Inc., et al., Case No. 8-02-88564.” On November 8, 2002, TLCS along with nineteen of TLCS’ subsidiaries filed voluntary petitions in the Bankruptcy Court under the Bankruptcy Code. The reorganization cases are being jointly administered under the caption “In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020.” All of the entities continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court, while a plan of reorganization is formulated. At this time, the outcome of the Chapter 11 cases is not likely to result in any recovery for our shareholders.

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

Ashe Wahba

On April 17, 2002, Ashe Wahba (“Wahba”) filed a demand for arbitration against us with the American Arbitration Association (“AAA”) (AAA No. 11 160 01346 2). Prior to his termination in April 2002, Wahba served as Chartwell’s President of International Business. Wahba alleges that we breached the severance and signing compensation provisions of his Executive Employment Agreement (the “Employment Agreement”), dated August 18, 2001. The Employment Agreement called for arbitration for disagreements arising out of or relating to the Employment Agreement. Wahba seeks an award of salary compensation, compensation for stock options, attorneys’ fees and administrative costs. Though we have taken part in settlement discussions with Wahba, no settlement has been reached. We continue to disagree with Wahba’s interpretation of the Employment Agreement.

Due to our filing for bankruptcy protection, this matter was subject to the automatic stay under the Bankruptcy Code. However, on February 4, 2003, Wahba filed a motion with the Bankruptcy Court to modify the stay and allow the arbitration to proceed. The Bankruptcy Court granted such motion. Therefore, this matter will proceed in arbitration. Any award, however, will merely liquidate the amount of Wahba’s claim, which will remain subject to the automatic stay and whatever treatment ultimately will be afforded the unsecured creditors under our plan of reorganization.

This matter is currently in discovery and motions setting forth the parties’ legal positions were filed with the arbitrator on December 19, 2003. The arbitrator has not ruled on those positions nor has a discovery schedule been set.

Addus Healthcare

On or about April 24, 2002, we filed a complaint against Addus Healthcare, Inc. (“Addus”), and its major shareholders, W. Andrew Wright, Mark S. Heaney, Courtney E. Panzer, and James A. Wright (Med Diversified, Inc. v. Addus Healthcare, Inc., et al., U.S. District Court, Central District of California, Case No. CV 02-3911 AHM (JTLX)). We contend that Addus has been unable to perform its obligations under a certain stock purchase agreement relating to our acquisition of Addus. We allege that Addus breached the warranties and representations it gave regarding its financial condition, and Addus has been unable to obtain the consent of necessary third parties to assign some relevant contracts. We believe that Addus has breached the agreement in other ways, as well. Additionally, we allege that the Defendants have misappropriated our deposit.

The complaint demands the imposition of a constructive trust for the converted funds and an injunction against the Defendants’ disposing of or liquidating the $7.5 million deposit. Our complaint further alleges fraud on behalf of the Defendants, stating that they never intended to complete the transaction but planned to use the pendency of the transaction to obtain concessions from us.  Additionally, there is a claim for breach of contract. We seek compensatory damages of approximately $10 million per claim, plus punitive damages, along with the equitable relief previously described and attorneys’ fees.

Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus’ answer to that complaint.  Status conferences are held bi-monthly as the parties continue to negotiate the terms of discovery.  We intend to continue pursuing this litigation, and seek all available remedies.

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

There are certain claims against us arising from transfers of funds from the Defendants to us, including the Defendants’ purported secured and unsecured loans, purchases of receivables and other advances. We seek to recharacterize these claims as equity interests, and to the extent that such claims are recharacterized as equity interests, we seek to subordinate those interests to those of the other equity holders. Further, we seek the turnover of overfunded reserves and accrued subservicing fees by certain of the Defendants and recovery for breach of certain sales and subservicing agreements between the Defendants and us. We also seek recovery for the Defendants’ breach of commitments in connection with a bond initiative sponsored by PIBL, as well as breach of the preferred provider agreement, entered into between NCFE and us in February 2000. We also seek recovery of fraudulent transfers.

The defendants’ answer on responsive pleadings was due on August 8, 2003 and was filed on such date.  Discovery is proceeding in this matter.  If NCFE, PIBL and the CCG Committee successfully enter into the Plan Agreement described in Note 1 of this quarterly report, we anticipate that this matter will be settled as part of that Plan Agreement.

Stephen Savitsky, David Savitsky, Dale R. Clift

On May 16, 2003 we, along with TLCS, filed a lawsuit against Stephen Savitsky (“S. Savitsky”), David Savitsky (“D. Savitsky”), and Dale R. Clift (“Clift”) in the Bankruptcy Court (Med Diversified, Inc.; Tender Loving Care Health Care Services, Inc. v. Stephen Savitsky; David Savitsky; Dale R. Clift, United States Bankruptcy Court for the Eastern District of New York, Adversary Proceeding No. 03-8244). Up until October 28, 2002, S. Savitsky served as Chief Executive Officer of TLCS. From October 28, 2002 until his resignation on November 6, 2002, S. Savitsky served as Executive Vice President of TLCS. Up until or shortly after October 28, 2002, D. Savitsky served as Vice Chairman of Governmental Affairs for TLCS. Up until February 27, 2002, Clift served as President and Chief Operating Officer of TLCS.

We and TLCS made certain transfers and conveyances to S. Savitsky, D. Savitsky and Clift during the course of their employment with TLCS. We and TLCS seek to avoid and recover those transfers as preferential payments under the Bankruptcy Code. We and TLCS also seek to avoid and recover those funds under the theories of fraudulent transfers, fraudulent conveyances, and unjust enrichment.

The defendants’ answers were due on June 30, 2003 and were filed on such date. Discovery is proceeding in this matter and a pretrial conference was scheduled for November 24, 2003. The court granted the defendants’ motion for summary judgment as to TLCS, but denied it as to the Med Debtors at a hearing held on October 20, 2003. Because of this ruling, TLCS has dismissed with prejudice its claims against the defendants with regard to the fraudulent conveyance claim and the payment to an insider during the preference period claim, and dismissed its salary claim against the defendants without prejudice. The defendants’ counterclaims against TLCS have not been dismissed. The claims of the Med Debtors have not been dismissed.

A trial was docketed for December 2, 2003, but that trial date was delayed to allow for the preparation of expert testimony.  No new trial date has been set.

Securities and Exchange Commission Investigation

On August 19, 2003, we were served with a subpoena by the Securities and Exchange Commission (the “SEC”) in connection with an ongoing informal inquiry.  Since that date, we have been in communication with the SEC regarding the scope of the subpoena, and have been providing documentation that is responsive to the subpoena.  We have been and shall continue to cooperate fully with this investigation.

11)  DEBTOR FINANCIALS

The following condensed consolidating balance sheet as of December 31, 2003 and March 31, 2003 and the related condensed consolidating statements of income for the three and nine months ended December 31, 2003 and statement of cash flows for the nine months ended December 31, 2003 are presented in accordance with SOP 90-7.

Condensed Consolidating Balance Sheet

As of December 31, 2003

(unaudited, in thousands)

	Debtors	Non-debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,614	$375	$—	$21,989
Accounts receivable, net	28,133	1,816	—	29,949
Accounts receivable from affiliates, net	59	1,561	(1,522)	98
Prepayments and other current assets	4,635	3,109	—	7,744
Assets of discontinued operations	1,058	2,186	—	3,244
Total current assets	55,499	9,047	(1,522)	63,024
Non-current assets:
Property and equipment, net	10,827	156	—	10,983
Goodwill	13,700	7,140	—	20,840
Investments	10,357	10,220	(10,220)	10,357
Other intangibles, net	31,448	—	—	31,448
Other assets	1,785	2,329	(2,298)	1,816
Total non-current assets	68,117	19,845	(12,518)	75,444
TOTAL ASSETS	$123,616	$28,892	$(14,040)	$138,468

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,597	$262	$—	$7,859
Accrued salaries and benefit costs	15,154	184	—	15,338
Accrued liabilities	9,035	459	—	9,494
Liabilities of discontinued operations	905	11,222	—	12,127
Current maturities of capital leases	1,221	10	—	1,231
Liabilities subject to compromise	345,785	—	—	345,785
Total current liabilities	379,697	12,137	—	391,834
Long-Term liabilities:
Capital leases	—	12	—	12
Total long-term liabilities	—	12	—	12
Minority interest	138	285	—	423
Total stockholders’ equity (deficit)	(256,219)	16,458	(14,040)	(253,801)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$123,616	$28,892	$(14,040)	$138,468

Condensed Consolidating Balance Sheet

As of March 31, 2003

(in thousands)

	Debtors	Non-debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,831	$241	$—	$10,072
Accounts receivable, net	34,791	1,803	—	36,594
Accounts receivable from affiliates	59	1,417	(1,290)	186
Prepayments and other current assets	7,575	272	—	7,847
Assets of discontinued operations	891	—	—	891
Total current assets	53,147	3,733	(1,290)	55,590
Non-current assets:
Property and equipment, net	13,624	232	—	13,856
Goodwill, net	13,408	7,140	—	20,548
Investments	11,231	11,094	(11,094)	11,231
Other intangibles, net	32,042	—	—	32,042
Assets of discontinued operations	791	2,314	—	3,105
Other assets	1,869	18	—	1,887
Total non-current assets	72,965	20,798	(11,094)	82,669
TOTAL ASSETS	$126,112	$24,531	$(12,384)	$138,259

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,572	$276	$—	$5,848
Accrued salaries and benefit costs	14,540	160	—	14,700
Accrued liabilities	8,445	441	—	8,886
Liabilities of discontinued operations	494	11,222	—	11,716
Current maturities of capital leases	—	10	—	10
Total current liabilities	29,051	12,109	—	41,160
Long-Term liabilities:
Liabilities subject to compromise	356,873	—	—	356,873
Capital leases	—	20	—	20
Long-term debt and lease commitments of discontinued operations	—	—	—	—
Other liabilities	1,852	—	—	1,852
Total long-term liabilities	358,725	20	—	358,745
Minority interest	115	262	—	377
Total stockholders’ equity (deficit)	(261,779)	12,140	(12,384)	(262,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$126,112	$24,531	$(12,384)	$138,259

Condensed Consolidating Statement of Operations

For the Three Months Ended December 31, 2003

(unaudited, in thousands)

	Debtor	Non-debtor	Eliminations	Consolidated
NET REVENUE:
Non affiliates	$86,102	$1,745	$—	$87,847
Affiliates	—	131	(20)	111
Total net revenue	86,102	1,876	(20)	87,958

COSTS AND EXPENSES:
Cost of services	46,144	1,257	—	47,401
Selling, general and administrative	34,255	721	(20)	34,956
Depreciation and amortization	1,307	41	—	1,348
Total costs and expenses	81,706	2,019	(20)	83,705

OPERATING INCOME (LOSS)	4,396	(143)	—	4,253

OTHER INCOME (EXPENSE):
Interest expense	(1,247)	—	—	(1,247)
Other income	42	51	—	93

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES AND INCOME TAXES	3,191	(92)	—	3,099

REORGANIZATION ITEMS	(2,142)	—	—	(2,142)

MINORITY INTEREST, NET OF TAXES	(11)	(17)	—	(28)

EQUITY IN EARNINGS ON JOINT VENTURES	—	1,846	—	1,846

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,038	1,737		2,775

INCOME TAX EXPENSE	(226)	—	—	(226)

INCOME FROM CONTINUING OPERATIONS	812	1,737	—	2,549

INCOME FROM DISCONTINUED OPERATIONS	3	—	—	3

NET INCOME	$815	$1,737	$—	$2,552

Condensed Consolidating Statement of Operations

For the Nine Months Ended December 31, 2003

(unaudited, in thousands)

	Debtor	Non-debtor	Eliminations	Consolidated
NET REVENUE:
Non affiliates	$251,962	$5,318	$—	$257,280
Affiliates	—	371	(52)	319
Total net revenue	251,962	5,689	(52)	257,599

COSTS AND EXPENSES:
Cost of services	138,190	3,694	—	141,884
Selling, general and administrative	99,611	2,170	(52)	101,729
Depreciation and amortization	4,064	120	—	4,184
Total costs and expenses	241,865	5,984	(52)	247,797

OPERATING INCOME (LOSS)	10,097	(295)	—	9,802

OTHER INCOME (EXPENSE):
Interest expense	(3,988)	—	—	(3,988)
Other income	139	35	—	174

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES	6,248	(260)	—	5,988

REORGANIZATION ITEMS	(2,408)	—	—	(2,408)

MINORITY INTEREST, NET OF TAXES	(23)	(23)	—	(46)

EQUITY IN EARNINGS ON JOINT VENTURES	—	4,534	—	4,534

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,817	4,251	—	8,068

INCOME TAX EXPENSE	(676)	—	—	(676)

INCOME FROM CONTINUING OPERATIONS	3,141	4,251	—	7,392

INCOME FROM DISCONTINUED OPERATIONS	767	—	—	767

NET INCOME	$3,908	$4,251	$—	$8,159

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended December 31, 2003

(unaudited, in thousands)

	Debtor	Non-debtor	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,908	$4,251	$8,159
Gain from discontinued operations	(767)	—	(767)
Minority interest	23	23	46
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Loss on disposal of fixed assets	350	—	350
Equity in joint ventures	—	(4,534)	(4,534)
Non cash compensation	63	—	63
Depreciation and amortization	4,064	120	4,184
Provision for doubtful accounts	3,400	54	3,454
Gain on settlement of lease obligations	(3,300)	—	(3,300)
Net change in assets and liabilities affecting operations, net of acquisitions:
Accounts receivable and affiliated receivables	3,436	(157)	3,279
Prepayments and other assets	5,308	(5,134)	174
Accounts payable and accrued liabilities	403	28	431
Other liabilities	(1,198)	—	(1,198)
Net cash provided by (used in) operating activities	15,690	(5,349)	10,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,011)	(45)	(1,056)
Change in assets and liabilities of discontinued operations, net	(1,319)	128	(1,191)
Restricted cash received from sale of discontinued operations	1,250	—	1,250
Distributions received	—	1,230	1,230
Distributions from joint ventures subject to restriction	—	4,178	4,178
Business acquisitions	(292)	—	(292)
Net cash (used in) provided by investing activities	(1,372)	5,491	4,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of capital lease obligations	(1,237)	(8)	(1,245)
Net payments under factoring facility	(1,298)	—	(1,298)

Net cash used in financing activities	(2,535)	(8)	(2,543)

INCREASE IN CASH AND CASH EQUIVALENTS	11,783	134	11,917

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	9,831	241	10,072

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$21,614	$375	$21,989

NON-CASH TRANSACTIONS:
Liabilities assumed by purchaser of discontinued operations	$1,421	$—	$1,421

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2003.

Statements in this quarterly report that relate to management’s expectations, intentions or beliefs concerning future plans, expectations, events and performance are “forward-looking” within the meaning of the federal securities laws. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plan”, “believe”, “expect”, “will”, “anticipate”, “estimate” and other words of similar meaning. These forward-looking statements include assumptions, beliefs and opinions relating to our business and growth strategy based upon management’s interpretation and analysis of its own contractual and legal rights, of management’s ability to satisfy industry and consumer needs with its strategies, and of healthcare industry trends. Management’s forward-looking statements further assume that we will be able to successfully develop and execute on our strategic relationships and obtain approval for a plan of reorganization under the terms of the Bankruptcy Code. Actual results or events could differ materially from those anticipated in the forward-looking statements due to a variety of factors, in addition to those set out above, including, without limitation, acceptance by customers of our products, changing technology, competition in the health-care market, government regulation of health care, general economic conditions, availability of capital, the outcome of pending litigation, our ability to successfully reorganize under the Bankruptcy Code and other factors. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Some important factors that could cause our actual results to differ materially from those projected in such forward-looking statements are discussed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Results of Continuing Operations

The results of continuing operations presented herein reflect the consolidated net revenue and expenses from continuing operations for the three and nine months ended December 31, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended December 31,
	2003	2002

Net Revenue	$87,958	$89,167
Costs and expenses:
Cost of services	47,401	51,103
General and administrative	34,956	36,392
Depreciation and amortization	1,348	1,509
Total costs and expenses	83,705	89,004
Operating income from continuing operations	$4,253	$163
Net income (loss) from continuing operations	$2,549	$(3,751)

	Nine Months Ended December 31,
	2003	2002

Net Revenue	$257,599	$282,198
Costs and expenses:
Cost of services	141,884	160,519
General and administrative	101,729	124,760
Depreciation and amortization	4,184	4,433
Total costs and expenses	247,797	289,712
Operating income (loss) from continuing operations	$9,802	$(7,514)
Net income (loss) from continuing operations	$7,392	$(28,955)

The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three and nine months ended December 31, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002
	Chartwell	Joint Ventures*	Chartwell	Joint Ventures*

Net Revenue	$23,250	$18,929	$24,548	$17,645
Cost of Services	17,272	10,945	17,570	9,603
Gross Profit	5,978	7,984	6,978	8,042
Operating expenses	4,612	3,516	5,095	4,701
Income from operations	1,366	4,468	1,883	3,341
Depreciation and amortization	(250)	(238)	(314)	36
Other income (expense)	(331)	(214)	—	184
Equity in earnings of joint venture	1,846	—	1,499	—
Joint venture earnings allocated to other members	—	(2,170)	—	(2,062)
Net income	$2,631	$1,846	$3,068	$1,499

	Nine Months Ended December 31, 2003		Nine Months Ended December 31, 2002
	Chartwell	Joint Ventures*	Chartwell	Joint Ventures*

Net Revenue	$70,555	$56,075	$74,539	$54,680
Cost of Services	51,777	32,950	54,082	31,397
Gross Profit	18,778	23,125	20,457	23,283
Operating expenses	13,431	13,099	15,465	15,258
Income from operations	5,347	10,026	4,992	8,025
Depreciation and amortization	(759)	(691)	(791)	(673)
Other income (expense)	(1,107)	445	(2,189)	184
Equity in earnings of joint venture	4,534	—	3,292	—
Joint venture earnings allocated to other members	—	(5,246)	—	(4,244)
Net income	$8,015	$4,534	$5,304	$3,292

As noted above, Chartwell’s income from operations under management for the three months ended December 31, 2003 and 2002 totaled $1.9 million and $1.5 million, respectively, and Chartwell’s income from operations under management for the nine months ended December 31, 2003 and 2002 totaled $4.5 million and $3.3 million, respectively.

* Chartwell’s ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger, we have investments in eight joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. Our ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and six with 50 percent interest accounted for on the equity basis of accounting. Total Chartwell revenue under management for the three and nine months ended December 31, 2003, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, was $42.2 million and $126.6 million, respectively.

Net Revenue

Net revenue for the three and nine months ended December 31, 2003 and 2002 are summarized as follows (unaudited, in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	$75,267	$76,102	$219,954	$241,623
Pharmacy Management and Distribution	12,691	13,065	37,645	40,575
Total	$87,958	$89,167	$257,599	$282,198

Home Health/Alternate Site Services revenues decreased $835 thousand or 1.1% from $76.1 million to $75.3 million for the three months ended December 31, 2003 over the comparable prior year. This decrease consists of a reduction in revenue from the sale or closure of 15 locations from our TLCS subsidiary. Similarly, Home Health/Alternate Site Services revenues decreased $21.7 million or 9.0% for the nine months ended December 31, 2003 over the comparable prior year. The decrease in the nine months ended December 31, 2003 is comprised of $15.4 million resulting from the sale or closure of 15 locations from our TLCS subsidiary and approximately $5.9 million from changes in payor mix. The Home Health/Alternate Site Services segment has continued taking steps to reduce business with low margin payor sources and concurrently expand services to Medicare eligible patients, for whom we have clinical platforms that are cost effective and generate improved gross margins.

Pharmacy Management and Distribution revenues decreased $374 thousand or 2.9% and $2.9 million or 7.2%, respectively, for the three and nine months ended December 31, 2003 over the comparable prior year.  This decrease is due primarily to our reduction in referrals and focusing on higher-margin therapies.  This segment also continues to take steps to reduce business from low-margin referral sources and expand its services to referral sources with higher-margin therapies.

Costs and Expenses

Cost of services for the three and nine months ended December 31, 2003 and 2002 are summarized as follows (unaudited, in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	$38,873	$43,220	$117,758	$135,172
Pharmacy Management and Distribution	8,528	7,883	24,126	25,347
Total	$47,401	$51,103	$141,884	$160,519

Cost of services as a percentage of sales for the three and nine months ended December 31, 2003 and 2002 are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	51.6%	56.8%	53.5%	55.9%
Pharmacy Management and Distribution	67.2%	60.3%	64.1%	62.5%

Home Health/Alternate Site Services cost of services decreased in the three and nine months ended December 31, 2003 as compared to the same periods in 2002 because of reduced sales.  The reduction in cost of services as a percentage of revenue reflects the previously mentioned focus on more profitable payor and therapy mix.

Pharmacy Management and Distribution cost of services increased in the three and nine months ended December 31, 2003 as compared to the same periods in 2002 due to providing higher-cost therapies and changes in purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $1.4 million or 3.9% for the three months ended December 31, 2003 and decreased $23.0 million or 18.5% for the nine months ended December 31, 2003, as compared to the comparable periods in 2002.  The decreases are attributed to the full impact of certain cost reduction programs implemented in 2002, especially at our TLCS subsidiary, which included the sale or closure of 15 locations, reduction in personnel and related costs in its operating locations, regional support and corporate office.  Additionally, a decrease of $5.0 million, related to executive non-cash compensation and a reduction in professional fees (classified as SG&A expenses), favorably impacted SG&A expenses for the three and nine months ended December 31, 2003.

Other Income (Expense)

Interest expense decreased $4.0 and $21.4 million, respectively, for the three and nine months ended December 31, 2003, as compared to comparable periods in 2002.  These decreases are attributed primarily to the reduction of $5.9 million in deferred financing fees from 2002 and reduced interest charges related to certain pre-petition unsecured debt, as prescribed by SOP 90-7.

Results of Discontinued Operations

In May 2003, with the approval of the Bankruptcy Court, we sold certain assets and liabilities of Trestle, our wholly owned subsidiary, which made up our Distance Medicine Solutions Business Segment, to Trestle Acquisition Corporation, a wholly owned subsidiary of Sunland Entertainment Co., Inc.  The transaction included the sale of all of Trestle’s intellectual property rights, certain operating assets plus the assumption of certain liabilities totaling approximately $1.4 million.  Cash proceeds from the sale of $1.25 million will remain in escrow pending completion of our plan of reorganization, except that a portion of the proceeds is currently being used to pay professional fees associated with the Trestle sale and fees associated with our continuing bankruptcy proceedings.  As of December 31, 2003, net remaining proceeds of $1.1 million is included in assets of discontinued operations on the Condensed Consolidated Balance Sheet.  In accordance with SFAS No. 144, the results of operations have been reported as discontinued operations.

In June 2001, e-Net Technology, Ltd. (“e-Net”) filed for receivership.  In accordance with the Emerging Issues Task Force (“EITF”) Abstract No. 95-18, Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs After the Balance Sheet Date But Before the Issuance of Financial Statements (“EITF 95-18”), we reflected the discontinued operations in the fiscal year ended March 31, 2001.

For further information regarding our discontinued operations, please see Part I, Note 8 of this quarterly report.

Liquidity

There are significant uncertainties about our ability to continue as a going concern.  We have incurred accumulated losses of $675.7 million since our inception, including $417.3 million of goodwill and asset impairment charges.  While we have reported net income for the three and nine months ended December 31, 2003, there are no guarantees that we will be profitable in the future.

In addition, we have historically had negative working capital and cash flow from continuing operations, and lower than anticipated levels of cash ($22.0 million and $10.1 million of cash and cash equivalents at December 31, 2003 and March 31, 2003, respectively).

Until recently, we have consistently used cash in operations, including cash used in operating activities of $21.3 million in the fiscal year ended March 31, 2003.  However, during the nine months ended December 31, 2003, cash provided by operating activities approximated $10.3 million, primarily due to the net income for the period and non-cash charges, such as bad debt expenses of $3.5 million and by depreciation and amortization expense of $4.2 million.  Sources of cash attributable to the net change in operating assets and liabilities of $2.7 million primarily relates to the decrease in accounts receivable and affiliated receivables of $3.3 million and the change in prepayments and other assets during the period.  During the nine months ended December 31, 2002, cash used in operating activities of $30.1 million was primarily due to the net loss from the period of $32.4 million and the cash used by the net change in operating assets and liabilities of $19.3 million.

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

In connection with being a debtor-in-possession, we obtained financing from Sun Capital. By order of the Bankruptcy Court dated December 23, 2002, Sun Capital has been approved to act as our source for outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.  For the three and nine months ended December 31, 2003, CCG has sold approximately $6.5 million and $17.9 million, respectively, worth of receivables to Sun Capital and has received advances in the amount of $5.3 million and $14.4 million, respectively.  Receivables sold in excess of advances are reported net of fees in prepayments and other current assets in our Condensed Consolidated Balance Sheet in this Form 10-Q for the quarter ended December 31, 2003.

During the nine months ended December 31, 2003 and 2002, cash provided in investing activities of $4.1 million and $1.8 million, respectively, was primarily from distributions from our joint ventures.

During the nine months ended December 31, 2003, we repaid cash from financing activities of approximately $2.5 million, primarily due to payments made on capital lease obligations and payments to credit facilities.  During the nine months ended December 31, 2002, cash of $27.1 million provided by financing activities was primarily due to borrowings from credit facilities.

The following represents a summary of our estimated contractual obligations and commercial commitments:

		Payments Due By Period
		(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Indebtedness	$239,955	$239,955	$—	$—	$—
Capital lease obligations	1,425	1,357	68	—	—
Operating lease	9,149	4,750	4,283	101	15
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	49,986	49,986	—	—	—
Total contractual cash obligations	$300,515	$296,048	$4,351	$101	$15

Due to the failure to make scheduled payments and the commencement of Chapter 11 proceedings, we are in default of substantially all of our pre-petition debt and other long-term obligations.  Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision.  These debt obligations at March 31, 2003 and December 31, 2003 are classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets in accordance with SOP 90-7.

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

		Payments Due By Period
		(in thousands)
Other Commercial Obligations	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Letters of credit	$502	$502	$—	$—	$—

On August 12, 2000, our board of directors approved the repurchase in the open market of up to 2 million shares of our common stock over an eighteen-month period.  No subsequent repurchases have been made and none are currently contemplated.

On August 18, 2001, we entered into two offshore financing agreements with Societe Financiere du Seujet, Limited (“SFSL”), a Securities Purchase Agreement and a Debenture and Equity Agreement, providing for up to $83 million financing and $54 million in debenture financing, respectively.  No funding was provided under either of these agreements.  In August 2002, in conjunction with our $70 million debenture refinancing, these agreements were terminated.

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

In August 2002, we reached an agreement to refinance the $70 million of original debentures issued by Private Investment Bank, Limited (“PIBL”) held by the holders of our outstanding debentures (the “Debenture Holders”).  Pursuant to the agreement entered into with PIBL, as agent for the Debenture Holders, we issued five new amended debentures with a total principal balance of $57.5 million.  The new debentures mature on June 28, 2004 unless there is an event of default that would cause acceleration of the amount due.  The original debentures, which totaled $70 million and were due on June 28, 2002, have been cancelled.  The reduced total of the new debentures reflects the $12.5 million of principal represented by a contractually subordinated debenture that was purchased by TEGCO Investments, LLC (“TegCo”).  The new agreement is subject to standard terms and conditions including a schedule of payment obligations and the grant security interests in our assets.   Also refer to our Form 8-K, dated August 19, 2002, reported under Item 5 the refinance of $70 million debentures held by PIBL.  Due to our filing for bankruptcy protection, we are technically in default under these agreements.

On June 9, 2003, Chartwell Home Therapies, L.P. (“CHT”) and Chartwell Management Company, Inc. (“CMC”) entered into a Proceeds Distribution Agreement with PIBL.  Under the terms of this agreement, CHT has agreed to split proceeds with PIBL from cash distributions from joint ventures owned by CHT.  CHT and CMC have also granted to PIBL a security interest in all such proceeds and on substantially all of the assets of CHT and CMC.  PIBL has agreed to remove permanently certain liens it placed on the joint ventures.  The obligations to split proceeds from distributions terminate at the time when a reorganization plan is confirmed in our Bankruptcy Case.

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

Our independent auditors stated in their “Report of Independent Accountants” on our consolidated financial statements as of and for the years ended March 31, 2003, 2002 and 2001 that there is substantial doubt about our ability to continue as a going concern.

We may be unable to raise any additional amounts on reasonable terms, or at all, when needed.  If we are unable to raise such additional funding, we would have to curtail operations, which in turn would have an adverse effect on our financial position and results of operations and our ability to operate.

Capital Expenditures

There were no material commitments for capital expenditures during the quarter ended December 31, 2003, and no material commitments are anticipated in the near future.

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

Interest Rate Risk

Our debt portfolio as of December 31, 2003 is composed entirely of fixed and variable rate debt denominated in United States currency.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rate on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.  If interest rates significantly increase, we could incur additional interest expenses, which would negatively affect its cash flow and future profitability.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As discussed in greater detail in Part I, Note 2 above, on the Petition Date, we and five of our domestic, wholly owned subsidiaries, Chartwell, CCS, CCG, Resource and Trestle, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption “In re Med Diversified, Inc., et al., Case No. 8-02-88564.” On November 8, 2002, TLCS along with nineteen of TLCS’ subsidiaries filed voluntary petitions in the Bankruptcy Court under the Bankruptcy Code. The reorganization cases are being jointly administered under the caption “In re Tender Loving Care Health Care Services, Inc., et al., Case No. 8-02-88020.” All of the entities continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court, while a plan of reorganization is formulated. At this time, the outcome of the Chapter 11 cases is not likely to result in any recovery for our shareholders.

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

Ashe Wahba

On April 17, 2002, Ashe Wahba (“Wahba”) filed a demand for arbitration against us with the American Arbitration Association (“AAA”) (AAA No. 11 160 01346 2). Prior to his termination in April 2002, Wahba served as Chartwell’s President of International Business. Wahba alleges that we breached the severance and signing compensation provisions of his Executive Employment Agreement (the “Employment Agreement”), dated August 18, 2001. The Employment Agreement called for arbitration for disagreements arising out of or relating to the Employment Agreement. Wahba seeks an award of salary compensation, compensation for stock options, attorneys’ fees and administrative costs. Though we have taken part in settlement discussions with Wahba, no settlement has been reached. We continue to disagree with Wahba’s interpretation of the Employment Agreement.

Due to our filing for bankruptcy protection, this matter was subject to the automatic stay under the Bankruptcy Code. However, on February 4, 2003, Wahba filed a motion with the Bankruptcy Court to modify the stay and allow the arbitration to proceed. The Bankruptcy Court granted such motion. Therefore, this matter will proceed in arbitration. Any award, however, will merely liquidate the amount of Wahba’s claim, which will remain subject to the automatic stay and whatever treatment ultimately will be afforded the unsecured creditors under our plan of reorganization.

This matter is currently in discovery and motions setting forth the parties’ legal positions were filed with the arbitrator on December 19, 2003.  The arbitrator has not ruled on those positions nor has a discovery schedule been set.

Addus Healthcare

On or about April 24, 2002, we filed a complaint against Addus Healthcare, Inc. (“Addus”), and its major shareholders, W. Andrew Wright, Mark S. Heaney, Courtney E. Panzer, and James A. Wright (Med Diversified, Inc. v. Addus Healthcare, Inc., et al., U.S. District Court, Central District of California, Case No. CV 02-3911 AHM (JTLX)). We contend that Addus has been unable to perform its obligations under a certain stock purchase agreement relating to our acquisition of Addus. We allege that Addus breached the warranties and representations it gave regarding its financial condition, and Addus has been unable to obtain the consent of necessary third parties to assign some relevant contracts. We believe that Addus has breached the agreement in other ways, as well. Additionally, we allege that the Defendants have misappropriated our deposit.

The complaint demands the imposition of a constructive trust for the converted funds and an injunction against the Defendants’ disposing of or liquidating the $7.5 million deposit. Our complaint further alleges fraud on behalf of the Defendants, stating that they never intended to complete the transaction but planned to use the pendency of the transaction to obtain concessions from us.  Additionally, there is a claim for breach of contract. We seek compensatory damages of approximately $10 million per claim, plus punitive damages, along with the equitable relief previously described and attorneys’ fees.

Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus’ answer to that complaint.  Status conferences are held bi-monthly as the parties continue to negotiate the terms of discovery.  We intend to continue pursuing this litigation, and seek all available remedies.

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

There are certain claims against us arising from transfers of funds from the Defendants to us, including the Defendants’ purported secured and unsecured loans, purchases of receivables and other advances. We seek to recharacterize these claims as equity interests, and to the extent that such claims are recharacterized as equity interests, we seek to subordinate those interests to those of the other equity holders. Further, we seek the turnover of overfunded reserves and accrued subservicing fees by certain of the Defendants and recovery for breach of certain sales and subservicing agreements between the Defendants and us. We also seek recovery for the Defendants’ breach of commitments in connection with a bond initiative sponsored by PIBL, as well as breach of the preferred provider agreement, entered into between NCFE and us in February 2000. We also seek recovery of fraudulent transfers.

The defendants’ answer on responsive pleadings was due on August 8, 2003 and was filed on such date.  Discovery is proceeding in this matter.  If NCFE, PIBL and the CCG Committee successfully enter into the Plan Agreement described in Note 1 of this quarterly report, we anticipate that this matter will be settled as part of that Plan Agreement.

Stephen Savitsky, David Savitsky, Dale R. Clift

On May 16, 2003 we, along with TLCS, filed a lawsuit against Stephen Savitsky (“S. Savitsky”), David Savitsky (“D. Savitsky”), and Dale R. Clift (“Clift”) in the Bankruptcy Court (Med Diversified, Inc.; Tender Loving Care Health Care Services, Inc. v. Stephen Savitsky; David Savitsky; Dale R. Clift, United States Bankruptcy Court for the Eastern District of New York, Adversary Proceeding No. 03-8244). Up until October 28, 2002, S. Savitsky served as Chief Executive Officer of TLCS. From October 28, 2002 until his resignation on November 6, 2002, S. Savitsky served as Executive Vice President of TLCS. Up until or shortly after October 28, 2002, D. Savitsky served as Vice Chairman of Governmental Affairs for TLCS. Up until February 27, 2002, Clift served as President and Chief Operating Officer of TLCS.

We and TLCS made certain transfers and conveyances to S. Savitsky, D. Savitsky and Clift during the course of their employment with TLCS. We and TLCS seek to avoid and recover those transfers as preferential payments under the Bankruptcy Code. We and TLCS also seek to avoid and recover those funds under the theories of fraudulent transfers, fraudulent conveyances, and unjust enrichment.

The defendants’ answers were due on June 30, 2003 and were filed on such date. Discovery is proceeding in this matter and a pretrial conference was scheduled for November 24, 2003. The court granted the defendants’ motion for summary judgment as to TLCS, but denied it as to the Med Debtors at a hearing held on October 20, 2003. Because of this ruling, TLCS has dismissed with prejudice its claims against the defendants with regard to the fraudulent conveyance claim and the payment to an insider during the preference period claim, and dismissed its salary claim against the defendants without prejudice. The defendants’ counterclaims against TLCS have not been dismissed. The claims of the Med Debtors have not been dismissed.

A trial was docketed for December 2, 2003, but that trial date was delayed to allow for the preparation of expert testimony.  No new trial date has been set.

Securities and Exchange Commission Investigation

On August 19, 2003, we were served with a subpoena by the Securities and Exchange Commission (the “SEC”) in connection with an ongoing informal inquiry.  Since that date, we have been in communication with the SEC regarding the scope of the subpoena, and have been providing documentation that is responsive to the subpoena.  We have been and shall continue to cooperate fully with this investigation.

ITEM 2.  CHANGES IN SECURITIES.

During the three and nine months ended December 31, 2003, we did not engage in any transactions involving the issuance of unregistered shares of our common stock or any other securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Med Debtors made their initial Chapter 11 filings on November 27, 2002.  As a result of the filings, no principal or interest payments have been or will be made on certain indebtedness incurred by the Med Debtors prior to November 27, 2002, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court.  Additional information regarding the Med Debtors’ Chapter 11 filings is set forth elsewhere in this Form 10-Q, including Notes 1 and 3 to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

TLCS and nineteen of its subsidiaries made their initial Chapter 11 filings on November 8, 2002. As a result of the filings, no principal or interest payments have been or will be made on certain indebtedness incurred by the Med Debtors prior to November 8, 2002, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Med Debtors’ Chapter 11 filings is set forth elsewhere in this Form 10-Q, including Notes 1 and 3 to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Request for Modified SEC Reporting

On October 16, 2003, we formally requested that the Securities and Exchange Commission (the “SEC”) allow us to cease filing quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”).  Instead, we proposed to file with the SEC, under cover of a Form 8-K Current Report, copies of the periodic financial reports that we are required to file with the Bankruptcy Court and the United States Trustee pursuant to Bankruptcy Rule 2015 and the United States Trustee’s “Operating Guidelines and Financial Reporting Requirements.”

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

On November 18, 2003, after discussions with SEC staff at the SEC’s Office of Chief Counsel, we learned that the SEC staff intends to deny our request.  Among other things, the SEC staff based its decision on our trading volume, historic SEC filings, and the SEC’s pending formal investigation.

Accordingly, we plan to continue to comply with our SEC reporting obligations under the Exchange Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.1	Proposed Asset Purchase Agreement by and among the TLCS Debtors and Charter TLC, Inc.

31.1	Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Med Diversified, Inc.

	By:	/s/ Frank P. Magliochetti, Jr.
Frank P. Magliochetti, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 19, 2004

	By:	/s/ James A. Shanahan, III
James A. Shanahan, III
Vice President of Finance and Accounting and Corporate Controller (Principal Accounting Officer)
Date: February 19, 2004