Form 10-Q/A
period 2003-09-30
MED DIVERSIFIED INC
filed 2004-06-25
CIK 800181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

As of October 31, 2003, 148,661,526 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

EXPLANATORY NOTE

As more fully explained in Part II, Item 5 of this quarterly report on Form 10-Q, on October 16, 2003, we formally requested permission from the Securities and Exchange Commission (the “SEC”) to use modified reporting procedures, under the Securities Exchange Act of 1934.  We deferred the review of our financial statements filed as part of this quarterly report by our independent accountants, Brown & Brown LLP (“Brown & Brown”), while our request was pending.

Upon receiving the SEC’s response to our request, Brown & Brown began reviewing our financial statements.  This amended quarterly report on Form 10-Q/A reflects adjustments to our unaudited financial statements resulting from the completion of the Brown & Brown review.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2003	March 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,827	$10,072
Accounts receivable, net of allowances of $21,121 and $26,209 at September 30, 2003 and March 31, 2003, respectively	34,329	36,594
Accounts receivable from affiliates, net	63	186
Prepayments and other current assets	7,890	7,847
Assets of discontinued operations	3,287	891
Total current assets	61,396	55,590
Non-current assets:
Property and equipment, net	10,217	13,856
Goodwill	20,840	20,548
Investments	9,428	11,231
Other intangibles, net	31,646	32,042
Assets of discontinued operations, net of current portion	—	3,105
Other assets	2,590	1,887
Total non-current assets	74,721	82,669
TOTAL ASSETS	$136,117	$138,259

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,644	$5,848
Accrued salaries and benefit costs	17,426	14,700
Accrued liabilities	8,536	8,886
Liabilities of discontinued operations	12,173	11,716
Current maturities of capital leases	1,223	10
Liabilities subject to compromise (Note 3)	346,557	—
Total current liabilities	393,559	41,160
Long-Term liabilities:
Liabilities subject to compromise (Note 3)	—	356,873
Capital leases	237	20
Other liabilities	338	—
Liabilities of discontinued operations, net of current portion	—	1,852
Total long-term liabilities	575	358,745
Minority interest	335	377
Stockholders’ equity (deficit):
Series A convertible preferred stock, 5,000 authorized, none issued or outstanding at September 30, 2003 and March 31, 2003	—	—
Common shares, $0.001 par value, 400,000 shares authorized at September 30, 2003 and March 31, 2003, 148,661 issued and outstanding at September 30, 2003 and March 31, 2003	149	149
Paid in capital	427,179	427,179
Stock subscription	(4,400)	(4,400)
Common stock options	377	377
Deferred compensation	—	(63)
Accumulated deficit	(680,288)	(683,896)
Accumulated other comprehensive income	(3)	(3)
Less: treasury shares at cost, 460 shares at September 30, 2003 and March 31, 2003	(1,366)	(1,366)
Total stockholders’ deficit	(258,352)	(262,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$136,117	$138,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2003 and 2002

(unaudited, in thousands, except for per share information)

	2003	2002
NET REVENUES:
Non affiliates	$85,098	$94,969
Affiliates	104	252
Total net sales	85,202	95,221

COSTS AND EXPENSES:
Cost of sales	47,757	54,452
Selling, general and administrative (includes non-cash compensation of $16 thousand in 2003 and $1.7 million in 2002)	32,802	43,938
Depreciation and amortization	1,358	1,460
Total costs and expenses	81,917	99,850

OPERATING INCOME (LOSS)	3,285	(4,629)

OTHER INCOME (EXPENSE):
Interest expense (contractual interest for the three months ended September 30, 2003 was $5.8 million)	(789)	(7,290)
Other (expense) income	(5)	823

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES	2,491	(11,096)

REORGANIZATION EXPENSES	(327)	—

MINORITY INTEREST, NET OF TAXES	60	26

EQUITY IN EARNINGS OF JOINT VENTURES	927	887

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,151	(10,183)

INCOME TAX EXPENSE	(450)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,701	(10,183)

(LOSS) FROM DISCONTINUED OPERATIONS	(113)	(1,281)

NET INCOME (LOSS)	$2,588	$(11,464)

BASIC EARNINGS PER SHARE:
Continuing operations	$0.02	$(0.07)
Discontinued operations	—	(0.01)
Net income (loss)	$0.02	$(0.08)

WEIGHTED AVERAGE SHARES – BASIC	148,661	147,260

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.02	$(0.07)
Discontinued operations	—	(0.01)
Net income (loss)	$0.02	$(0.08)

WEIGHTED AVERAGE SHARES – DILUTED	149,940	147,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Operations

For the Six Months Ended September 30, 2003 and 2002

(unaudited, in thousands, except for per share information)

	2003	2002
NET REVENUES:
Non affiliates	$169,138	$192,501
Affiliates	208	530
Total net sales	169,346	193,031

COSTS AND EXPENSES:
Cost of sales	94,483	109,416
Selling, general and administrative (includes non-cash compensation of $62 thousand in 2003 and $5.1 million in 2002)	66,848	88,368
Depreciation and amortization	2,797	2,924
Total costs and expenses	164,128	200,708

OPERATING INCOME (LOSS)	5,218	(7,677)

OTHER INCOME (EXPENSE):
Interest expense (contractual interest for the six months ended September 30, 2003 was $11.9 million)	(2,348)	(20,130)
Other income	41	823

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES	2,911	(26,984)

REORGANIZATION EXPENSES	(2,163)	—

MINORITY INTEREST, NET OF TAXES	42	(14)

EQUITY IN EARNINGS OF JOINT VENTURES	2,504	1,793

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,294	(25,205)

INCOME TAX EXPENSE	(450)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,844	(25,205)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	764	(2,459)

NET INCOME (LOSS)	$3,608	$(27,664)

BASIC EARNINGS PER SHARE:
Continuing operations	$0.02	$(0.17)
Discontinued operations	0.01	(0.02)
Net income (loss)	$0.03	$(0.19)

WEIGHTED AVERAGE SHARES – BASIC	148,661	147,033

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.02	$(0.17)
Discontinued operations	0.01	(0.02)
Net income (loss)	$0.03	$(0.19)

WEIGHTED AVERAGE SHARES – DILUTED	149,868	147,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2003 and 2002

(unaudited, in thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,608	$(27,664)
(Gain) loss from discontinued operations	(764)	2,459
Minority interest	(42)	14
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations:
Loss on disposal of fixed assets	329	13
Equity in joint ventures	(2,504)	(1,793)
Non cash compensation	63	5,059
Impairment charges and other non cash expenses	—	349
Depreciation and amortization	2,797	2,924
Provision for doubtful accounts	2,203	1,875
Deferred financing fees	—	5,896
Gain on settlement of lease obligations	(1,403)	—
Net change in assets and liabilities affecting operations, net of acquisitions:
Accounts receivable and affiliated receivables	185	1,798
Prepayments and other assets	(746)	944
Accounts payable and accrued liabilities	831	(16,357)
Other liabilities	158	(772)
Net cash provided by (used in) operating activities	4,715	(25,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(704)	(704)
Change in assets and liabilities of discontinued operations, net	(1,172)	—
Restricted cash received from sale of discontinued operations	1,250	—
Distributions received	1,230	1,898
Distributions from joint ventures subject to restriction	3,074	—
Business acquisitions net of cash acquired	(292)	—
Net cash provided by investing activities	3,386	1,194

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term debt and related party debt, net	—	(1,567)
Net repayments of capital lease obligations	(986)	(1,092)
Net (payments) borrowings under factoring facility	(1,360)	27,312
Net cash provided by (used in) financing activities	(2,346)	24,653

INCREASE IN CASH AND CASH EQUIVALENTS	5,755	592

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	10,072	8,008

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$15,827	$8,600

NON-CASH TRANSACTIONS:
Liabilities assumed by purchaser of discontinued operations	$1,421	$—

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

On November 27, 2002 (the “Petition Date”), we and five of our domestic, wholly owned subsidiaries, Chartwell Diversified Services, Inc. (“Chartwell”), Chartwell Community Services, Inc. (“CCS”), Chartwell Care Givers, Inc. (“CCG”), Resource Pharmacy, Inc. (“Resource”) and Trestle Corporation (“Trestle”) (collectively, the “Med Debtors”), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The reorganization cases are being jointly administered under the caption “In re Med Diversified, Inc., et al., Case No. 8-02 88564.” The Med Debtors (other than Resource and Trestle) continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court pending confirmation of plans of liquidation (in the case of Med, Resource and Trestle) and a plan of reorganization (in the case of Chartwell, CCG and CCS). As a debtor-in-possession, we are authorized to operate our business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

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

The Med and TLCS Debtors’ bankruptcy proceedings are each being separately administered by the Bankruptcy Court.  The TLCS Debtors’ operations represented approximately 68.1% and 67.8% of our consolidated net sales, respectively, for the three and six months ended September 30, 2003.

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

A hearing seeking the approval of stalking horse bidders for both the TLCS Debtors and the Med Debtors was held in the Bankruptcy Court on January 26, 2004. At this hearing, the Bankruptcy Court approved the selection of a stalking horse bidder for the TLCS Debtors. The stalking horse bidder selected was Charter TLC, Inc. (the “TLCS Purchaser”), an affiliate of Charterhouse Group International, Inc. (“Charterhouse”). Charterhouse is a private equity fund located in New York City.  The TLCS Purchaser is an entity formed by Charterhouse in order to purchase the assets of the TLCS Debtors. Several other entities conducted due diligence and presented competing offers at the auction. The auction for the assets of the TLCS Debtors was on March 8, 2004.  As a result of the auction, the Bankruptcy Court approved the sale of substantially all of the assets, as well as the assignment of substantially all contracts and leases, of TLCS pursuant to Sections 363 and 365 of the United States Bankruptcy Code.  The order of the Bankruptcy Court, issued April 1, 2004 approved the sale and related the Asset Purchase Agreement dated March 22, 2004.  The winning bidder is TLC Holdings I Corporation, an affiliate of Crescent Capital (“Crescent”), a private equity firm.  The purchase price was $148.5 million in cash plus assumed liabilities of $50 million.  As of the date of the filing of this Form 10-Q/A, the closing date has not been set.  It is anticipated that the sale shall close sometime after September 1, 2004.

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

Because of the Plan Settlement, the Med Debtors sought to withdraw their motions to sell certain of their assets (other than the sale by the TLCS Debtors and the sale of Resource Pharmacy, Inc., described below). The Bankruptcy Court ordered an evidentiary hearing on February 3, 2004, in order to reconsider the withdrawal of certain of these motions. At the hearing, and by subsequent written order, the Bankruptcy Court overruled the Med Debtors’ request to withdraw their motions, thereby ordering a “dual track” process under which the sale process would go forward, while the parties continued negotiating the Plan Settlement simultaneously.

After extensive negotiations surrounding the terms of a plan of reorganization with NCFE, PIBL, the CCG Committee and the Official Committee of the Unsecured Creditors of Med, we filed a plan of reorganization and related disclosure statement with the Bankruptcy Court on March 5, 2004. The Bankruptcy Court held several hearings on the adequacy of the related disclosure statement, approving it on May 20, 2004, and scheduling a hearing on confirmation of the plan on June 25, 2004, which was recently extended to July 23 and July 26, 2004.

At an auction held on March 12, 2004, the Med Debtors selected Omnicare, Inc. as the successful bidder for substantially all the assets of Resource Pharmacy, Inc.  Omnicare is one of the nations largest wholesale pharmacy companies.  It is publicly traded on the NYSE under the symbol “OCR”.  The terms of the sale called for a purchase price of $5 million cash and assumption of certain employee related liabilities.  The transaction closed on March 31, 2004.

On June 22, 2004, the U.S. Bankruptcy Court of the Eastern District of New York continued until July 23, 2004 the hearing that originally had been scheduled to begin on June 25, 2004 to consider confirmation of our proposed Second Amended Plan of Liquidation "Plan") under Chapter 11 of the Bankruptcy Code.

The Bankruptcy Court also continued until July 23, 2004 the hearings to consider confirmations of (1) the Second Amended Plan of Liquidation of our wholly owned subsidiary, Resource Pharmacy, Inc., and (2) the Second Amended Joint Plan of Reorganization of our wholly-owned subsidiaries, Chartwell Diversified Services, Inc., Chartwell Care Givers, Inc. and Chartwell Community Services, Inc.  The hearing to consider conformation of the Second Amendment Plan of Liquidation of our wholly-owned subsidiary, Trestle Corporation, was not continued and is scheduled to begin on June 28, 2004.

The Bankruptcy Court indicated that if we and certain of our secured creditors are unable to reach an agreement regarding certain tax allocation issues under the Plan by July 9, 2004, it would appoint an agreement regarding certain tax allocation issues under the Plan by July 9, 2004, it would appoint an examiner to resolve the issues.  If an examiner is appointed by the Bankruptcy Court, it is likely that the hearing to consider confirmation of the Plan will be further continued to a date subsequent to July 23, 2004.

As was provided in our Second Amended Plan of Liquidation, and in all prior versions of such Plan, all shares of our capital stock will be cancelled on the ultimate effective date of our Plan of Liquidation.  Holders of our capital stock will not receive any distribution on account of their cancelled shares.  At such time, we shall cease to exist as a corporate entity and shall be deemed, as a matter of law, dissolved.

None of the Plan Settlement, plans of liquidation or reorganization nor any asset sale contemplate any distributions to the shareholders of Med.  This is because the amount of debt, both at Med and at its subsidiaries, far exceeds the consideration likely to be paid to the creditors pursuant to the sale of the TLCS assets, Resource Pharmacy and the consideration paid to the unsecured creditors of our subsidiaries and Med. Our creditors are entitled under the Bankruptcy Code to receive payments ahead of any payments that may be distributed to our shareholders. This means that there will be no distribution of any monies to our shareholders in connection with their ownership of our stock under the Plan Settlement.

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

Our history of recurring operating losses, liquidity issues and the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, the ability to comply with the terms of the debtor-in-possession financing arrangement with Sun Capital Healthcare, Inc. (“Sun Capital”), confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

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

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.  A summary of the shares used to compute the net income (loss) per share is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2003	2002

Weighted average common shares used to compute basic net income (loss) per share	148,661	147,260
Effect of dilutive securities	1,279	—
Weighted average common shares used to compute diluted net income (loss) per share	149,940	147,260

	Six Months Ended September 30,
	2003	2002

Weighted average common shares used to compute basic net income (loss) per share	148,661	147,033
Effect of dilutive securities	1,207	—
Weighted average common shares used to compute diluted net income (loss) per share	149,868	147,033

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

Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net loss and net loss per share on a pro forma basis.  At September 30, 2003, the Company had two stock incentive plans.  We account for awards issued to employees under the plan using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense has been recognized in connection with its stock option plans, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and net income (loss) per share had we adopted the fair value recognition provisions of SFAS No. 123 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,
	2003	2002

Net income (loss), as reported	$2,588	$(11,464)
Deduct: total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(8)	(7)
Pro forma net income (loss)	$2,580	$(11,471)

Earnings (loss) per share:
Basic, as reported	$0.02	$(0.08)
Basic, pro forma	$0.02	$(0.08)
Diluted, as reported	$0.02	$(0.08)
Diluted, pro forma	$0.02	$(0.08)

	Six Months Ended September 30,
	2003	2002

Net income (loss), as reported	$3,608	$(27,664)
Deduct: total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(13)	(7)
Pro forma net income (loss)	$3,595	$(27,671)

Earnings (loss) per share:
Basic, as reported	$0.03	$(0.19)
Basic, pro forma	$0.03	$(0.19)
Diluted, as reported	$0.03	$(0.19)
Diluted, pro forma	$0.03	$(0.19)

We estimated the fair value on the date of grant using the Black-Scholes Option Pricing Model.  The following assumptions were used for each reporting period.

	Three Months Ended September 30,
	2003	2002

Risk free interest rate	4.37%	4.39%
Expected option lives (in years)	7.72	7.71
Expected volatility	184%	166%
Expected dividend yield	—%	—%

	Six Months Ended September 30,
	2003	2002

Risk free interest rate	4.04%	4.22%
Expected option lives (in years)	7.72	7.71
Expected volatility	193%	170%
Expected dividend yield	—%	—%

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

Development of a Plan of Reorganization

As previously described in Note 1 of this quarterly report, and in Reports on Form 8-K filed on March 12, 2004 and amended on March 17, April 5, May 21 and May 24, 2004 and June 24, 2004 the Med Debtors and the TLC Debtors have filed numerous plans of liquidation and related disclosure statements, and, in the case of our subsidiaries Chartwell Diversified Services, Inc., Chartwell Care Givers, Inc. and Chartwell Community Services, Inc. these subsidiaries have filed a plan of reorganization as well as an accompanying disclosure statement.

As described in greater detail in Note 1 of this quarterly report, with the sales of TLCS, Resource and Trestle as well as the reorganization of certain other subsidiaries of Med, it is unlikely that there will be any recovery for our shareholders.

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

On March 5, 2004, we filed Plans of Liquidation and related Disclosure Statements with the Bankruptcy Court for Med, as well as two of our wholly owned subsidiaries, Resource and Trestle. We also filed a Joint Plan of Reorganization for our wholly owned subsidiaries, Chartwell Diversified Services, Inc., Chartwell Care Givers, Inc. and Chartwell Community Services, Inc. (“the Chartwell Debtors”), as well as an accompanying Disclosure Statement for the Chartwell Debtors.  The proposed Plans do not contemplate any distributions to the shareholders of Med.

On March 26, 2004, we filed in the Bankruptcy Court the First Amended Plan of Liquidation of Med, the First Amended Plan of Liquidation of Resource and the First Amended Plan of Liquidation of Trestle (collectively, the “First Amended Plans”), as well as the related Disclosure Statements to the First Amended Plans.  As further described in Med’s First Amended Plan, all of Med’s shares would be canceled on the effective date of Med’s Plan of Liquidation, with the trading of Med's shares being halted at such time.

The First Amended Plans, the Joint Plan (collectively, the “Plans”) and the related Disclosure Statements thereafter were amended on several occasions, considered at a hearing of the Bankruptcy Court on April 2, 2004. Subsequently, after further amendments and further hearings before the Bankruptcy Court on April 26, 2004, May 5, 2004, May 12, 2004 and May 17, 2004, the Bankruptcy Court entered orders, on May 19, 2004, approving all four Disclosure Statements. All such definitive Disclosure Statements and the proposed Plans were mailed to creditors and other parties in interest on May 21, 2004.

Given these actions the value of the common stock is highly speculative. We urge that extreme caution be exercised with respect to existing and future investments in our securities and the securities of the other Debtors.

Reorganization Items

Reorganization items represent the net amounts we incurred as a direct result of the Chapter 11 filing and are presented separately in the Condensed Consolidated Statements of Operations.  These items, but are not limited to professional fees, Office of the United States Trustee fees and other expenses related to the Bankruptcy cases, offset by gains realized from the settlement of pre-petition liabilities and obligations.  We incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly and adversely affect our results of operations.

Reorganization expenses included in our Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2003 consist of the following (unaudited, in thousands):

	Three months ended September 30, 2003	Six months ended September 30, 2003

Professional services	$1,613	$3,250
Other reorganization costs	78	222
United States Trustee filing fees	39	94
Gain on settlement of lease obligations	(1,403)	(1,403)
	$327	$2,163

During the quarter ended September 30, 2003, our TLCS subsidiary renegotiated the terms of an operating lease agreement, resulting in a reorganization gain of $1.4 million.

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

The following table summarizes the components of liabilities subject to compromise in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2003 and March 31, 2003 (in thousands):

	September 30, 2003	March 31, 2003
	(unaudited)
Debt

Borrowings under credit facility	$121,629	$122,989
Notes payable related to acquisitions	2,892	2,892
Term notes	28,679	28,679
Debentures	57,300	57,300
Debentures held by related party	12,500	12,500
Other notes payable	16,893	16,893
Total debt	239,893	241,253

Due to government agencies	50,188	50,230
Related party liability	2,337	2,337
Lease obligations	4,560	10,189
Accounts payable and vendor obligations	16,250	16,671
Accrued salaries and related benefit costs	14,234	16,308
Accrued interest	6,241	4,609
Other accrued expenses	12,854	15,276

Total liabilities	106,664	115,620

Total debt and liabilities subject to compromise	$346,557	$356,873

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

In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three and six months ended September 30, 2003 was $5.8 million and $11.9 million, respectively, which is $5.0 million and $9.6 million, respectively, in excess of interest included in the accompanying financial statements.

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

4)  BUSINESS COMBINATIONS

In September 2003, our TLCS subsidiary acquired certain assets of the home health care operations from The Washington Hospital located in Washington, Pennsylvania. The total acquisition cost was approximately $700 thousand, of which approximately $280 thousand plus related legal costs were paid by TLCS.  The acquired business will be operated by a TLCS franchisee, pursuant to the terms of its existing franchise agreement.  In connection with this acquisition, we recorded goodwill of $292 thousand.

5)  JOINT VENTURES AND MINORITY INTEREST

As a result of the Chartwell merger in August 2001, we have investments in eight (8) joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. We also provide various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years. Our ownership in the joint ventures includes: one with 80% interest, which is consolidated, one with 45% interest and six with 50% interest, which we account for on an equity basis. Minority interest of $335 thousand and $377 thousand, respectively at September 30, 2003 and March 31, 2003, represents the outside ownership in our consolidated joint venture.

A condensed balance sheet at September 30, 2003 and March 31, 2003 and a condensed statement of operations of the joint ventures accounted for on the equity method for the three and six months ended September 30, 2003 and 2002 are as follows:

Condensed Combined Balance Sheet

(unaudited, in thousands)

	September 30, 2003	March 31, 2003

Current assets	$21,703	$26,670
Non current assets	5,725	5,871
	27,428	32,541

Current liabilities	6,563	8,564
Non current liabilities	431	529
	6,994	9,093
Members equity:
Company	9,428	11,824
Other members	11,006	11,624
	$27,428	$32,541

Condensed Combined Statement of Operations

(unaudited, in thousands)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

Revenues	$16,941	$18,803
Expenses	14,934	16,857
	2,007	1,946
Net income allocated to other members	1,080	1,059
Net income	$927	$887

	Six Months Ended September 30, 2003	Six Months Ended September 30, 2002

Revenues	$37,146	$37,035
Expenses	31,791	33,062
	5,355	3,973
Net income allocated to other members	2,851	2,180
Net income	$2,504	$1,793

6)  INTANGIBLE ASSETS

Our intangible assets at September 30, 2003 and March 31, 2003, other than goodwill, are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2003	March 31, 2003	September 30, 2003	March 31, 2003
	(unaudited)		(unaudited)
Amortized intangible assets:
Administrative service agreements	$7,950	$7,950	$(4,404)	$(4,008)
Total amortized intangible assets	7,950	7,950	(4,404)	(4,008)
Unamortized identifiable intangible assets	28,100	28,100	—	—
Total identifiable intangible assets	$36,050	$36,050	$(4,404)	$(4,008)

Unamoritzed intangible assets consist of contracts that we maintain with regional, national and governmental healthcare providers.

Amortization expense related to intangible assets for the three and six months ended September 30, 2003 amounted to $198 thousand and $396 thousand, respectively.  The annual amortization that is expected to be recorded is as follows (unaudited, in thousands):

Year Ending March 31,
2004	$792
2005	792
2006	792
2007	792
2008	774
Thereafter	—
$3,942

7)  FINANCING ARRANGEMENTS

Our indebtedness at September 30, 2003 and March 31, 2003 consisted of the following (in thousands):

	September 30, 2003	March 31, 2003
	(unaudited)
Borrowings under credit facility	$121,629	$122,989
Notes payable related to acquisitions	2,892	2,892
Term notes	28,679	28,679
Debenture held by related party	12,500	12,500
Debentures	57,300	57,300
Other notes payable	16,893	16,893
DIP facility	—	—
Total	239,893	241,253
Less: debt subject to compromise	(239,893)	(241,253)
Debt and related party debt	$—	$—

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

In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three and six months ended September 30, 2003 was $5.8 million and $11.9 million, respectively, which is $5.0 million and $9.6 million, respectively, in excess of interest included in the accompanying financial statements.

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

	Three Months Ended September 30, 2003
	Trestle	e-Net	Total

Net sales	$—	$—	$—
Total cost and expenses	—	—	—
Operating loss from discontinued operations	—	—	—
Interest and taxes	—	—	—
Reorganization items	(37)	—	(37)
Other	5	—	5
Loss on sale	(81)	—	(81)
Income from discontinued operations	$(113)	$—	$(113)

	Six Months Ended September 30, 2003
	Trestle	e-Net	Total

Net sales	$112	$—	$112
Total cost and expenses	608	—	608
Operating loss from discontinued operations	(496)	—	(496)
Interest and taxes	(34)	—	(34)
Reorganization items	(34)	—	(34)
Other	(1)	—	(1)
Gain on sale	1,329	—	1,329
Income from discontinued operations	$764	$—	$764

	Three Months Ended September 30, 2002
	Trestle	e-Net	Total

Net sales	$389	$—	$389
Total cost and expenses	1,670	—	1,670
Operating loss from discontinued operations	(1,281)	—	(1,281)
Loss from discontinued operations	$(1,281)	$—	$(1,281)

	Six Months Ended September 30, 2002
	Trestle	e-Net	Total

Net sales	$972	$—	$972
Total cost and expenses	3,431	—	3,431
Operating loss from discontinued operations	(2,459)	—	(2,459)
Loss from discontinued operations	$(2,459)	$—	$(2,459)

The following is a condensed balance sheet for Trestle and e-Net at September 30, 2003 and March 31, 2003 (in thousands):

	September 30, 2003
		(unaudited)
	Trestle	e-Net	Total
ASSETS
Current assets:
Cash	$—	$2,172	$2,172
Restricted cash	1,101	—	1,101
Other receivables	—	14	14
Total current assets	1,101	2,186	3,287
Total assets	$1,101	$2,186	$3,287

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other liabilities	$80	$11,222	$11,302
Liabilities subject to compromise	871	—	871
Total current liabilities	951	11,222	12,173
Stockholders’ equity (deficit)	150	(9,036)	(8,886)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,101	$2,186	$3,287

	March 31, 2003
	Trestle	e-Net	Total
ASSETS
Current assets:
Cash	$511	$—	$511
Accounts receivable and other receivables	148	—	148
Prepaid and other current assets	232	—	232
Total current assets	891	—	891
Non-Current assets:
Property and equipment	83	—	83
Other	708	2,314	3,022
Total non-current assets	791	2,314	3,105
Total assets	$1,682	$2,314	$3,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other liabilities	$494	$11,222	$11,716
Total current liabilities	494	11,222	11,716
Long term liabilities:
Liabilities subject to compromise	871	—	871
Deferred revenue	981	—	981
Total long term liabilities	1,852	—	1,852
Stockholders’ deficit	(664)	(8,908)	(9,572)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,682	$2,314	$3,996

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

Our financial information by business segment is summarized as follows (unaudited, in thousands). The “Other” column includes corporate related items and other expenses not allocated to reportable segments.  No amounts from our former Distance Medicine Business Segment are included in this column (unaudited, in thousands):

	Home Health	Pharmacy	Other	Total
Three Months Ended September 30, 2003:
Net sales	$73,185	$12,017	$—	$85,202
Operating income (loss) before depreciation and amortization	6,672	472	(2,501)	4,643
Depreciation and amortization	931	199	228	1,358
Operating income (loss) income	5,741	273	(2,729)	3,285
Capital expenditures	291	182	14	487
Total assets as of September 30, 2003	$80,219	$43,035	$12,863	$136,117

Three Months Ended September 30, 2002:
Net sales	$81,865	$13,356	$—	$95,221
Operating income (loss) before depreciation and amortization	2,295	5	(5,469)	(3,169)
Depreciation and amortization	973	259	228	1,460
Operating income (loss)	1,322	(254)	(5,697)	(4,629)
Capital expenditures	229	148	74	451
Total assets at March 31, 2003	$81,149	$49,801	$7,309	$138,259

	Home Health	Pharmacy	Other	Total
Six Months Ended September 30, 2003:
Net sales	$144,687	$24,659	$—	$169,346
Operating income (loss) before depreciation and amortization	12,051	810	(4,846)	8,015
Depreciation and amortization	1,885	436	476	2,797
Operating income (loss) income	10,166	374	(5,322)	5,218
Capital expenditures	369	311	24	704
Total assets as of September 30, 2003	$80,219	$43,035	$12,863	$136,117

Six Months Ended September 30, 2002:
Net sales	$165,521	$27,510	$—	$193,091
Operating income (loss) before depreciation and amortization	2,887	1,243	(8,883)	(4,753)
Depreciation and amortization	1,966	490	468	2,924
Operating income (loss)	921	753	(9,351)	(7,677)
Capital expenditures	475	152	77	704
Total assets at March 31, 2003	$81,149	$49,801	$7,309	$138,259

Our U.S. sales from our pharmacy services and home health services segments are paid through third-party payors, including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients.

During the three and six months ended September 30, 2003, approximately 83.9 % and 83.6%, respectively, of the sales from these segments were reimbursable by Medicare and Medicaid.

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

Ashe Wahba

On April 17, 2002, Ashe Wahba (“Wahba”) filed a demand for arbitration with the American Arbitration Association (“AAA”) (AAA No. 11 160 01346 2). Prior to his termination in April 2002, Wahba served as Chartwell’s President of International Business. Wahba alleges that we breached the severance and signing compensation provisions of his Executive Employment Agreement (the “Employment Agreement”), dated August 18, 2001. The Employment Agreement called for arbitration for disagreements arising out of or relating to the Employment Agreement. Wahba seeks an award of salary compensation, compensation for stock options, attorneys’ fees and administrative costs. Though we have taken part in settlement discussions with Wahba, no settlement has been reached. We continue to disagree with Wahba’s interpretation of the Employment Agreement.

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

This matter is currently in discovery.  Motions setting forth the parties’ legal positions were filed with the arbitrator on December 19, 2003, and the case was allowed to move forward. A discovery schedule been set and the parties continue to discuss settlement.

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

Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus’ answer to that complaint. Discovery is proceeding on this matter.  We intend to continue pursuing this litigation, and seek all available remedies.  Proceeds from this matter shall be received by PIBL pursuant to the Plan Settlement.

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

The defendants’ answer on responsive pleadings was due on August 8, 2003 and was filed on such date.  Discovery has been suspended in this matter.  Under the terms of the Plan Settlement described in Note 1 of this amended quarterly report, this matter will be settled as part of that Plan Settlement.

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

Discovery is proceeding on this matter and we anticipate that the case will be tried before year's end.  Any proceeds from this matter will be received by PIBL and possibly the unsecured creditors of Med pursuant to the Plan Settlement.

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

Condensed Consolidating Balance Sheet

As of September 30, 2003

(unaudited, in thousands)

	Debtors	Non-debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,321	$506	$—	$15,827
Accounts receivable, net	32,802	1,527	—	34,329
Accounts receivable from affiliates	69	1,548	(1,554)	63
Prepayments and other current assets	5,097	2,793	—	7,890
Assets of discontinued operations	1,101	2,186	—	3,287
Total current assets	54,390	8,560	(1,554)	61,396
Non-current assets:
Property and equipment, net	10,019	198	—	10,217
Goodwill, net	13,700	7,140	—	20,840
Investments	9,428	9,290	(9,290)	9,428
Other intangibles, net	31,646	—	—	31,646
Other assets	2,139	1,651	(1,200)	2,590
Total non-current assets	66,932	18,279	(10,490)	74,721
Total assets	$121,322	$26,839	$(12,044)	$136,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,305	$339	$—	$7,644
Accrued salaries and benefit costs	17,264	162	—	17,426
Accrued liabilities	7,925	611	—	8,536
Liabilities of discontinued operations	951	11,222	—	12,173
Current maturities of capital leases	1,213	10	—	1,223
Liabilities subject to compromise	346,557	—	—	346,557
Total current liabilities	381,215	12,344	—	393,559
Long-Term liabilities:
Capital leases	222	15	—	237
Other liabilities	338	—	—	338
Total long-term liabilities	560	15	—	575
Minority interest	127	208	—	335
Total stockholders’ deficit	(260,580)	14,272	(12,044)	(258,352)
Total liabilities and stockholders’ deficit	$121,322	$26,839	$(12,044)	$136,117

Condensed Consolidating Balance Sheet

As of March 31, 2003

(in thousands)

	Debtors	Non-debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,831	$241	$—	$10,072
Accounts receivable, net	34,791	1,803	—	36,594
Accounts receivable from affiliates	59	1,417	(1,290)	186
Prepayments and other current assets	7,575	272	—	7,847
Assets of discontinued operations	891	—	—	891
Total current assets	53,147	3,733	(1,290)	55,590
Non-current assets:
Property and equipment, net	13,624	232	—	13,856
Goodwill, net	13,408	7,140	—	20,548
Investments	11,231	11,094	(11,094)	11,231
Other intangibles, net	32,042	—	—	32,042
Assets of discontinued operations	791	2,314	—	3,105
Other assets	1,869	18	—	1,887
Total non-current assets	72,965	20,798	(11,094)	82,669
Total assets	$126,112	$24,531	$(12,384)	$138,259

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,572	$276	$—	$5,848
Accrued salaries and benefit costs	14,540	160	—	14,700
Accrued liabilities	8,445	441	—	8,886
Liabilities of discontinued operations	494	11,222	—	11,716
Current maturities of capital leases	—	10	—	10
Total current liabilities	29,051	12,109	—	41,160
Long-Term liabilities:
Liabilities subject to compromise	356,873	—	—	356,873
Capital leases	—	20	—	20
Long-term debt and lease commitments of discontinued operations	—	—	—	—
Other liabilities	1,852	—	—	1,852
Total long-term liabilities	358,725	20	—	358,745
Minority interest	115	262	—	377
Total stockholders’ deficit	(261,779)	12,140	(12,384)	(262,023)
Total liabilities and stockholders’ deficit	$126,112	$24,531	$(12,384)	$138,259

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2003

(unaudited, in thousands)

	Debtor	Non-debtor	Eliminations	Consolidated
NET REVENUES:
Non affiliates	$83,643	$1,455	$—	$85,098
Affiliates	—	136	(32)	104
Total net revenues	83,643	1,591	(32)	85,202

COSTS AND EXPENSES:
Cost of sales	46,490	1,267	—	47,757
Selling, general and administrative	32,115	719	(32)	32,802
Depreciation and amortization	1,357	1	—	1,358
Total costs and expenses	79,962	1,987	(32)	81,917

OPERATING INCOME (LOSS)	3,681	(396)	—	3,285

OTHER INCOME (EXPENSE):
Interest expense	(787)	(2)	—	(789)
Other income	42	(47)	—	(5)

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES AND INCOME TAXES	2,936	(445)	—	2,491

REORGANIZATION ITEMS	(327)	—	—	(327)

MINORITY INTEREST, NET OF TAXES	(4)	64	—	60

EQUITY IN EARNINGS ON JOINT VENTURES	—	927	—	927

INCOME TAX EXPENSE	(450)	—	—	(450)

INCOME FROM CONTINUING OPERATIONS	2,155	546	—	2,701

LOSS FROM DISCONTINUED OPERATIONS	(113)	—	—	(113)

NET INCOME	$2,042	$546	$—	$2,588

Condensed Consolidating Statement of Operations

For the Six Months Ended September 30, 2003

(unaudited, in thousands)

	Debtor	Non-debtor	Eliminations	Consolidated
NET REVENUES:
Non affiliates	$165,861	$3,277	$—	$169,138
Affiliates	—	240	(32)	208
Total net revenues	165,861	3,517	(32)	169,346

COSTS AND EXPENSES:
Cost of sales	92,046	2,437	—	94,483
Selling, general and administrative	65,432	1,448	(32)	66,848
Depreciation and amortization	2,757	40	—	2,797
Total costs and expenses	160,235	3,925	(32)	164,128

OPERATING INCOME (LOSS)	5,626	(408)	—	5,218

OTHER INCOME (EXPENSE):
Interest expense	(2,344)	(4)	—	(2,348)
Other income	87	(46)	—	41

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES AND INCOME TAXES	3,369	(458)	—	2,911

REORGANIZATION ITEMS	(2,163)	—	—	(2,163)

MINORITY INTEREST, NET OF TAXES	(12)	54	—	42

EQUITY IN EARNINGS ON JOINT VENTURES	—	2,504	—	2,504

INCOME TAXES EXPENSE	(450)	—	—	(450)

INCOME FROM CONTINUING OPERATIONS	744	2,100	—	2,844

INCOME FROM DISCONTINUED OPERATIONS	764	—	—	764

NET INCOME	$1,508	$2,100	$—	$3,608

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended September 30, 2003

(unaudited, in thousands)

	Debtor	Non-debtor	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,508	$2,100	$3,608
(Gain) loss from discontinued operations	(764)	—	(764)
Minority interest	12	(54)	(42)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Loss on disposal of fixed assets	290	39	329
Equity in joint ventures	—	(2,504)	(2,504)
Non cash compensation	63	—	63
Depreciation and amortization	2,757	40	2,797
Provision for doubtful accounts	2,187	16	2,203
Gain on settlement of lease obligations	(1,403)	—	(1,403)
Net change in assets and liabilities affecting operations, net of acquisitions:
Accounts receivable and affiliated receivables	40	145	185
Prepayments and other assets	3,408	(4,154)	(746)
Accounts payable and accrued liabilities	576	255	831
Other liabilities	158	—	158
Net cash provided by (used in) operating activities	8,832	(4,117)	4,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(659)	(45)	(704)
Change in assets and liabilities of discontinued operations, net	(1,300)	128	(1,172)
Restricted cash received from sale of discontinued operations	1,250	—	1,250
Distributions received	—	1,230	1,230
Distributions from joint ventures subject to restriction	—	3,074	3,074
Business acquisitions net of cash acquired	(292)	—	(292)
Net cash (used in) provided by investing activities	(1,001)	4,387	3,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under factoring facility	(1,360)	—	(1,360)
Net repayments of capital lease obligations	(981)	(5)	(986)
Net cash used in financing activities	(2,341)	(5)	(2,346)

INCREASE IN CASH AND CASH EQUIVALENTS	5,490	265	5,755

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	9,831	241	10,072

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$15,321	$506	$15,827

NON-CASH TRANSACTIONS:
Liabilities assumed by purchaser of discontinued operations	$1,421	$—	$1,421

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

Results of Continuing Operations

The results of continuing operations presented herein reflect the consolidated net sales and expenses from continuing operations for the three and six months ended September 30, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended September 30,
	2003	2002

Net Revenues	$85,202	$95,221
Costs and expenses:
Cost of sales	47,757	54,452
General and administrative	32,802	43,938
Depreciation and amortization	1,358	1,460
Total costs and expenses	81,917	99,850
Operating income (loss) from continuing operations	$3,285	$(4,629)
Net income (loss) from continuing operations	$2,701	$(10,183)

	Six Months Ended September 30,
	2003	2002

Net Revenues	$169,346	$193,031
Costs and expenses:
Cost of sales	94,483	109,416
General and administrative	66,848	88,368
Depreciation and amortization	2,797	2,924
Total costs and expenses	164,128	200,708
Operating income (loss) from continuing operations	$5,218	$(7,677)
Net income (loss) from continuing operations	$2,844	$(25,205)

The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three and six months ended September 30, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	Chartwell	Joint Ventures*	Chartwell	Joint Ventures*

Net Revenues	$23,563	$16,941	$24,858	$18,804
Cost of Sales	17,571	9,758	18,291	11,075
Gross Profit	5,992	7,183	6,567	7,729
Operating expenses	4,452	4,720	5,483	5,367
Income from operations	1,540	2,463	1,084	2,362
Depreciation and amortization	(220)	(647)	(244)	(424)
Other income (expense)	(441)	191	(1,291)	8
Equity in earnings of joint venture	927	—	887	—
Joint venture earnings allocated to other members	—	(1,080)	—	(1,059)
Net income	$1,806	$927	$436	$887

	Six Months Ended September 30, 2003		Six Months Ended September 30, 2002
	Chartwell	Joint Ventures*	Chartwell	Joint Ventures*

Net Revenues	$47,009	$37,146	$49,992	$37,035
Cost of Sales	34,505	22,005	36,512	21,795
Gross Profit	12,504	15,141	13,480	15,240
Operating expenses	8,819	9,583	10,370	10,558
Income from operations	3,685	5,558	3,110	4,682
Depreciation and amortization	(470)	(862)	(478)	(709)
Other income (expense)	(814)	659	(2,180)	—
Equity in earnings of joint venture	2,504	—	1,793	—
Joint venture earnings allocated to other members	—	(2,851)	—	(2,180)
Net income	$4,905	$2,504	$2,245	$1,793

As noted above, Chartwell’s income from operations under management for the three months ended September 30, 2003 and 2002 totaled $927 thousand and $887 thousand, respectively, and Chartwell’s income from operations under management for the six months ended September 30, 2003 and 2002 totaled $2.5 million and $1.8 million, respectively.

* Chartwell’s ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger, we have investments in eight joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. Our ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and six with 50 percent interest accounted for on the equity basis of accounting. Total Chartwell revenue under management for the three and six months ended September 30, 2003, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, was $40.5 million and $84.2 million, respectively.

Net Revenues

Net revenues for the three and six months ended September 30, 2003 and 2002 are summarized as follows (unaudited, in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	$73,185	$81,865	$144,687	$165,521
Pharmacy Management and Distribution	12,017	13,356	24,659	27,510
Total	$85,202	$95,221	$169,346	$193,031

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

Pharmacy Management and Distribution revenues decreased $1.3 million or 10.0% for the three months ended September 30, 2003 and 2002.  This decrease is due primarily to the Company’s reductions in referrals and focus on higher-margin therapies.  This segment also continues to take steps to reduce business from low-margin referral sources and expand its services to referral sources with higher-margin therapies.

Costs and Expenses

Cost of sales for the three and six months ended September 30, 2003 and 2002 are summarized as follows (unaudited, in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	$39,816	$45,687	$78,885	$91,952
Pharmacy Management and Distribution	7,941	8,765	15,598	17,464
Total	$47,757	$54,452	$94,483	$109,416

Cost of sales as a percentage of sales for the three and six months ended September 30, 2003 and 2002 are summarized as follows:

	Three months ended September 30,		Six months ended September 30,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	54.4%	55.8%	54.5%	55.6%
Pharmacy Management and Distribution	66.1%	65.6%	63.3%	63.5%

Both Home Health/Alternate Site Services and Pharmacy Management and Distribution cost of sales decreased in the three and six months ended September 30, 2003 as compared to the same periods in 2002 because of reduced sales.  The reduction in Home Health/Alternate Site Services cost of sales as a percentage of sales reflects the previously mentioned focus on more profitable payor and therapy mix. The increase in Pharmacy Management and Distribution cost of sales as percentage of sales in the three months ended September 30, 2003 compared to the prior year reflects revised purchasing practices and higher costs in pharmaceuticals.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $11.1 million or 25.3% for the three months ended September 30, 2003 and $21.5 million or 24.4% for the six months ended September 30, 2003, as compared to the comparable periods in 2002.  The decreases are attributed to the full impact of certain cost reduction programs implemented in 2002, especially at our TLCS subsidiary, which included the sale or closure of fourteen locations, reduction in personnel and related costs in its operating locations, regional support and corporate office.  Additionally, a decrease of $1.7 million and $5.0 million, respectively, related to executive non-cash compensation and a reduction in professional fees (classified as SG&A expenses) favorably impacted SG&A expenses for the three and six months ended September 30, 2003.

Other Income (Expense)

Interest expense decreased $6.5 and $17.8 million, respectively, for the three and six months ended September 30, 2003.  These decreases are attributed primarily to the reduction of $5.9 million in deferred financing fees from 2002 and reduced interest charges related to certain pre-petition unsecured debt, as prescribed by SOP 90-7.

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

Liquidity

There are significant uncertainties about our ability to continue as a going concern.  We have incurred accumulated losses of $680.3 million since our inception, including $417.3 million of goodwill and asset impairment charges.  While we have reported net income for the three and six months ended September 30, 2003, there are no guarantees that we will be profitable in the future.

In addition, we have historically had negative working capital and cash flow from continuing operations, and lower than anticipated levels of cash ($15.8 million and $10.1 million of cash and cash equivalents at September 30, 2003 and March 31, 2003, respectively).

Until recently, we have consistently used cash in operations, including cash used in operating activities of $21.3 million in the fiscal year ended March 31, 2003.  However, during the six months ended September 30, 2003, cash provided by operating activities approximated $4.7 million, primarily due to the net income for the period and non-cash charges, such as bad debt expenses of $2.2 million, non cash compensation and expenses of $63 thousand and by depreciation and amortization expense of $2.8 million.  Sources of cash attributable to the net change in operating assets and liabilities of $428 thousand primarily relate to the decrease in accounts receivable and the change in other liabilities during the period.  During the six months ended September 30, 2002, cash used in operating activities of $25.3 million was primarily due to the net loss from the period of $27.7 million and the cash used by the net change in operating assets and liabilities of $14.4 million.

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

In connection with being a debtor-in-possession, we obtained financing from Sun Capital. By order of the bankruptcy court dated December 23, 2002, Sun Capital has been approved to act as our source for outside financing in order for us to make up potential gaps in our cash flow during the course of our bankruptcy.  For the three and six months ended September 30, 2003, CCG has sold approximately $5.2 million and $11.4 million, respectively, worth of receivables to Sun Capital and has received advances in the amount of $4.2 million and $9.1 million, respectively.  Receivables sold in excess of advances are reported net of fees in prepayments and other assets in our Condensed Consolidated Balance Sheet in this Form 10-Q/A for the quarter ended September 30, 2003.

During the six months ended September 30, 2003 and 2002, cash provided in investing activities of $3.4 million and $1.2 million, respectively, was primarily from distributions from our joint ventures.

During the six months ended September 30, 2003, we repaid cash from financing activities of approximately $2.3 million, primarily due to net payments to credit facilities.  During the six months ended September 30, 2002, cash of $24.7 million provided by financing activities was primarily due to borrowings from credit facilities.

The following represents a summary of our estimated contractual obligations and commercial commitments:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Indebtedness	$239,893	$239,893	$—	$—	$—
Capital lease obligations	4,001	1,923	2,057	21	—
Operating lease	15,169	6,246	7,659	1,243	21
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	50,299	50,299	—	—	—
Total contractual cash obligations	$309,362	$298,361	$9,716	$1,264	$21

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

	Payments Due By Period
	(in thousands)
Other Commercial Obligations	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Letters of credit	$515	$515	$—	$—	$—

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

On August 18, 2001, we entered into two offshore financing agreements with Societe Financiere du Seujet, Limited (“SFSL”), a Securities Purchase Agreement and a Debenture and Equity Agreement, providing for up to $83 million financing and $54 million in debenture financing, respectively.  No funding was provided under either of these agreements.  In August 2002, in conjunction with the Company’s $70 million debenture refinancing, these agreements were terminated.

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

Ashe Wahba

On April 17, 2002, Ashe Wahba (“Wahba”) filed a demand for arbitration with the American Arbitration Association (“AAA”) (AAA No. 11 160 01346 2). Prior to his termination in April 2002, Wahba served as Chartwell’s President of International Business. Wahba alleges that we breached the severance and signing compensation provisions of his Executive Employment Agreement (the “Employment Agreement”), dated August 18, 2001. The Employment Agreement called for arbitration for disagreements arising out of or relating to the Employment Agreement. Wahba seeks an award of salary compensation, compensation for stock options, attorneys’ fees and administrative costs. Though we have taken part in settlement discussions with Wahba, no settlement has been reached. We continue to disagree with Wahba’s interpretation of the Employment Agreement.

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

This matter is currently in discovery.  Motions setting forth the parties’ legal positions were filed with the arbitrator on December 19, 2003, and the case was allowed to move forward. A discovery schedule been set and the parties continue to discuss settlement.

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

Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus’ answer to that complaint. Discovery is proceeding on this matter.  We intend to continue pursuing this litigation, and seek all available remedies.  Proceeds from this matter shall be received by PIBL pursuant to the Plan Settlement.

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

The defendants’ answer on responsive pleadings was due on August 8, 2003 and was filed on such date.  Discovery has been suspended in this matter.   Under the terms of the Plan Settlement described in Note 1 of this amended quarterly report, this matter will be settled as part of that Plan Settlement.

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

Discovery is proceeding on this matter and we anticipate that the case will be tried before the end of the year.  Any proceeds from this matter will be received by PIBL and possibly the unsecured creditors of Med pursuant to the Plan Settlement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting, the Company’s common stockholders elected three members to the Board of Directors for a one-year term, expiring at the 2004 Annual Meeting of Stockholders.  The following is a tabulation of the votes for the election of directors:

Director Nominees	For	Withhold

Frank P. Magliochetti, Jr.	90,000,253	2,819,122
Donald H. Ayers	80,324,807	12,494,568
Gregory J. Simms	89,067,629	3,751,746

At the Annual Meeting, the Company’s common stockholders ratified the selection of Brown & Brown, LLP (“Brown & Brown”) as the Company’s independent auditors for the fiscal year ending March 31, 2004.  The following is a tabulation of the votes for the ratification of Brown & Brown:

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

Med Diversified, Inc.

		By:	/s/ Frank P. Magliochetti, Jr.
Frank P. Magliochetti, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	June 25, 2004

		By:	/ s/ James A. Shanahan, III
James A. Shanahan, III
Vice President of Finance and Accounting and Corporate Controller (Principal Financial and Accounting Officer)
Date:	June 25, 2004