Form 10-Q/A
period 2003-12-31
MED DIVERSIFIED INC
filed 2004-06-28
CIK 800181

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2003	March 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,989	$10,072
Accounts receivable, net of allowances of $20,637 and $26,209 at December 31, 2003 and March 31, 2003, respectively	29,949	36,594
Accounts receivable from affiliates, net	98	186
Prepayments and other current assets	7,744	7,847
Assets of discontinued operations	3,244	891
Total current assets	63,024	55,590
Non-current assets:
Property and equipment, net	9,359	13,856
Goodwill	20,840	20,548
Investments	10,247	11,231
Other intangibles, net	31,448	32,042
Assets of discontinued operations, net of current portion	—	3,105
Other assets	1,816	1,887
Total non-current assets	73,710	82,669
TOTAL ASSETS	$136,734	$138,259

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,859	$5,848
Accrued salaries and benefit costs	15,338	14,700
Accrued liabilities	9,966	8,886
Liabilities of discontinued operations	12,127	11,716
Current maturities of capital leases	1,111	10
Liabilities subject to compromise (Note 3)	345,785	—
Total current liabilities	392,186	41,160
Long-Term liabilities:
Liabilities subject to compromise (Note 3)	—	356,873
Capital leases	12	20
Other liabilities	—	—
Liabilities of discontinued operations, net of current portion	—	1,852
Total long-term liabilities	12	358,745
Minority interest	363	377
Stockholders’ equity (deficit):
Series A convertible preferred stock, 5,000 authorized, none issued or outstanding at December 31, 2003 and March 31, 2003	—	—
Common shares, $0.001 par value, 400,000 shares authorized at December 31, 2003 and March 31, 2003, 148,662 issued and outstanding at December 31, 2003 and March 31, 2003	149	149
Paid in capital	427,179	427,179
Stock subscription	(4,400)	(4,400)
Common stock options	377	377
Deferred compensation	—	(63)
Accumulated deficit	(677,763)	(683,896)
Accumulated other comprehensive income	(3)	(3)
Less: treasury shares at cost, 460 shares at December 31, 2003 and March 31, 2003	(1,366)	(1,366)
Total stockholders’ deficit	(255,827)	(262,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$136,734	$138,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2003 and 2002

(unaudited, in thousands, except for per share information)

	2003	2002
NET REVENUE:
Non affiliates	$87,847	$88,972
Affiliates	111	195
Total net revenue	87,958	89,167

COSTS AND EXPENSES:
Cost of services	47,401	51,103
Selling, general and administrative	35,056	36,392
Depreciation and amortization	1,348	1,509
Total costs and expenses	83,805	89,004

OPERATING INCOME	4,153	163

OTHER INCOME (EXPENSE):
Interest expense (contractual interest for the three months ended December 31, 2003 was $5.8 million)	(1,247)	(5,228)
Other income	93	139

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES	2,999	(4,926)

REORGANIZATION ITEMS	(2,142)	(337)

MINORITY INTEREST, NET OF TAXES	(28)	13

EQUITY IN EARNINGS OF JOINT VENTURES	1,920	1,499

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,749	(3,751)

INCOME TAX EXPENSE	(226)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,523	(3,751)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3	(987)

NET INCOME (LOSS)	$2,526	$(4,738)

BASIC EARNINGS PER SHARE:
Continuing operations	$0.02	$(0.02)
Discontinued operations	—	(0.01)
Net income (loss)	$0.02	$(0.03)

WEIGHTED AVERAGE SHARES – BASIC	148,662	148,662

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.02	$(0.02)
Discontinued operations	—	(0.01)
Net income (loss)	$0.02	$(0.03)

WEIGHTED AVERAGE SHARES – DILUTED	150,033	148,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Operations

For the Nine Months Ended December 31, 2003 and 2002

(unaudited, in thousands, except for per share information)

	2003	2002
NET REVENUES:
Non affiliates	$256,985	$281,473
Affiliates	319	725
Total net revenue	257,304	282,198

COSTS AND EXPENSES:
Cost of services	141,884	160,519
Selling, general and administrative (includes non-cash compensation of $63 thousand in 2003 and $5.1 million in 2002)	101,904	124,760
Depreciation and amortization	4,146	4,433
Total costs and expenses	247,934	289,712

OPERATING INCOME (LOSS)	9,370	(7,514)

OTHER INCOME (EXPENSE):
Interest expense (contractual interest for the nine months ended December 31, 2003 was $17.7 million)	(3,596)	(25,358)
Other income	135	963

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES	5,909	(31,909)

REORGANIZATION ITEMS	(4,304)	(337)

MINORITY INTEREST, NET OF TAXES	14	(1)

EQUITY IN EARNINGS OF JOINT VENTURES	4,423	3,292

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,042	(28,955)

INCOME TAX EXPENSE	(676)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,366	(28,955)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	767	(3,446)

NET INCOME (LOSS)	$6,133	$(32,401)

BASIC EARNINGS PER SHARE:
Continuing operations	$0.04	$(0.20)
Discontinued operations	0.01	(0.02)
Net income (loss)	$0.05	$(0.22)

WEIGHTED AVERAGE SHARES – BASIC	148,662	147,574

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.04	$(0.20)
Discontinued operations	0.01	(0.02)
Net income (loss)	$0.05	$(0.22)

WEIGHTED AVERAGE SHARES – DILUTED	149,924	147,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

MED DIVERSIFIED, INC.

(Debtor-In-Possession as of November 27, 2002)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2003 and 2002

(unaudited, in thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,133	$(32,401)
(Gain) loss from discontinued operations	(767)	3,446
Minority interest	(14)	1
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations:
Loss on disposal of fixed assets	388	438
Equity in joint ventures	(4,423)	(3,292)
Non-cash compensation	63	4,876
Impairment charges and other non cash expenses	—	1,164
Depreciation and amortization	4,146	4,433
Provision for doubtful accounts	3,454	4,640
Deferred financing fees	—	5,896
Gain on settlement of lease obligations	(1,403)	—
Net change in assets and liabilities affecting operations, net of acquisitions:
Accounts receivable and affiliated receivables	3,279	9,245
Prepayments and other assets	174	4,972
Accounts payable and accrued liabilities	604	(28,859)
Other liabilities	(1,198)	(4,640)
Net cash provided by (used in) operating activities	10,436	(30,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,056)	(763)
Change in assets and liabilities of discontinued operations, net	(1,191)	—
Restricted cash received from sale of discontinued operations	1,250	—
Distributions received	1,230	2,605
Distributions from joint ventures subject to restriction	4,178	—
Business acquisitions	(292)	—
Net cash provided by investing activities	4,119	1,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term debt and related party debt, net	—	(1,399)
Net repayments of capital lease obligations	(1,340)	(731)
Net (repayments) borrowings under factoring facility	(1,298)	29,246
Net cash (used in) provided by financing activities	(2,638)	27,116

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,917	(1,123)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	10,072	8,008

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$21,989	$6,885

NON-CASH TRANSACTIONS:
Liabilities assumed by purchaser of discontinued operations	$1,421	$—

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

On November 27, 2002 (the “Petition Date”), we and five of our domestic, wholly owned subsidiaries, Chartwell Diversified Services, Inc. (“Chartwell”), Chartwell Community Services, Inc. (“CCS”), Chartwell Care Givers, Inc. (“CCG”), Resource Pharmacy, Inc. (“Resource”) and Trestle Corporation (“Trestle”) (collectively, the “Med Debtors”), filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The reorganization cases are being jointly administered under the caption “In re Med Diversified, Inc., et al., Case No. 8-02-88564.” The Med Debtors (other than Resource and Trestle) continue to operate their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court pending confirmation of plans of liquidation (in the case of Med, Resource, and Trestle) and a plan of reorganization ( in the case of CDSI, CCG and CCS). As a debtor-in-possession, we are authorized to operate our business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

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

The Med and TLCS Debtors’ bankruptcy proceedings are each being separately administered by the Bankruptcy Court.  The TLCS Debtors’ operations represented approximately 69.1% and 68.2% of our consolidated net sales, respectively, for the three and nine months ended December 31, 2003.

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

On June 22, 2004, the U.S. Bankruptcy Court of the Eastern District of New York continued until July 23, 2004 the hearing that originally had been scheduled to begin on June 25, 2004 to consider confirmation of our proposed Second Amended Plan of Liquidation ("Plan") under Chapter 11 of the Bankruptcy Code.

The Bankruptcy Court also continued until July 23, 2004 the hearings to consider confirmations of (1) the Second Amended Plan of Liquidation of our wholly-owned subsidiary, Resource Pharmacy, Inc., and (2) the Second Amended Joint Plan of Reorganization of our wholly-owned subsidiaries, Chartwell Diversified Services, Inc., Chartwell Care Givers, Inc. and Chartwell Community Services, Inc.  The hearing to consider conformation of the Second Amendment Plan of Liquidation of our wholly-owned subsidiary, Trestle Corporation, was not continued and is scheduled to begin on June 28, 2004.

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

In accordance with the guidance provided by SFAS No. 144 the company considered the above mentioned order of the Bankruptcy Court on November 7, 2003 to engage in a process whereby substantially all of the assets of the Debtors were to be sold, a triggering event which required that the Company’s long-lived assets be evaluated for impairment.  Based upon the fair value of the business units at December 31, 2003 and the expected consideration from the sale of substantially all of the assets of TLCS to Crescent approved by the Bankruptcy Court on April 1, 2004, as well as the consideration from the sale of substantially all of the assets of Resource to Omnicare, at an auction conducted by the Bankruptcy Court on March 12, 2004, it was determined that the fair value and the expected proceeds generated from the sale are sufficient to recover the current carrying value of the Company’s long lived assets.

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

	Three Months Ended December 31,
	2003	2002

Net income (loss), as reported	$2,526	$(4,738)
Deduct: total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	—	(7)
Pro forma net income (loss)	$2,526	$(4,745)

Earnings (loss) per share:
Basic, as reported	$0.02	$(0.03)
Basic, pro forma	$0.02	$(0.03)
Diluted, as reported	$0.02	$(0.03)
Diluted, pro forma	$0.02	$(0.03)

	Nine Months Ended December 31,
	2003	2002

Net income (loss), as reported	$6,133	$(32,401)
Deduct: total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(13)	(21)
Pro forma net income (loss)	$6,120	$(32,422)

Earnings (loss) per share:
Basic, as reported	$0.05	$(0.22)
Basic, pro forma	$0.05	$(0.22)
Diluted, as reported	$0.05	$(0.22)
Diluted, pro forma	$0.05	$(0.22)

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities.  FIN 46 defines "variable interest" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among all parties involved.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

The Company has evaluated the impact of FIN 46 on its consolidated financial statements and identified two enterprises, which the Company has determined that it is the primary beneficiary.  These enterprises that are managed by the Company, are 80% and 99% owned by the Company and have been historically consolidated by the Company due to control.  These enterprises have revenue which is included in the Company's consolidated financial statements of $1.7 million and $5.0 million, respectively, for the three and nine months ended December 31, 2003.  Net liabilities included in the accompanying consolidated financial statements for these enterprises approximate $1.3 million and $1.1 million, respectively at December 31, 2003 and March 31, 2003.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS 150 represents a significant change in the practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs.  The Company does not use such instruments in its share repurchase programs.  SFAS 150 is effective for all financial instruments created or modified after May 31, 2003.  Adoption of SFAS 150, based on present and current circumstances, is not expected to have a material effect on the consolidated financial position or results of its operation.

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

Development of a Plan of Reorganization

As previously described in Note 1 of this quarterly report, and in Reports filed on Form 8-K filed on March 12, 2004 and amended on March 17, April 5, May 21 and May 24, 2004 and June 24, 2004, the Med Debtors and the TLC Debtors have filed four plans of liquidation and related disclosure statements, and in the case of or subsidiaries Chartwell Diversified Services, Inc., Chartwell Care Givers, Inc. and Chartwell Community Services, Inc., these subsidiaries have filed a plan of reorganization as well as an accompanying disclosure statement..

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

Reorganization items included in our Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2003 and 2002 consist of the following (unaudited, in thousands):

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2002
Professional services	$2,053	$773	$5,303	$773
Unamortized market premium on term notes, net	—	(721)	—	(721)
Other reorganization costs	30	247	252	247
United States Trustee filing fees	59	38	152	38
Gain on settlement of lease obligations	—	—	(1,403)	—
	$2,142	$337	$4,304	$337

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

In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three and nine months ended December 31, 2003 was $5.8 million and $17.7 million, respectively, which is $4.6 million and $14.1 million, respectively, in excess of interest included in the accompanying financial statements.

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

5)  JOINT VENTURES AND MINORITY INTEREST

As a result of the Chartwell merger in August 2001, we have investments in eight (8) joint ventures with various healthcare providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. We also provide various management services for each of the joint ventures under Administrative Service Agreements, which range for periods from one to five years. Our ownership in the joint ventures includes: one with 80% interest, which is consolidated, one with 45% interest and six with 50% interest, which we account for on an equity basis. Minority interest of $363 thousand and $377 thousand, respectively at December 31, 2003 and March 31, 2003, represents the outside ownership in our consolidated joint venture.

A condensed balance sheet at December 31, 2003 and March 31, 2003 and a condensed statement of operations of the joint ventures accounted for on the equity method for the three and nine months ended December 31, 2003 and 2002 are as follows:

Condensed Combined Balance Sheet

(unaudited, in thousands)

	December 31, 2003	March 31, 2003

Current assets	$23,520	$26,670
Non current assets	5,654	5,871
	29,174	32,541

Current liabilities	5,883	8,564
Non current liabilities	1,101	529
	6,984	9,093
Members equity:
Company	10,247	11,824
Other members	11,943	11,624
	$29,174	$32,541

Condensed Combined Statement of Operations

(unaudited, in thousands)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Revenues	$18,934	$17,645
Expenses	14,751	14,083
	4,183	3,562
Net income allocated to other members	(2,263)	(2,063)
Net income	$1,920	$1,499

	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2002

Revenues	$56,080	$54,680
Expenses	46,542	47,145
	9,538	7,535
Net income allocated to other members	(5,115)	(4,243)
Net income	$4,423	$3,292

6)  INTANGIBLE ASSETS

Our intangible assets at December 31, 2003 and March 31, 2003, other than goodwill, are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2003	March 31, 2003	December 31, 2003	March 31, 2003
	(unaudited)		(unaudited)
Amortized intangible assets:
Administrative service agreements	$7,950	$7,950	$(4,602)	$(4,008)
Total amortized intangible assets	7,950	7,950	(4,602)	(4,008)
Unamortized identifiable intangible assets	28,100	28,100	—	—
Total identifiable intangible assets	$36,050	$36,050	$(4,602)	$(4,008)

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

In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as liabilities subject to compromise effective November 8, 2002 for the TLCS Debtors and November 27, 2002 for the Med Debtors. Thus, contractual interest for the three and nine months ended December 31, 2003 was $5.8 million and $17.7 million, respectively, which is $4.6 million and $14.1 million, respectively, in excess of interest included in the accompanying financial statements.

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

Three Months Ended December 31, 2003
	Trestle	e-Net	Total

Net revenue	$—	$—	$—
Total cost and expenses	—	—	—
Operating loss from discontinued operations	—	—	—
Interest and taxes	—	—	—
Reorganization items	—	—	—
Other	3	—	3
Loss on sale	—	—	—
Income from discontinued operations	$3	$—	$3

	Nine Months Ended December 31, 2003
	Trestle	e-Net	Total

Net revenue	$112	$—	$112
Total cost and expenses	608	—	608
Operating loss from discontinued operations	(496)	—	(496)
Interest and taxes	(34)	—	(34)
Reorganization items	(34)	—	(34)
Other	2	—	2
Gain on sale	1,329	—	1,329
Income from discontinued operations	$767	$—	$767

	Three Months Ended December 31, 2002
	Trestle	e-Net	Total

Net revenue	$677	$—	$677
Total cost and expenses	(1,664)	—	(1,664)
Operating loss from discontinued operations	(987)	—	(987)
Loss from discontinued operations	$(987)	$—	$(987)

	Nine Months Ended December 31, 2002
	Trestle	e-Net	Total

Net revenue	$1,649	$—	$1,649
Total cost and expenses	5,095	—	5,095
Operating loss from discontinued operations	(3,446)	—	(3,446)
Loss from discontinued operations	$(3,446)	$—	$(3,446)

The following is a condensed balance sheet for Trestle and e-Net at December 31, 2003 and March 31, 2003 (in thousands):

		December 31, 2003
		(unaudited)
	Trestle	e-Net	Total
ASSETS
Current assets:
Cash	$—	$2,172	$2,172
Restricted cash	1,058	—	1,058
Other receivables	—	14	14
Total current assets	1,058	2,186	3,244
Total assets	$1,058	$2,186	$3,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other liabilities	$34	$11,222	$11,256
Liabilities subject to compromise	871	—	871
Total current liabilities	905	11,222	12,127
Stockholders’ equity (deficit)	153	(9,036)	(8,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,058	$2,186	$3,244

	March 31, 2003
	Trestle	e-Net	Total
ASSETS
Current assets:
Cash	$511	$—	$511
Accounts receivable and other receivables	148	—	148
Prepaid and other current assets	232	—	232
Total current assets	891	—	891
Non-Current assets:
Property and equipment	83	—	83
Other	708	2,314	3,022
Total non-current assets	791	2,314	3,105
Total assets	$1,682	$2,314	$3,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other liabilities	$494	$11,222	$11,716
Total current liabilities	494	11,222	11,716
Long term liabilities:
Liabilities subject to compromise	871	—	871
Deferred revenue	981	—	981
Total long term liabilities	1,852	—	1,852
Stockholders’ deficit	(664)	(8,908)	(9,572)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,682	$2,314	$3,996

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

Our financial information by business segment is summarized as follows (unaudited, in thousands). The “Other” column includes corporate related items and other expenses not allocated to reportable segments.  No amounts from our former Distance Medicine Business Segment are included in this column (unaudited, in thousands):

	Home Health	Pharmacy	Other	Total
Three Months Ended December 31, 2003:
Net revenue	$75,267	$12,691	$—	$87,958
Operating income (loss) before depreciation and amortization	7,905	189	(2,593)	5,501
Depreciation and amortization	881	238	229	1,348
Operating income (loss) income	7,024	(49)	(2,822)	4,153
Capital expenditures	253	76	23	352
Total assets as of December 31, 2003	$82,203	$42,774	$11,757	$136,734

Three Months Ended December 31, 2002:
Net revenue	$76,102	$13,065	$—	$89,167
Operating income (loss) before depreciation and amortization	3,137	909	(2,374)	1,672
Depreciation and amortization	970	303	236	1,509
Operating income (loss)	2,167	606	(2,610)	163
Capital expenditures	1	45	5	51
Total assets as of March 31, 2003
	$81,149	$49,801	$7,309	$138,259

Nine Months Ended December 31, 2003:
Net revenue	$219,954	$37,350	$—	$257,304
Operating income (loss) before depreciation and amortization	19,956	999	(7,439)	13,516
Depreciation and amortization	2,766	674	706	4,146
Operating income (loss) income	17,190	325	(8,145)	9,370
Capital expenditures	622	388	46	1,056
Total assets as of March 31, 2003
	$81,149	$49,801	$7,309	$138,259

Nine Months Ended December 31, 2002:
Net revenue	$241,623	$40,575	$—	$282,198
Operating income (loss) before depreciation and amortization	6,024	2,153	(11,258)	(3,081)
Depreciation and amortization	2,936	793	704	4,433
Operating income (loss)	3,088	1,360	(11,962)	(7,514)
Capital expenditures	476	196	82	754
Total assets as of March 31, 2003
	$81,149	$49,801	$7,309	$138,259

Our U.S. sales from our pharmacy services and home health services segments are paid through third-party payors, including Medicare, Medicaid and commercial insurance companies, as well as directly from institutions and patients.

During the three and nine months ended December 31, 2003, approximately 83.6% and 83.6%, respectively, of the revenue from these segments were reimbursable by Medicare and Medicaid.

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

Condensed Consolidating Balance Sheet

As of December 31, 2003

(unaudited, in thousands)

	Debtors	Non-debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,614	$375	$—	$21,989
Accounts receivable, net	28,133	1,816	—	29,949
Accounts receivable from affiliates, net	59	1,561	(1,522)	98
Prepayments and other current assets	4,635	3,109	—	7,744
Assets of discontinued operations	1,058	2,186	—	3,244
Total current assets	55,499	9,047	(1,522)	63,024
Non-current assets:
Property and equipment, net	9,203	156	—	9,359
Goodwill	13,700	7,140	—	20,840
Investments	10,247	10,109	(10,109)	10,247
Other intangibles, net	31,448	—	—	31,448
Other assets	1,785	2,329	(2,298)	1,816
Total non-current assets	66,383	19,734	(12,407)	73,710
TOTAL ASSETS	$121,882	$28,781	$(13,929)	$136,734

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,597	$262	$—	$7,859
Accrued salaries and benefit costs	15,154	184	—	15,338
Accrued liabilities	9,212	754	—	9,966
Liabilities of discontinued operations	905	11,222	—	12,127
Current maturities of capital leases	1,101	10	—	1,111
Liabilities subject to compromise	345,785	—	—	345,785
Total current liabilities	379,754	12,432	—	392,186
Long-Term liabilities:
Capital leases	—	12	—	12
Total long-term liabilities	—	12	—	12
Minority interest	138	225	—	363
Total stockholders’ equity (deficit)	(258,010)	16,112	(13,929)	(255,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$121,882	$28,781	$(13,929)	$136,734

Condensed Consolidating Balance Sheet

As of March 31, 2003

(in thousands)

	Debtors	Non-debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,831	$241	$—	$10,072
Accounts receivable, net	34,791	1,803	—	36,594
Accounts receivable from affiliates	59	1,417	(1,290)	186
Prepayments and other current assets	7,575	272	—	7,847
Assets of discontinued operations	891	—	—	891
Total current assets	53,147	3,733	(1,290)	55,590
Non-current assets:
Property and equipment, net	13,624	232	—	13,856
Goodwill, net	13,408	7,140	—	20,548
Investments	11,231	11,094	(11,094)	11,231
Other intangibles, net	32,042	—	—	32,042
Assets of discontinued operations	791	2,314	—	3,105
Other assets	1,869	18	—	1,887
Total non-current assets	72,965	20,798	(11,094)	82,669
TOTAL ASSETS	$126,112	$24,531	$(12,384)	$138,259

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,572	$276	$—	$5,848
Accrued salaries and benefit costs	14,540	160	—	14,700
Accrued liabilities	8,445	441	—	8,886
Liabilities of discontinued operations	494	11,222	—	11,716
Current maturities of capital leases	—	10	—	10
Total current liabilities	29,051	12,109	—	41,160
Long-Term liabilities:
Liabilities subject to compromise	356,873	—	—	356,873
Capital leases	—	20	—	20
Long-term debt and lease commitments of discontinued operations	—	—	—	—
Other liabilities	1,852	—	—	1,852
Total long-term liabilities	358,725	20	—	358,745
Minority interest	115	262	—	377
Total stockholders’ equity (deficit)	(261,779)	12,140	(12,384)	(262,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$126,112	$24,531	$(12,384)	$138,259

Condensed Consolidating Statement of Operations

For the Three Months Ended December 31, 2003

(unaudited, in thousands)

	Debtor	Non-debtor	Eliminations	Consolidated
NET REVENUE:
Non affiliates	$86,102	$1,745	$—	$87,847
Affiliates	—	131	(20)	111
Total net revenue	86,102	1,876	(20)	87,958

COSTS AND EXPENSES:
Cost of services	46,144	1,257	—	47,401
Selling, general and administrative	34,355	721	(20)	35,056
Depreciation and amortization	1,307	41	—	1,348
Total costs and expenses	81,806	2,019	(20)	83,805

OPERATING INCOME (LOSS)	4,296	(143)	—	4,153

OTHER INCOME (EXPENSE):
Interest expense	(1,247)	—	—	(1,247)
Other income	42	51	—	93

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES AND INCOME TAXES	3,091	(92)	—	2,999

REORGANIZATION ITEMS	(2,142)	—	—	(2,142)

MINORITY INTEREST, NET OF TAXES	(11)	(17)	—	(28)

EQUITY IN EARNINGS ON JOINT VENTURES	—	1,920	—	1,920

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	938	1,811		2,749

INCOME TAX EXPENSE	(226)	—	—	(226)

INCOME FROM CONTINUING OPERATIONS	712	1,811	—	2,523

INCOME FROM DISCONTINUED OPERATIONS	3	—	—	3

NET INCOME	$715	$1,811	$—	$2,526

Condensed Consolidating Statement of Operations
For the Nine Months Ended December 31, 2003
(unaudited, in thousands)

	Debtor	Non-debtor	Eliminations	Consolidated
NET REVENUE:
Non affiliates	$251,962	$5,023	$—	$256,985
Affiliates	—	371	(52)	319
Total net revenue	251,962	5,394	(52)	257,304

COSTS AND EXPENSES:
Cost of services	138,190	3,694	—	141,884
Selling, general and administrative	99,786	2,170	(52)	101,904
Depreciation and amortization	4,064	82	—	4,146
Total costs and expenses	242,040	5,946	(52)	247,934

OPERATING INCOME (LOSS)	9,922	(552)	—	9,370

OTHER INCOME (EXPENSE):
Interest expense	(3,596)	—	—	(3,596)
Other income	139	(4)	—	135

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, MINORITY INTEREST AND EQUITY IN EARNINGS OF JOINT VENTURES	6,465	(556)	—	5,909

REORGANIZATION ITEMS	(4,304)	—	—	(4,304)

MINORITY INTEREST, NET OF TAXES	(22)	36	—	14

EQUITY IN EARNINGS ON JOINT VENTURES	—	4,423	—	4,423

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,139	3,903	—	6,042

INCOME TAX EXPENSE	(676)	—	—	(676)

INCOME FROM CONTINUING OPERATIONS	1,463	3,903	—	5,366

INCOME FROM DISCONTINUED OPERATIONS	767	—	—	767

NET INCOME	$2,230	$3,903	$—	$6,133

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended December 31, 2003
(unaudited, in thousands)

	Debtor	Non-debtor	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,230	$3,903	$6,133
Gain from discontinued operations	(767)	—	(767)
Minority interest	22	(36)	(14)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Loss on disposal of fixed assets	350	38	388
Equity in joint ventures	—	(4,423)	(4,423)
Non cash compensation	63	—	63
Depreciation and amortization	4,064	82	4,146
Provision for doubtful accounts	3,400	54	3,454
Gain on settlement of lease obligations	(1,403)	—	(1,403)
Net change in assets and liabilities affecting operations, net of acquisitions:
Accounts receivable and affiliated receivables	3,436	(157)	3,279
Prepayments and other assets	5,308	(5,134)	174
Accounts payable and accrued liabilities	280	324	604
Other liabilities	(1,198)	—	(1,198)
Net cash provided by (used in) operating activities	15,785	(5,349)	10,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,011)	(45)	(1,056)
Change in assets and liabilities of discontinued operations, net	(1,319)	128	(1,191)
Restricted cash received from sale of discontinued operations	1,250	—	1,250
Distributions received	—	1,230	1,230
Distributions from joint ventures subject to restriction	—	4,178	4,178
Business acquisitions	(292)	—	(292)
Net cash (used in) provided by investing activities	(1,372)	5,491	4,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of capital lease obligations	(1,332)	(8)	(1,340)
Net payments under factoring facility	(1,298)	—	(1,298)

Net cash used in financing activities	(2,630)	(8)	(2,638)

INCREASE IN CASH AND CASH EQUIVALENTS	11,783	134	11,917

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	9,831	241	10,072

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$21,614	$375	$21,989

NON-CASH TRANSACTIONS:
Liabilities assumed by purchaser of discontinued operations	$1,421	$—	$1,421

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

Results of Continuing Operations

The results of continuing operations presented herein reflect the consolidated net revenue and expenses from continuing operations for the three and nine months ended December 31, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended December 31,
	2003	2002

Net Revenue	$87,958	$89,167
Costs and expenses:
Cost of services	47,401	51,103
General and administrative	35,056	36,392
Depreciation and amortization	1,348	1,509
Total costs and expenses	83,805	89,004
Operating income from continuing operations	$4,153	$163
Net income (loss) from continuing operations	$2,523	$(3,751)

	Nine Months Ended December 31,
	2003	2002

Net Revenue	$257,304	$282,198
Costs and expenses:
Cost of services	141,884	160,519
General and administrative	101,904	124,760
Depreciation and amortization	4,146	4,433
Total costs and expenses	247,934	289,712
Operating income (loss) from continuing operations	$9,370	$(7,514)
Net income (loss) from continuing operations	$5,366	$(28,955)

The following table summarizes the operations for Chartwell and subsidiaries and the statements of operations of non-majority joint ventures, which are managed by Chartwell for the three and nine months ended December 31, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002
	Chartwell	Joint Ventures*	Chartwell	Joint Ventures*

Net Revenue	$23,250	$18,934	$24,548	$17,645
Cost of Services	17,272	11,509	17,570	9,603
Gross Profit	5,978	7,425	6,978	8,042
Operating expenses	4,612	2,733	5,095	4,701
Income from operations	1,366	4,692	1,883	3,341
Depreciation and amortization	(250)	(385)	(314)	36
Other income (expense)	(331)	(124)	—	184
Equity in earnings of joint venture	1,920	—	1,499	—
Joint venture earnings allocated to other members	—	(2,263)	—	(2,062)
Net income	$2,705	$1,920	$3,068	$1,499

	Nine Months Ended December 31, 2003		Nine Months Ended December 31, 2002
	Chartwell	Joint Ventures*	Chartwell	Joint Ventures*

Net Revenue	$70,260	$56,080	$74,539	$54,680
Cost of Services	51,777	33,514	54,082	31,397
Gross Profit	18,483	22,566	20,457	23,283
Operating expenses	13,431	12,316	15,465	15,258
Income from operations	5,052	10,250	4,992	8,025
Depreciation and amortization	(720)	(1,247)	(791)	(673)
Other income (expense)	(1,145)	535	(2,189)	184
Equity in earnings of joint venture	4,423	—	3,292	—
Joint venture earnings allocated to other members	—	(5,115)	—	(4,244)
Net income	$7,610	$4,423	$5,304	$3,292

As noted above, Chartwell’s income from operations under management for the three months ended December 31, 2003 and 2002 totaled $1.9 million and $1.5 million, respectively, and Chartwell’s income from operations under management for the nine months ended December 31, 2003 and 2002 totaled $4.4 million and $3.3 million, respectively.

* Chartwell’s ownership in the joint ventures ranges from 45% to 50%. As a result of the Chartwell merger, we have investments in eight joint ventures with various health care providers that provide home care services, including high-tech infusion therapy, nursing, clinical respiratory services and durable medical equipment to home care patients. Our ownership in the joint ventures includes: one with 80 percent interest which is consolidated, one with 45 percent interest and six with 50 percent interest accounted for on the equity basis of accounting. Total Chartwell revenue under management for the three and nine months ended December 31, 2003, which includes unconsolidated joint ventures as well as Chartwell subsidiary revenue, was $42.2 million and $126.3 million, respectively.

Net Revenue

Net revenue for the three and nine months ended December 31, 2003 and 2002 are summarized as follows (unaudited, in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	$75,267	$76,102	$219,954	$241,623
Pharmacy Management and Distribution	12,691	13,065	37,350	40,575
Total	$87,958	$89,167	$257,304	$282,198

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

Pharmacy Management and Distribution revenues decreased $374 thousand or 2.9% and $3.2 million or 7.9%, respectively, for the three and nine months ended December 31, 2003 over the comparable prior year.  This decrease is due primarily to our reduction in referrals and focusing on higher-margin therapies.  This segment also continues to take steps to reduce business from low-margin referral sources and expand its services to referral sources with higher-margin therapies.

Costs and Expenses

Cost of services for the three and nine months ended December 31, 2003 and 2002 are summarized as follows (unaudited, in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	$38,873	$43,220	$117,758	$135,172
Pharmacy Management and Distribution	8,528	7,883	24,126	25,347
Total	$47,401	$51,103	$141,884	$160,519

Cost of services as a percentage of sales for the three and nine months ended December 31, 2003 and 2002 are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment	2003	2002	2003	2002

Home Health/Alternate Site Services	51.6%	56.8%	53.5%	55.9%
Pharmacy Management and Distribution	67.2%	60.3%	64.6%	62.5%

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $1.3 million or 3.7% for the three months ended December 31, 2003 and decreased $22.9 million or 18.3% for the nine months ended December 31, 2003, as compared to the comparable periods in 2002.  The decreases are attributed to the full impact of certain cost reduction programs implemented in 2002, especially at our TLCS subsidiary, which included the sale or closure of 15 locations, reduction in personnel and related costs in its operating locations, regional support and corporate office.  Additionally, a decrease of $5.0 million, related to executive non-cash compensation and a reduction in professional fees (classified as SG&A expenses), favorably impacted SG&A expenses for the three and nine months ended December 31, 2003.

Other Income (Expense)

Interest expense decreased $4.0 and $21.8 million, respectively, for the three and nine months ended December 31, 2003, as compared to comparable periods in 2002.  These decreases are attributed primarily to the reduction of $5.9 million in deferred financing fees from 2002 and reduced interest charges related to certain pre-petition unsecured debt, as prescribed by SOP 90-7.

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

Liquidity

There are significant uncertainties about our ability to continue as a going concern.  We have incurred accumulated losses of $677.8 million since our inception, including $417.3 million of goodwill and asset impairment charges.  While we have reported net income for the three and nine months ended December 31, 2003, there are no guarantees that we will be profitable in the future.

In addition, we have historically had negative working capital and cash flow from continuing operations, and lower than anticipated levels of cash ($22.0 million and $10.1 million of cash and cash equivalents at December 31, 2003 and March 31, 2003, respectively).

Until recently, we have consistently used cash in operations, including cash used in operating activities of $21.3 million in the fiscal year ended March 31, 2003.  However, during the nine months ended December 31, 2003, cash provided by operating activities approximated $10.4 million, primarily due to the net income for the period and non-cash charges, such as bad debt expenses of $3.5 million and by depreciation and amortization expense of $4.1 million.  Sources of cash attributable to the net change in operating assets and liabilities of $2.9 million primarily relates to the decrease in accounts receivable and affiliated receivables of $3.3 million and the change in prepayments and other assets during the period.  During the nine months ended December 31, 2002, cash used in operating activities of $30.1 million was primarily due to the net loss from the period of $32.4 million and the cash used by the net change in operating assets and liabilities of $19.3 million.

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

During the nine months ended December 31, 2003, we repaid cash from financing activities of approximately $2.6 million, primarily due to payments made on capital lease obligations and payments to credit facilities.  During the nine months ended December 31, 2002, cash of $27.1 million provided by financing activities was primarily due to borrowings from credit facilities.

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

Addus has filed a counterclaim against us, alleging that we (1) fraudulently induced them to enter into the agreement, (2) negligently misrepresented certain aspects of our business, (3) breached the terms of the agreement by not closing the transaction and not having available funds to close the transaction, and (4) breached certain other confidentiality agreements. Addus has sought compensatory damages in excess of $4 million, a declaratory judgment that it is entitled to retain the $7.5 million deposit, for general and special damages. We dispute these claims vigorously and believe they are without merit. On July 9, 2002, we filed a reply to the counterclaim. This matter has been transferred to the Northern District of Illinois. On October 11, 2002, we filed an Amended Complaint. We received Addus’ answer to that complaint. . Discovery is proceeding on this matter.  We intend to continue pursuing this litigation, and seek all available remedies.  Proceeds from this matter shall be received by PIBL pursuant to the Plan Settlement.

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

Accordingly, we plan to continue to comply with our SEC reporting obligations under the Exchange Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.1	Proposed Asset Purchase Agreement by and among the TLCS Debtors and Charter TLC, Inc.*

31.1	Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference to the correspondingly numbered exhibit in the Quarterly Report on Form 10-Q filed by Med Diversified, Inc. on February 19, 2004.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Med Diversified, Inc.

	By:	/s/ Frank P. Magliochetti, Jr.
Frank P. Magliochetti, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: June 28, 2004

	By:	/s/ James A. Shanahan, III
James A. Shanahan, III
Vice President of Finance and Accounting and Corporate Controller (Principal Accounting Officer)
Date: June 28, 2004